Form 10-Q
period 2013-06-30
China Commercial Credit Inc
filed 2013-08-27
CIK 1556266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-36055

China Commercial Credit, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.1688,Yunli Road, Tongli
Wujiang, Jiangsu Province
People’s Republic of China
(Address of principal executive offices)

(86-0512) 6396-0022
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes  ☐   No ☒

As of August 26, 2013, 10,370,000 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC
FORM 10-Q

Note Regarding Forward-Looking Statements

The information contained in this Quarterly Report on Form 10-Q includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us.  Future developments actually affecting us may not be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  Examples are statements regarding future developments with respect to the following:

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to maintain and attract qualified personnel

●	Any changes in the laws of the PRC or local province that may affect our operations;
●	Inflation and fluctuations in foreign currency exchange rates;
●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business; and
●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

You should not rely upon forward-looking statements as predictions of future events.  The events and circumstances reflected in the forward-looking statements may not be achieved or occur.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should review the factors described in the section entitled “Risk Factors” in our prospectus filed with the SEC on August 14, 2013 and other documents we file from time to time with the SEC. We qualify all of our forward-looking statements by these cautionary statements.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$4,441,194	$1,588,061
Restricted cash	12,040,245	11,595,489
Loans receivable, net of allowance for loan losses $1,725,226 and $857,813 for June 30, 2013 and December 31, 2012, respectively	89,992,654	84,923,480
Interest receivable	702,342	905,454
Tax receivable	346,213	-
Property and equipment, net	306,894	302,626
Other assets	460,560	689,709
Total Assets	$108,290,102	$100,004,819

LIABILITIES AND SHAREHOLDERS’EQUITY
LIABILITIES
Short-term bank loans	$21,033,216	$20,606,791
Deposits payable	12,634,169	9,428,061
Unearned income from financial guarantee services	650,302	773,402
Accrual for financial guarantee services	748,734	880,725
Tax payable, net	-	20,449
Other current liabilities	686,829	742,745
Deferred tax liability	313,535	303,567
Total Liabilities	$36,066,785	$32,755,740

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized, 745 and 645 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	$1	$1
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized, 760 and 640 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	1	1
Common stock (par value $0.001 per share, 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, 9,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	9,000	9,000
Subscription receivable	(1,062)	(11,062))
Additional paid-in capital	44,249,878	44,247,397
Statutory reserve	4,787,143	4,232,164
Retained earnings	17,536,917	14,558,205
Accumulated other comprehensive income	5,641,439	4,213,373
Total Shareholders’ Equity	72,223,317	67,249,079
Total Liabilities and Shareholders’ Equity	$108,290,102	$100,004,819

See notes to the unaudited consolidated financial statements.

 CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Interest and fees on loans	$3,275,026	$3,491,505	$6,187,104	$6,358,526
Interest and fees on loans-related party	-	-	-	13,125
Interest on deposits with banks	21,327	90,397	118,494	181,466
Total interest and fee income	3,296,353	3,581,902	6,305,598	6,553,117

Interest expense
Interest expense on short-term bank loans	(316,697)	(408,741)	(622,852)	(822,718)
Net interest income	2,979,656	3,173,161	5,682,746	5,730,399

Provision for loan losses	(352,872)	(6,876)	(841,088)	(36,652)
Net interest income after provision for loan losses	2,626,784	3,166,285	4,841,658	5,693,747

Commissions and fees on financial guarantee services	361,867	528,042	773,076	949,794
Under/(over) provision on financial guarantee services	104,530	(10,855)	148,700	(17,988)
Commission and fees on guarantee services, net	466,397	517,187	921,776	931,806

NET REVENUE	3,093,181	3,683,472	5,763,434	6,625,553

Non-interest income
Government incentive	-	-	25,775	116,979
Other non-interest income	-	-	-	110,528
Total non-interest income	-	-	25,775	227,507

Non-interest expense
Salaries and employee surcharge	(146,931)	(131,042)	(344,875)	(305,404)
Rental expenses	(64,810)	(63,652)	(128,847)	(127,411)
Business taxes and surcharge	(143,142)	(135,420)	(257,589)	(270,587)
Other operating expense	(419,506)	(298,374)	(870,370)	(522,532)

Total non-interest expense	(774,389)	(628,488)	(1,601,681)	(1,225,934)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,318,792	3,054,984	4,187,528	5,627,126
Provision for income taxes	(354,969)	(356,515)	(653,837)	(971,078)

Net Income	1,963,823	2,698,469	3,533,691	4,656,048
Other comprehensive income
Foreign currency translation adjustment	1,056,705	41,625	1,428,066	414,062
COMPREHENSIVE INCOME	$3,020,528	$2,740,094	$4,961,757	$5,070,110

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME-Continued

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Earnings per share – Basic and diluted	$0.22	$0.37	$0.39	$0.64
Weighted average shares outstanding - Basic and diluted	9,000,000	7,270,920	9,000,000	7,270,920

See notes to unaudited consolidated financial statements.

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,533,691	$4,656,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,279	31,611
Provision for loan losses	841,088	36,632
(Under)/over provision on financial guarantee services	(148,700)	17,991
Deferred tax expense	3,649	16,506
		-
Changes in operating assets and liabilities:
Interest receivable	219,611	(619,535)
Tax receivable	(363,381)	(130,476)
Other assets	240,965	52,671
Unearned income from guarantee services	(137,701)	(159,915)
Other current liabilities	(120,035)	(36,052)
Net cash provided by operating activities	4,124,466	3,865,481

Cash flows from investing activities:
Originated loans disbursement to third parties	(138,596,425)	(100,472,402)
Loans collection from third parties	134,476,939	96,638,984
Loans collection from related parties	-	237,564
Collection from guarantees for loan paid on behalf of customers	-	766,013
Deposit released from banks for financial guarantee services	4,629,533	2,294,122
Deposit paid to banks for financial guarantee services	(1,836,509)	(841,749)
Purchases of property and equipment	(58,758)	(157,600)
Net cash used in investing activities	(1,385,220)	(1,535,068)

Cash flows from financing activities:
Issuance of Series A Preferred stocks	50,000	310,000
Issuance of Series B Preferred stocks	70,000	-
Issuance costs of Series A and Series B Preferred stocks	(12,744)	(97,000)
Common stock issuance cost	(80,019)	-
Cash payment in reverse acquisition	-	(212,375)
Due from a founder shareholder	41,000	-
Payments of dividends	-	(842,005)
Net cash provided by (used in) financing activities	68,237	(841,380)

Effect of exchange rate fluctuation on cash and cash equivalents	45,650	24,396

Net increase in cash and cash equivalents	2,853,133	1,513,429
Cash and cash equivalents at beginning of period	1,588,061	3,549,644
Cash and cash equivalents at end of period	$4,441,194	$5,063,073

Supplemental disclosure cash flow information
Cash paid for interest	$622,852	$831,199
Cash paid for income tax	$1,016,497	$1,085,244

See notes to unaudited consolidated financial statements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) is a company established under the laws of the PRC on October 21, 2008 and its shareholders consisted of 13 companies established under the laws of the People Republic of China (“PRC”) and 1 PRC individual, Mr. Qin Huichun, the CEO. The Company is a microcredit company primarily engaged in providing direct loans and financial guarantee services small-to-medium sized businesses (“SMEs”), farmers and individuals in Wujiang City, Jiangsu Province, PRC.

To comply with PRC laws and regulations that restrict foreign owned enterprises from holding the licenses that are necessary for the operation of direct loan business and financial guarantee services, the Company entered into the following transactions:

On August 7, 2012 CCC entered into certain share exchange agreements with 16 PRC individuals, each of whom is the sole shareholder of a British Virgin Island company (collectively “16 BVI entities”) and the 16 BVI entities. These 16 PRC individuals represent the ultimate owners of the Wujiang Shareholders.

Upon completion of the share exchange, the 16 PRC individuals, through their respective BVI entities, acquired 7,270,920  shares of common stock of CCC in exchange for their agreement to cause the Wujiang Shareholders to enter into the VIE Agreements. As a result of the share exchange, the 16 BVI entities became CCC stockholders, who collectively own approximately 90% of CCC’s total issued and outstanding shares of common stock.

Since neither CCC nor the 16 BVI entities have any operation and only a minor amount of net assets, the share exchange shall be considered as capital transaction in substance, rather than business combination.

The share exchange is recorded as a “reverse recapitalization” equivalent to the issuance of stock to the 16 BVI entities for the net monetary assets of CCC. The accounting for the transaction is identical to a reverse acquisition, except that no goodwill is recorded.

We looked through the 16 BVI entities and treated the share exchange as a reverse merger between CCC and Wujiang Luxiang for accounting purposes, even though the shares exchange is between CCC and the 16 BVI entities, because of the following reasons: (i) neither CCC nor the 16 BVI entities has any operation and only a minor amount of net assets; (ii) the 16 PRC individual, who are the former owners of the 16 BVI entities, are the ultimate owners of Wujiang Luxiang, and (iii) the sole purpose of the share exchange was to issue approximately 90%  of pre-offering CCC shares to the ultimate owners of Wujiang Shareholders.

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

VIE AGREEMENTS

Subsequent to the share exchange, on September 26, 2012, CCC (which was 90% owned by the 16 PRC individuals), through its indirectly wholly owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE”),  entered into a series of VIE Agreements with Wujiang Luxiang. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Wujiang Luxiang’s management and operations.

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Wujiang Luxiang and WFOE, WFOE provides Wujiang Luxiang with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information.  Additionally, Wujiang Luxiang grants an irrevocable and exclusive option to WFOE to purchase from Wujiang Luxiang, any or all of its assets, to the extent permitted under the PRC laws.  WFOE shall own all intellectual property rights that are developed during the course of the agreement.  For services rendered to Wujiang Luxiang by WFOE under the Agreement, the service fee Wujiang Luxiang is obligated to pay shall be calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of Wujiang Luxiang.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years until it is terminated by WFOE with 30-day prior notice. Wujiang Luxiang does not have the right to terminate the agreement unilaterally.

Share Pledge Agreement

Under the Share Pledge Agreement between the shareholders of Wujiang Luxiang and WFOE, the various shareholders of Wujiang Luxiang pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Business Cooperation Agreement.  Under the terms of the Agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.  The shareholders of Wujiang Luxiang also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws.  The shareholders of Wujiang Luxiang further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the shareholders of Wujiang Luxiang irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, all of the equity interests in Wujiang Luxiang.  The option price is equal to the capital paid in by the Wujiang Luxiang shareholders.  The agreement remains effective for a term of ten years and may be renewed at WFOE’s election.

1.	ORGANIZATION AND PRINCIPAL ACTIIVITIES (CONTINUED)

Power of Attorney

Under the Power of Attorney, the shareholders of Wujiang Luxiang authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:  (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang.

Timely Reporting Agreement

To ensure Wujiang Luxiang promptly provides all of the information that WFOE and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Wujiang Luxiang and the Company.

Under the Timely Reporting Agreement, Wujiang Luxiang agrees that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Reverse Stock Split

On May 20, 2013, the Company completed a 0.7812 to 1 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

(b)	Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the prospectus filed with the SEC on A3ugust 14, 2013 for the fiscal year ended December 31, 2012 and 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of June 30, 2013, its results of operations for the three months and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(c)	Interest receivable

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days. Additionally, any previously accrued but uncollected interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectability of the remaining interest and principal. Loans are generally restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

The interest reversed due to the above reason was $179,392 and $121,837 as of June 30, 2013 and December 31, 2012, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Fair Values of Financial Instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at June 30, 2013 and December 31, 2012 were as follows:

a.
Cash, Restricted Cash, Accrued Interest Receivable, Other Receivables, Short-term Bank Loans, Accounts Payable and Accrued Expenses – The carrying values reported in the balance sheets are a reasonable estimate of fair value.

(e)	Foreign currency translation

The functional currency of the Company is Renminbi (“RMB”), and PRC is the primary economic environment in which the Company operates.

For financial reporting purposes, the financial statements of the Company prepared using RMB, are translated into the Company’s reporting currency, United States Dollars (“U.S. dollars”), at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	6.1807	6.3086

	For the six months ended June 30,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2437	6.3141

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrual of estimated liabilities; and (iv) contingencies and litigation.

(g)	Financial guarantee service contract

Financial guarantee contracts provides guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so when scheduled.

The contract amounts reflect the extent of involvement the Company has in the guarantee transaction and also represents the Company’s maximum exposure to credit loss.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
Guarantee	$74,873,396	$86,360,524

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheet. This liability represents probable losses and is increased or decreased by accruing a “Under/(over) provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

This is done throughout the life of the guarantee, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for possible guarantee loss considers the guarantee contract amount and a variety of factors, which include, depending on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information.

Based on the past history, the Company estimates the probable loss to be 1% of contract amount and made a provision for possible credit risk of its guarantee in the amount of $748,734 and $880,725 as of June 30, 2013 and December 31, 2012, respectively. The Company reviews the provision on a quarterly basis.

No write-offs or recoveries against allowance have occurred during the three months and six months ended June 30, 2013 and 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Earnings per share

Basic earnings per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive. As of June 30, 2013 and 2012, there are no potentially dilutive shares outstanding.

(i)	Recently issued accounting standards

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Non-public companies may adopt the standard one year later. Early adoption is permitted. Management does not expect this accounting standard update to have a material impact on the Company’s financial position, operations, or cash flows.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through its wholly owned subsidiary, WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang.

The significant terms of the VIE Agreements are summarized in Note 1.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. WFOE is deemed to have a controlling financial interest and be the primary beneficiary of the entities mentioned in Note 1 above, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over the Wujiang Luxiang, and its ability to conduct its business may be materially and adversely affected.

All of the Company’s operations are conducted through Wujiang Luxiang. Current regulations in China permit Wujiang Luxiang to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Wujiang Luxing to make dividends and other payments to us may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the three month and six month periods ended June 30, 2013 and 2012:

	June 30, 2013	December 31, 2012
	(Unaudited)
Total assets	$106,789,837	$99,886,176
Total liabilities	$34,473,933	$32,698,195

	For the three months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$3,658,220	$4,109,944
Net income	$2,060,629	$2,698,469

	For the six months ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$7,078,674	$7,502,911
Net income	$3,699,857	$4,656,048

All of the Company’s current revenue is generated in RMB.  Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like ours that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

4.	RISKS

(a)	Credit risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities and financial guarantee activities which is an off-balance sheet financial instrument.

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company requires collateral in the form of rights to cash, securities or property and equipment.

The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

1.1 Lending activities

In measuring the credit risk of lending loans to corporate customers, the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development. For individual customers, the Company uses standard approval procedures to manage credit risk for personal loans.

The Company measures and manages the credit quality of loans to corporate and personal customers based on the “Guideline for Loan Credit Risk Classification” (the “Guideline”) issued by the China Banking Regulatory Commission, which requires commercial banks and micro-credit institutions to classify their corporate and personal loans into five categories: (1) pass, (2) special-mention, (3) substandard, (4) doubtful and (5) loss, among which loans classified in the substandard, doubtful and loss categories are regarded as non-performing loans. The Guideline also determines the percentage of each category of non-performing loans as allowances, which are 2% on special-mention loan, 25% on substandard loans, 50% on doubtful loans and 100% on loss loans.

The five categories are defined as follows:

(1)	Pass: loans for which borrowers can honor the terms of the contracts, and there is no reason to doubt their ability to repay principal and interest of loans in full and on a timely basis.

(2)	Special-mention: loans for which borrowers are still able to service the loans currently, although the repayment of loans might be adversely affected by some factors.

(3)
Substandard: loans for which borrowers’ ability to service loans is apparently in question and borrowers cannot depend on their normal business revenues to pay back the principal and interest of loans. Certain losses might be incurred by the Company even when guarantees are executed.

(4)	Doubtful: loans for which borrowers cannot pay back principal and interest of loans in full and significant losses will be incurred by the Company even when guarantees are executed.

(5)	Loss: principal and interest of loans cannot be recovered or only a small portion can be recovered after taking all possible measures and resorting to necessary legal procedures.

Five-category loan classifications are re-examined on a quarterly basis. Adjustments are made to these classifications as necessary according to customers’ operational and financial position.

4.	RISKS (CONTINUED)

The Guideline stipulates that the micro-credit companies, which are limited to provide short-term loans and financial guarantee services to only small to medium size businesses, should choose a reasonable methodology to provide allowance for the probable loss from the credit risk, and the allowance should not be less than the allowance amount derived from the five-category analysis. The Company continuously performs the analysis and believes that the allowance amount it provided is consistently more than the allowance amount derived from the five-category analysis.

1.2 Guarantee activities

The off-balance sheet commitments arising from guarantee activities carry similar credit risk to loans and the Company takes a similar approach on risk management.

Off-balance sheet commitments with credit exposures are also assessed and categorized with reference to the Guideline.

(b)	Liquidity risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

(c)	Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers' invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

5.	RESTRICTED CASH

“Restricted cash” on the consolidated balance sheets, amounting to $12.0 million and $11.6 million as of June 30, 2013 and December 31, 2012, respectively, represents cash pledged with banks as guarantor deposit for the guarantee business customers. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 20% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

At the same time, the Company requires the financial guarantee customers to make a deposit to the Company of the same amount with the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposit payable” on the consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires. The balance in the restricted cash is larger than the deposit payable because in some cases the Company is required by third party bank to pledge in excess of deposits received from customers.

6.	LOANS RECEIVABLE, NET

The loan interest rate ranging between 9.6% ~ 21.6% and 9.6% ~ 21.6% for the six months ended June 30, 2013 and 2012, respectively.

6.1 Loans receivable consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Business loans	$65,485,547	$63,847,080
Personal loans	26,232,333	21,934,213
Total Loans receivable	91,717,880	85,781,293
Allowance for impairment losses
Collectively assessed	(1,725,226)	(857,813)
Individually assessed	-	-
Allowance for loan losses	(1,725,226)	(857,813)
Loans receivable, net	$89,992,654	$84,923,480

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company made to either corporate or individual customers. As of June 30, 2013 and December 31, 2012, the Company had 112 and 109 business loan customers, and 131 and 139 personal loan customers, respectively. Most loans are either guaranteed by third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

As of June 30, 2013, the Company’s estimate of the loan loss under Specific Reserve was higher than the mandatory loan loss reserve rate of 1% and hence the provision amount of $352,872 and $6,876 were charged to the unaudited consolidated statement of income and comprehensive income for the three months ended June 30, 2013 and 2012, respectively. For the period of six months ended June 30, 2013 and 2012, the provisional amounts of $841,088 and $36,652 were charged to the unaudited consolidated statement of income and comprehensive income. No write-offs against allowances have occurred for these periods.

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table presents nonaccrual loans by classes of loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Unaudited)
Business loans	$2,849,520	$1,363,998
Personal loans	293,523	339,881
	$3,143,043	$1,703,879

The following table represents the aging of past due loans as of June 30, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (Unaudited)

Business loans	$808,970	$2,849,520	$3,658,490	$61,827,057	$65,485,547
Personal loans	80,897	293,523	374,420	25,857,913	26,232,333
Total	$889,867	$3,143,043	$4,032,910	$87,684,970	$91,717,880

6.1 Loans receivable consist of the following (continued):

The following table represents the aging of past due loans as of December 31, 2012 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$1,344,320	$1,363,998	$2,708,318	$61,138,762	$63,847,080
Personal loans	-	339,881	339,881	21,594,332	21,934,213
Total	$1,344,320	$1,703,879	$3,048,199	$82,733,094	$85,781,293

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of June 30, 2013 and December 31, 2012, respectively:

Five Categories	June 30, 2013		December 31, 2012%
	(Unaudited)
Pass	$86,714,206	94.5%	$82,733,094	96.4%
Special mention	1,617,940	1.8%	1,344,320	1.6%
Substandard	-	0.0%	117,826	0.1%
Doubtful	3,385,734	3.7%	1,586,053	1.9%
Loss	-	0.0%	-	0.0%
Total	$91,717,880	100%	$85,781,293	100%

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of June 30, 2013:

	June 30, 2013 (Unaudited)		Total
	Personal Loans	Business Loans
Collateral backed loans	$169,884	$1,413,189	$1,583,073
Pledged assets backed loans	4,845,231	4,012,490	8,857,721
Guarantee backed loans	21,217,218	60,059,868	81,277,086
Total	$26,232,333	$65,485,547	$91,717,880

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2012:

	December 31, 2012		Total
	Personal Loans	Business Loans
Collateral backed loans	$39,628	$713,312	$752,940
Pledged assets backed loans	4,482,281	4,374,980	8,857,261
Guarantee backed loans	17,412,304	58,758,788	76,171,092
Total	$21,934,213	$63,847,080	$85,781,293

Collateral Backed Loans

A collateral loan is a loan in which the borrower puts up an asset under their ownership, possession or control, as collateral for the loan. An asset usually is land use rights, inventory, equipment or buildings. The loan is secured against the collateral and we do not take physical possession of the collateral at the time the loan is made.  We will verify ownership of the collateral and then register the collateral with the appropriate government entities to complete the secured transaction.  In the event that the borrower defaults, we can then take possession of the collateral asset and sell it to recover the outstanding balance owed. If the sale proceed of the collateral asset is not sufficient to pay off the debt, we will file a lawsuit against the borrower and seek judgment for the remaining balance.

Pledged Asset Backed Loans

Pledged loans are loans with pledged assets. The pledged assets are usually certificates of deposit. Lenders take physical possession of the pledged assets at the time the loan is made and do not need to register them with government entities to secure the loan.  If the borrower defaults, we can sell the assets to recover the outstanding balance owed.

Both collateral loans and pledged loans are considered secured loans. The amount of a loan that lenders provide depends on the value of the collateral pledged.  Beginning 2011, the Company does not provide unsecured loans.

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual.  As of June 30, 2013 and December 31, 2012, guaranteed loans make up 88.6 % and 88.8% of our direct loan portfolio, respectively.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment.

For the purpose of calculating portfolio-level reserves, we have grouped our loans into two portfolio segments: Corporate and Personal. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collaterals and could include a qualitative component based on management judgment.

In estimating the probable loss of the loan portfolio, the Company also considers qualitative factors such as current economic conditions and/or events in specific industries and geographical areas, including unemployment levels, trends in real estate values, peer comparisons, and other pertinent factors such as regulatory guidance. Finally, as appropriate, the Company also considers individual borrower circumstances and the condition and fair value of the loan collateral, if any.

In addition, the Company also calculates the provision amount in accordance with PRC regulation “The Guidance for Loan Losses” (“The Provision Guidance”) issued by PBOC and is applied to all financial institutes as below:

1.
General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.

2.
Specific Reserve - is based on the level of loss of each loan after categorizing the loan according to their risk.  According to the so-called “Five-Tier Principle” set forth in the Provision Guidance, the loans are categorized as “pass”, “special-mention”, “substandard”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-mention”, 25% for “substandard”, 50% for “doubtful” and 100% for “loss”.

3.
Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry or type of loans. The reserve rate could be decided based on management estimate of loan collectability.

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of June 30, 2013, the Company utilized Specific Reserve in estimating the loan loss as it is higher than General Reserve of 1%.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended June 30, 2013 and 2012:

	Business	Personal	Total
	Loans	Loans	(Unaudited)
Allowance for loan losses for the three months ended June 30, 2013
Beginning balance	$1,177,410	$173,904	$1,351,314
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	35,400	338,512	373,912
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

	Business	Personal	Total
	Loans	Loans	(Unaudited)
Allowance for loan losses for the three months ended June 30, 2012
Beginning balance	$702,096	$99,160	$801,256
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	(15,701)	23,116	7,415
Ending balance	686,395	122,276	808,671
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$686,395	$122,276	$808,671

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2013 and 2012:

	Business	Personal	Total
	Loans	Loans	(Unaudited)
Allowance for loan losses for the six months ended June 30, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	-	(45,438)	(45,438)
Provisions	574,339	338,512	912,851
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

	Business	Personal	Total
	Loans	Loans	(Unaudited)
Allowance for loan losses for the six months ended June 30, 2012
Beginning balance	$663,867	$102,806	$766,673
Charge-offs	-	-	-
Recoveries	-	(3,646)	(3,646)
Provisions	22,528	23,116	45,644
Ending balance	686,395	122,276	808,671
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$686,395	$122,276	$808,671

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total (Unaudited)

Corporate loans	61,584,366	1,537,043	-	2,364,138	65,485,547
Personal loans	25,129,840	80,897	-	1,021,596	26,232,333
Total	86,714,206	1,617,940	-	3,385,734	91,717,880

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total

Corporate loans	61,138,762	1,344,320	79,257	1,284,741	63,847,080
Personal loans	21,594,332	-	38,569	301,312	21, 934,213
Total	82,733,094	1,344,320	117,826	1,586,053	85,781,293

8.	LOAN IMPAIRMENT

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral which approximates to the carrying value due to the short term nature of the loans.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Even though the Company allows a one-time loan extension with period up to the original loan period, which is usually within twelve months that may represent a loan restructuring, but the Company does not grant a concession to debtors as the principal of the loan remain the same and interest rate is fixed at current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and six months ended June 30, 2013 and 2012,  respectively.

9.	OTHER ASSETS

Other assets as of June 30, 2013 and December 31, 2012 consisted of:

	June 30, 2013	December 31, 2012
	(Unaudited)
Prepaid interest to banks	126,580	320,068
Other prepaid expense	-	63,762
Other receivables	333,980	305,879
	$460,560	$689,709

Prepaid interest to banks represents prepaid borrowing costs for its short-term bank borrowings. The balance is amortized over the period of the bank borrowings which is within 12 months.

10.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life below:

Property and equipment consist of the following:

		June 30, 2013	December 31, 2012
	Useful Life	(Unaudited)
Furniture and fixtures	5	$22,944	$22,479
Vehicles	4	241,513	236,617
Electronic equipment	3	122,947	120,454
Leasehold improvement	3	179,400	123,006
Less: accumulated depreciation		(259,910)	(199,930)
Property and equipment, net		$306,894	$302,626

Depreciation expense totaled $28,785 and $19,143 for the three months ended June 30, 2013 and 2012, respectively. For the period of six months ended June 30, 2013 and 2012, depreciation expense totaled $55,279  and $31,611 respectively.

11.	SHORT-TERM BANK LOANS

			June 30, 2013	December 31, 2012
Bank Name	Interest rate	Term	(Unaudited)
Agricultural Bank Of China	Fixed annual rate of 5.82%, guaranteed by Suzhou Dingli Real Estate Co., Ltd	From September 18, 2012 to September 17, 2013	$5,662,789	$5,547,982
Agricultural Bank Of China	Fixed annual rate of 5.87%, guaranteed by Suzhou Dingli Real Estate Co., Ltd	From November 8, 2012 to November 7, 2013	$6,471,759	6,340,551
Agricultural Bank Of China	Fixed annual rate of 6.00%, guaranteed by Suzhou Dingli Real Estate Co., Ltd	From November 22, 2012 to November 21, 2013	$5,662,789	5,547,982
Agricultural Bank Of China	Fixed annual rate of 6.04%, guaranteed by Suzhou Dingli Real Estate Co., Ltd	From December 13, 2012 to December 12, 2013	$3,235,879	3,170,276
			$21,033,216	$20,606,791

As of June 30, 2013 and December 31, 2012, the short-term bank loans have maturity terms within 1 year. Interest expense incurred on short-term loans for the three months ended June 30, 2013 and 2012 was $316,697 and $408,741, respectively, and $622,852 and $822,718 for the period of six months ended June 30, 2013 and 2012, respectively.

12.	DEPOSITS PAYABLE

Deposits payable are security deposit required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts. (See Note 5)

13.	UNEARNED INCOME FROM GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $650,302 and $773,402 as of June 30, 2013 and December 31, 2012, respectively.

14.	OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2013 and December 31, 2012 consisted of:

	June 30, 2013	December 31, 2012
	(Unaudited)
Accrued payroll	$279,725	$486,906
Other tax payable	187,171	151,034
Accrued expense	104,960	39,071
Issuance cost of preferred stocks	92,852	37,096
Other payable	22,121	28,638
	$686,829	$742,745

Other tax payable was mainly business tax payable, which is calculated at 3% of interest and fees on loans and 5% of interest on deposits with banks and commission and fees on guarantee services.

15.	OTHER OPERATING EXPENSE

Other operating expense for the three months ended June 30, 2013 and 2012 consisted of:

	For the three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Depreciation and amortization	$28,785	$19,143
Travel expenses	44,346	3,332
Entertainment expenses	12,023	17,924
Promotion expenses	41,892	5,013
Legal and consulting expenses	49,033	5,080
Car expenses	18,938	20,222
Bank charges	100,701	58,391
Auditing expense	81,395	13,976
Other expenses	42,393	155,293
Total	$419,506	$298,374

15.	OTHER OPERATING EXPENSE (CONTINUED)

Other operating expense for the six months ended June 30, 2013 and 2012 consisted of:

	For the six months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Depreciation and amortization	$55,279	$31,611
Travel expenses	52,142	14,614
Entertainment expenses	31,727	35,295
Promotion expenses	83,284	17,868
Legal and consulting expenses	179,278	13,005
Car expenses	43,343	44,631
Bank charges	199,435	116,881
Auditing expense	154,306	66,518
Other expenses	71,576	182,109
Total	$870,370	$522,532

Other operating expenses mainly include legal and consulting expenses, depreciation and amortization expenses, bank charges and other sundry business expenses. The legal and consulting expenses were mainly for preparation of IPO. For the three months ended June 30, 2013 and 2012, other operating expenses were $419,506 and $298,374, respectively. For the six months ended June 30, 2013 and 2012, other operating expenses were $870,370  and $522,532 , respectively.

16.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the general administration expenses when incurred. The contributions made by the Company were $21,403 and $19,971 for the three months ended June 30, 2013 and 2012, respectively, and $43,882 and $38,841 for the six months ended June 30, 2013 and 2012.

17.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and six months ended June 30, 2013.

18.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).

On December 19, 2011, we issued a total of 1,152,074 shares (900,000 shares post-split) of our Common Stock to our founder shareholders and an advisor at par value of $0.001 and recorded it as additional paid in capital.

On August 7, 2012, the Company, 16 PRC individuals, each of whom is the sole shareholder of a BVI company, and the 16 BVI entities, entered into certain share exchange agreements. The 16 PRC individuals represent the ultimate owners of the Wujiang Shareholders. Upon consummation of the share exchange, theses 16 BVI entities received an aggregate of 9,307,373 (7,270,920 post-split) shares of our Common Stock.

On August 7, 2012, we issued a total of 1,061,290 (829,080 shares post-split) shares of our Common Stock to an aggregate of 13 investors primarily composed of related parties of the founders at the purchase price of $0.001 per share pursuant to certain subscription agreements. The gross and net proceeds were $1,061 from the private placement.

On May 20, 2013, the Company effected a 0.7812-for-1 reverse stock split. All share and per share amounts have been retrospectively restated to reflect the reverse split.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Stock”) and 5,000,000 shares are designated as Series B Convertible Preferred Stock (the “Series B Stock”).

The Series A Stock shall rank (i) prior to the common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A Stock, and (ii) junior to any class or series of equity securities which by its terms shall rank senior to the Series A Stock. The Series A Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

The Series B Preferred Stock shall rank (i) prior to the common stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B Preferred Stock and (ii) junior to any class or series of equity securities which by its terms shall rank senior to the Series B Preferred Stock. The Series B Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

During 2012, we issued a total of 645 shares of Series A Preferred Stock to an aggregate of 10 investors pursuant to certain subscription agreements. We received gross proceeds of $322,500 and incurred costs associated with this private placement $80,625.

On April 1, 2013, the Company sold an additional 100 shares of Series A preferred stock to an investor who previously purchased shares of Series A preferred stock. We received gross proceeds of $50,000 from this private placement

Each share of the Series A Stock will on the day on which we consummate our initial public offering, automatically and without any action on the part of the holder thereof convert into issued and outstanding shares of our common stock beneficially owned by a consultant who received our shares on December 19, 2011. The number of shares of common stock to be issued upon conversion of the Series A Stock will be the purchase price of the Series A Stock divided by a per share conversion price equal to 50% of the price of our initial public offering. No new shares will be issued by the Company at the conversion. In addition, the holders are not permitted to convert their preferred stock prior to consummation of our initial public offering.

18.	CAPITAL TRANSACTION (CONTINUED)

As of December 31, 2012, we issued a total of 640 shares of Series B Preferred Stock to an aggregate of 35 investors pursuant to certain subscription agreements. We received gross proceeds of $320,000 from this private placement, among which $310,000 was received as of December 31, 2012. The costs associated with this private placement were $80,000.

 During the three months ended June 30, 2013, the Company sold a total of 120 additional shares of Series B preferred stock to an aggregate of 9 investors. We received gross proceeds of $60,000 from this private placement.

Each share of the Series B Stock will on the day on which we consummate our initial public offering, automatically and without any action on the part of the holder thereof convert into issued and outstanding shares of our common stock beneficially owned by a consultant who received our shares on December 19, 2011. The number of shared of common stock to be issued upon conversion of Series B Stock will be the purchase price of the Series B Stock divided by a per share conversion price equal to 25% of the price of our initial public offering. No new shares will be issued by the Company at the conversion. In addition, the holders are not permitted to convert their preferred stock prior to consummation of our initial public offering.

The Company evaluated the Series A and B preferred stock under ASC 480-10, Distinguishing Liabilities from Equity and ASC 815-15-25-1, Embedded Derivatives, and determined that they are more akin to equity than debt as the economic characteristic and risk of the preferred shares are “clearly and closely” related to the underlying common shares.

The discount on the Series A and B preferred stock will be accounted for as a beneficial conversion feature under ASC 470-20-25-20, Contingent Conversion Options when the Company completes the IPO. The Company applied  ASC 470-20-30, Initial Measurement, and  determined the commitment dates are the various issuance dates of the preferred stock.

The beneficial conversion feature of the preferred stock will be accounted for as a deemed dividend upon conversion.  The total estimated amount of the deemed dividend in connection with the conversion of the preferred stock into common stock is $752,500.  The deemed dividend will primarily be accounted for as a reduction to retained earnings and an offsetting increase to additional paid in capital in the Company's financial statements following the conversion, in accordance with ASC 470-20-30-8 which limits the amount assigned to the beneficial conversion feature to the amount of the proceeds allocated to the convertible instrument.

19.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,
	2013 Unaudited	2012 Unaudited

Net income attributed to common shareholders	$1,963,823,	$2,698,469

Denominator for basic earnings per share-weighted average shares outstanding	9,000,000	7,270,920

Effect of dilutive securities:	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	9,000,000	7,270,920

Earnings per share - basic	$0.22	$0.37

Earnings per share- diluted	$0.22	$0.37

 The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2013 and 2012, respectively:

	Six months ended June 30,
	2013 Unaudited	2012 Unaudited

Net income attributed to common shareholders	$3,533,691	$4,656,048

Denominator for basic earnings per share-weighted average shares outstanding	9,000,000	7,270,920

Effect of dilutive securities:	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	9,000,000	7,270,920

Earnings per share - basic	$0.39	$0.64

Earnings per share- diluted	$0.39	$0.64

As of June 30, 2013 and 2012, the Company did not have dilutive securities outstanding.

20.	INCOME TAXES AND TAX RECEIVABLE

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform tax rate of 25%. While the New Tax Law equalizes the tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. In November 2009, the Jiangsu Province Government issued Su Zheng Ban Fa [2009] No. 132 which  stipulates that Micro-credit companies in Jiangsu Province is subject to preferential tax rate of 12.5%. As a result, the Company is subject to the preferential tax rate of 12.5% for the periods presented. The taxation practice implemented by the tax authority governing the Company is that the Company pays enterprise income taxes at rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority in five (5) months after December 31 the tax authority will refund the Company the excess enterprise income taxes it paid beyond the rate of 12.5%.

In April 2012 the Company received a notice from local tax authority that the Company’s lending business is qualified to enjoy a preferential tax rate of 12.5% under the Su Zheng Ban Fa [2009] No. 132 for its direct loan operations. However, income arising from guarantee business does not qualify for the preferential rate and is subject to the standard tax rate of 25%. Local tax authority required the Company to implement the above-mentioned policy starting with tax filing for 2011 which was filed in April 2012 and the policy applies to all years thereafter.  The Company evaluated the impact of the changed policy on the income tax provision on the issued financial statements of 2011, and determined the understated income tax for 2011 was approximately $225,445. The Company determined the underpayment was comparatively minimal as it accounted for 3% of net income of 2011, thus it recorded the underpayment of $225,445 in the financial statements for the 3 months ended March 31, 2012. There is no underpayment penalty assessed.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions., For the three months and six months ended June 30, 2013 and 2012,  the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Income tax payable is comprised of:

	June 30, 2013 (Unaudited)	December 31, 2012
Income tax payable	$(93,147)	$(1,068,051)
Income tax receivable	439,360	1,047,602
Total income tax receivable (payable), net	$346,213	$(20,449)

Income tax payables represented enterprise income tax at a rate of 25% the Company accrued for but not paid as June 30, 2013 and December 31, 2012. And income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement.

20.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax expense is comprised of:

	For the three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Current income tax	$355,020	$367,210
Deferred income tax	(51)	(10,695)
Total provision for income taxes	$354,969	$356,515

Income tax expense is comprised of:

	For the six months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Current income tax	$650,187	$954,562
Deferred income tax	3,650	16,516
Total provision for income taxes	$653,837	$971,078

The effective tax rate for the six months ended June 30, 2013 and 2012, was 15.02% and 14.42%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy.  As of June 30, 2013 and December 31, 2012, the deferred tax liability amounted to $313,535 and $303,567, respectively.

21.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationships with the Company
Yongding Company Ltd.	A non-controlling shareholder
Mr. Xinglin Yao	General Manager of the Company

2)	Related party transactions

A.	Loans – Loans repaid from related parties consist of the following:

	For the six months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Mr. Xinglin Yao	-	237,398
Total	$-	$237,398

The loans due from Mr. Xinglin Yao carried an annual interest rate of 10.80% and were repaid in February 2012.

Interest income derived from above loans to related parties are $nil and $13,125 for the six months ended June 30, 2013 and 2012, respectively.

B.	Loan guarantee – Loan guarantee provided by related parties

Yongding Company Ltd, Suzhou Dingli Real Estate Co., Ltd, and Hengtong Company Ltd provided guarantee for short-term borrowings of the Company for the period ended June 30, 2013 and 2012, as disclosed in Note 11. These related parties did not charge commission on the guarantee service.

22.	CONCENTRATION AND CREDIT RISKS

As of June 30, 2013 and December 31, 2012, the Company held cash of $4,441,194 and $1,588,061, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No customer accounted for more than 10% of total  loan balance as of June 30, 2013 and December 31, 2012.

23.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company has been leasing its principal office under a lease agreement from October 21, 2008 to September 30, 2013.  The following table sets forth the Company’s contractual obligations in future periods:

Rental payments (Unaudited)

As of June 30, 2013	$130,160
Total	$130,160

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10%. (See Note 13)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of June 30, 2013, the Company was involved in three lawsuits and all of which are related to loan business. The Company is the plaintiff asking for the recovery of delinquent loans to customers. All of these cases aggregated claim of $584,602 (RMB 3,613,248) and have not been adjudicated by the court yet as of June 30, 2013.

25.	SUBSEQUENT EVENT

On August 12, 2013, the SEC declared effective our registration statement on Form S-1 (“IPO Registration Statement”).  Pursuant to this IPO Registration Statement, along with the accompanying prospectus, we registered an offering of 1,370,000 shares of common stock at a price of $6.50 per share.

On August 16, 2013, the Company closed its initial public offering of 1,370,000 shares of common stock at a price of $6.50 per share for gross proceeds of $8,905,000 and net proceeds of approximately $7,542,600.

On August 16, 2013, all of the outstanding Series A and B preferred shares were converted into an aggregate of 348,462 shares of the common stock of the Company in accordance with the preferred stock agreement and the Company recorded the discount on the Series A and B as a deemed dividend in the amount of $752,500 which will primarily be accounted for as a reduction to retained earnings and an offsetting increase to additional paid in capital in the Company's consolidated financial statements.

ITEM   2      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended June 30, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and  Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

We are a small business lender, providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China.  Since our inception in October 2008, we have developed a large and growing number of borrowers in Wujiang City.  As of June 30, 2013, we have built a $90.0 million portfolio of direct loans to 243 borrowers and a total of $74.9 million in guarantees for 106 borrowers.  We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (No.23) (“Circular No. 23”) to extend short-term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders to provide capital at more favorable terms and sustainable interest rates.

The Company, through its wholly-owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd (“WFOE”), a limited liability company formed under the laws of the PRC, controls our operating entity, Wujiang Luxiang, through a series of variable interest entity (“VIE”) contractual arrangements.   The VIE contracts provide us with management and control of Wujiang Luxiang and entitle the Company to receive the net income and control the assets of Wujiang Luxiang.

Key Factors Affecting Our Results of Operation

Our business and operating results are affected by China’s overall economic growth and market interest rate. Unfavorable changes could affect the demand for the services that we provide and could materially and adversely affect our results of operations.  Our results of operations are also affected by the regulations and industry policies related to the lending industry in the PRC.

Due to changes in the PRC government’s monetary policy, the PBOC Benchmark Rate was reduced and starting August 2012 we are restricted to charge no more than three times the PBOC Benchmark Rate. Prior to August 2012, we were allowed to charge up to four times the PBOC Benchmark Rate. The decreases in the PBOC Benchmark Rate and the new restriction on the allowable points above PBOC Benchmark Rate have slowed our growth in net interest income.

Our results of operations are also affected by the provision for loan losses which is a noncash item and represents an assessment of the risk of future loan losses. Increases in the allowance for loan losses are achieved through provision for loan losses that are charged against net interest income.

Although we have generally benefited from China’s economic growth and the policies to encourage lending to farmers and SMEs, we are also affected by the complexity, uncertainties and changes in the PRC regulations governing the small loan industry. Due to PRC legal restrictions on foreign equity ownership of and investment in the lending sector in China, we rely on contractual arrangements with our PRC operating entity, Wujiang Luxiang, and its shareholders to conduct most of our business in China. We face risks associated with our control over our variable interest entity, as our control is based upon contractual arrangements rather than equity ownership.

Results of Operations

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

CHINA COMMERCIAL CREDIT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		Change
	June 30, 2013	June 30, 2012	$	%
Interest income
Interest and fees on loans	$3,275,026	$3,491,505	(216,479)	-6%
Interest on deposits with banks	21,327	90,397	(69,070)	-76%
Total interest and fees income	3,296,353	3,581,902	(285,549)	-8%

Interest expense
Interest expense on short-term bank loans	(316,697)	(408,741)	92,044	-23%
Net interest income	2,979,656	3,173,161	(193,505)	-6%

Provision for loan losses	(352,872)	(6,876)	(345,996)	5032%
Net interest income after provision for loan losses	2,626,784	3,166,285	(539,501)	-17%

Commissions and fees on financial guarantee services	361,867	528,042	(166,175)	-31%
Under/(over) provision on financial guarantee services	104,530	(10,855)	115,385	-1063%
Commission and fees on guarantee services, net	466,397	517,187	(50,790)	-10%

NET REVENUE	3,093,181	3,683,472	(590,291)	-16%

Total non-interest income	-	-	-	-

Non-interest expense
Salaries and employee surcharge	(146,931)	(131,042)	(15,889)	12%
Rental expenses	(64,810)	(63,652)	(1,158)	2%
Business taxes and surcharge	(143,142)	(135,420)	(7,722)	6%
Other operating expense	(419,506)	(298,374)	(121,132)	41%

Total non-interest expense	(774,389)	(628,488)	(145,901)	23%

INCOME BEFORE PROVISION FOR INCOME TAXES	2,318,792	3,054,984	(736,192)	-24%
Provision for income taxes	(354,969)	(356,515)	1,546	0%

Net Income	1,963,823	2,698,469	(734,646)	-27%
Other comprehensive income
Foreign currency translation adjustment	1,056,705	41,625	1,015,080	2439%
COMPREHENSIVE INCOME	$3,020,528	$2,740,094	280,434	10%

The Company’s consolidated net income for the three months ended June 30, 2013 was $1,963,823 representing a decrease of $734,646 or 27%, over $2,698,469 for the three months ended June 30, 2012. The decrease in net income for the three months ended June 30, 2013 was the net effect of the changes in the following components:

●	a decrease in net interest income of $193,505;
●	an increase in the provision for loan losses of $345,996;
●	a decrease in net commission and fees from our guarantee business of $50,790;
●	an increase in other non-interest expense of $145,901; and
●	a decrease in enterprise income tax of $1,546.

The following paragraphs discuss changes in the components of net income in greater detail during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Net Interest income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $193,505 to $2,979,656 or 6% during the three months ended June 30, 2013, compared to net interest income of $3,173,161 for the three months ended June 30, 2012.

Interest income decreased by $285,549, or 8%, from $3,581,902 to $3,296,353 during the three months ended June 30, 2013.  This was primarily attributable to the lower average interest rate due to the decrease of the PBOC Benchmark Rate published by PBOC from July 2012 and a new restriction on allowable points above the PBOC Benchmark Rate the Company can charge to customers effective August 2012.

The Company’s loans are tied to the PBOC Benchmark Rate. As of June 30, 2013 the PBOC Benchmark one-year Rate was 6.00% as compared to 6.31% during the same period in 2012. In addition, effective August 2012, the Company is allowed to charge only three times the PBOC Benchmark Rate as compared to four times as previously allowed. The decrease in PBOC Benchmark Rate and the lower allowed points above the PBOC Benchmark Rate charged to customers has caused our effective weighted average loan interest rate to decrease from 15.96% for the three months ended June 30, 2012 to 14.57% for the three months ended June 30, 2013.

During the three months ended June 30, 2013, we added 197 new loans and the average loan size was $478,000 as compared to the same period in prior year, we added 141 new loans and the average loan size was $426,000.

Our restricted deposit with third party bank increase by $425,016 but the related interest income declined from $90,397 during the three months ended June 30, 2012 to $21,327 during the three months ended June 30, 2013. This was mainly due to the close of a restricted deposit account, which bore the highest interest rate.

Interest expense represents interest incurred on short-term bank loans and loans from related party. The interest incurred on short term bank loans decreased by $92,044 or 23% due to the net effect of the decrease in loans from $23.8 million as of June 30, 2012 to $21.0 million as of June 30, 2013.

Provision for Loan Losses

The Company’s provision for loan losses were $352,872 and $6,876 for the three months ended June 30, 2013 and 2012, respectively. Provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging of the loans outstanding during the three months ended June 30, 2013, certain loans in category of “substandard”  were moved down to the “doubtful” category  subject to the  higher 50% provision.

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks.  We generally charge a one-time fee of 1.8%-3.6% multiplied by the amount of loans being guaranteed based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $517,187 for the three months ended June 30, 2012, to $466,397 for the three months ended June 30, 2013, representing a decrease of $50,790 or 10%. This  is because the Company is focusing more on the direct loan business which generates higher margins than guarantee business.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information. Based on past experience, the Company estimates the probable loss to be 1% of contract amount and reviews this provision on a quarterly basis. It has been determined that our guarantee business is sufficiently covered by the general provision, as such the Company’s provision for its guarantee business mainly reflects the decrease in the general provision for guarantee business as of each year end as compared to the previous year end.

Non-interest expenses

Non-interest expenses increased from $628,488 for the three months ended June 30, 2012 to $774,389 for the three months ended June 30, 2013, representing an increase of $145,901 or 23%. Non-interest expenses primarily consisted of salary and benefits for employees, business tax and surcharge, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fees, and office supplies. The increase was mainly attributable to (1) salaries and employee surcharge, which increased by $15,889 as we hired a CFO whose basic salary was $4,200 per month and (2) an increase in other operating expenses of $121,132. Other operating expenses were higher during the three months ended June 30, 2013 as compared to the same period of 2012, primarily due to various charges related to the primary offering such as an increase in auditing expense of $67,419, an increase in bank charges of $42,310, an increase in legal and consulting expense of $43,953 and an increase in promotion expense of $36,879.

Income tax

Income taxes decreased from $356,515 for the three months ended June 30, 2012 to $354,969 for the three months ended June 30, 2013, representing a minimal decrease of $1,546.  The decrease in income tax is mainly due to the decrease of pre-tax income for the three months ended June 30, 2013.

Foreign currency translation adjustment

Foreign currency translation adjustment increased from $41,625 for the three months ended June 30, 2012 to $1,056,705 for the three months ended June 30, 2013, representing an increase of $1,015,080. The increase was mainly due to the fluctuation of foreign exchange rates during the second three months of 2013 and 2012.

Six Months Ended June 30, 2013 as Compared to Six Month Ended June 30, 2012

CHINA COMMERCIAL CREDIT, INC.

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Six Months Ended		Change
	June 30, 2013	June 30, 2012	$	%
Interest income
Interests and fees on loans	$6,187,104	$6,358,526	(171,422)	-3%
Interests and fees on loans-related party	-	13,125	(13,125)	-100%
Interests on deposits with banks	118,494	181,466	(62,972)	-35%
Total interest and fees income	6,305,598	6,553,117	(247,519)	-4%

Interest expense
Interest expense on short-term bank loans	(622,852)	(822,718)	199,866	-24%
Net interest income	5,682,746	5,730,399	(47,653)	-1%

Provision for loan losses	(841,088)	(36,652)	(804,436)	2195%
Net interest income after provision for loan losses	4,841,658	5,693,747	(852,089)	-15%

Commissions and fees on financial guarantee services	773,076	949,794	(176,718)	-19%
Under/(over) provision on financial guarantee services	148,700	(17,988)	166,688	-927%
Commission and fees on guarantee services, net	921,776	931,806	(10,030)	-1%

NET REVENUE	5,763,434	6,625,553	(862,119)	-13%

Non-interest income
Government incentive	25,775	116,979	(91,204)	-78%
Other non-interest income	-	110,528	(110,528)	-100%
Total non-interest income	25,775	227,507	(201,732)	-89%

Non-interest expense
Salaries and employee surcharge	(344,875)	(305,404)	(39,471)	13%
Rental expenses	(128,847)	(127,411)	(1,436)	1%
Business taxes and surcharge	(257,589)	(270,587)	12,998	-5%
Other operating expense	(870,370)	(522,532)	(347,838)	67%

Total non-interest expense	(1,601,681)	(1,225,934)	(375,747)	31%

INCOME BEFORE PROVISION FOR INCOME TAXES	4,187,528	5,627,126	(1,439,598)	-26%
Provision for income taxes	(653,837)	(971,078)	317,241	-33%

Net Income	3,533,691	4,656,048	(1,122,357)	-24%
Other comprehensive income
Foreign currency translation adjustment	1,428,066	414,062	1,014,004	245%
COMPREHENSIVE INCOME	$4,961,757	$5,070,110	(108,353)	-2%

The Company’s net income for the six months ended June 30, 2013 was $3,533,691 representing a decrease of $1,122,357 or 24%, over $4,656,048 for the six months ended June 30, 2012. The decrease in net income for the six months ended June 30, 2013 was the net effect of the changes in the following components:

●	a decrease in net interest income of $47,653;

●	an increase in the provision for loan losses of $804,436;

●	an decrease in net commission and fees from our guarantee business of $10,030;

●	a decrease in non-interest income of $201,732;

●	an increase in non-interest expense of $375,747; and

●	an decrease in enterprise income tax of $317,241

The following paragraphs discuss changes in the components of net income in greater detail during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Net Interest income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $47,653 to $5,682,746, or 1%, during the six months ended June 30, 2013, compared to net interest income of $5,730,399 for the six months ended June 30, 2012.

Interest income decreased by $247,519 or 4% from $6,553,117 to $6,305,598 during the six months ended June 30, 2013 as compared with the same period ended June 30, 2012. The decrease was primarily attributable to the reduced interest rate charged on loans. Our net loan balance has increased from $80,351,814 as of June 30, 2012 to $89,992,654 as of June 30, 2013 although the average market loan interest rates decreased from 15.96% for the six months ended June 30, 2012 to 14.57% for the six months ended June 30, 2013. .

During the six months ended June 30, 2013, we added 326 new loans and the average loan size was $429,000 as compared to the same period in prior year, we added 265 new loans and the average loan size was $378,000.

During the six months ended June 30, 2013, the Company continued its effort to reduce related party transactions and accordingly the interest income from the loans to related party was reduced to zero from $13,125 during six months ended June 30, 2012.

Due to the long-term nature of our deposits with third party banks, we utilized these deposits as term deposits during the six months ended June 30, 2013 which in turn generated interest income of $118,494 as compared to $181,466 during the six months ended June 30, 2012. This was mainly due to the close of a restricted deposit account, which bore the highest interest rate.

Interest expense represents interest incurred on short-term bank loans and loans from related party. The interest incurred on short term bank loans decreased by $199,866, or 24%. This was because the total loan decreased from $23.8 million as of June 30, 2012 to $21.0 million as of June 30, 2013. In both periods of six months ended June 30, 2013 and 2012, there was no interest expense related to the loans from related parties as a result of our effort to reduce related party transactions.

Provision for Loan Losses

The Company’s provision for loan losses were $841,088 and $36,652 for the six months ended June 30, 2013 and 2012, respectively. Provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed.  In accordance with the aging schedule, during the six  months ended June 30, 2013, certain loans in category of  “substandard”  were moved down to the “doubtful” category  subject to the higher 50% provision.

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks.  We generally charge a one-time fee of 1.8%-3.6% multiplied by the amount of loans being guaranteed based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $949,794 for the six months ended June 30, 2012, to $773,076 for the six months ended June 30, 2013, representing a decrease of $176,718, or 19%.

Our provision on the financial guarantee services to third parties decreased by $166,688, or 927%, which is caused by decreased guarantee business during six month period ended June 30, 2013. Since we bear the same risk for guarantee business as for the loan business but receive lower profit margins, we decided to concentrate more on loan business.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on past experience, the Company estimates the probable loss to be 1% of contract amount and reviews the provision on a quarterly basis. It has been determined that our guarantee business is sufficiently covered by the general provision, as such the Company’s provision for its guarantee business mainly reflects the increase in the general provision for guarantee business as of each year end as compared to the previous year end.

Non-interest income

Non-interest income decreased from $227,507 for the six months ended June 30, 2013 to $25,775 for the six months ended June 30, 2012, representing a decrease of $201,732, or 89%. Non-interest income mainly includes government incentive and rental income from the Company sub-leasing certain of its leased office space to third parties. The decrease was primarily attributable to the decrease of government incentive and office rental return from local government.

Government incentive received has decreased from $116,979 for the six months ended June 30, 2012 to $25,775 for the same period in 2013. The government incentive was awarded by Jiangsu Finance Office to promote the development of microcredit agencies in Jiangsu Province. During 2012, due to increased number of applicants, the Jiangsu Finance Office announced a new calculation base for incentive. According to the new base, a portion of the government incentive can be obtained only if the Company’s annual average loan interest rate in fiscal year 2011 is less than 15%. The Company did not meet this requirement and hence did not qualify for that portion of the incentive.

Non-interest expenses

Non-interest expenses increased from $1,225,934 for the six months ended June 30, 2012 to $1,601,681 for the six months ended June 30, 2013, representing an increase of $375,747, or 31%. Non-interest expenses primarily consisted of salary and benefits for employees, business tax and surcharge, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fees, and office supplies.

The increase was mainly attributable to:

1.	salaries and staff benefits, which increased by $39,471. The Company hired a CFO, whose monthly basic salary was $4,200; and

2.
an increase in other operating expenses, which increased by $347,838. Other operating expenses were higher during the six months ended June 30, 2013 as compared to the same period of 2012, primarily due to an increase in auditing expense of $87,788, an increase in bank charges of $82,554 and an increase in legal and consulting expense of $166,273.

Income tax

Income taxes decreased from $971,078 for the six months ended June 30, 2012 to $653,837 for the six months ended June 30, 2013, representing a decrease of $317,241 or 33%.  The decrease in income tax is mainly due to the decrease of pre-tax income of 25% for the six months ended June 30, 2013 as compared to the same period of 2012.

The change of tax policy resulted in additional income tax expense. Prior to 2012, the Company was entitled to a preferential income tax rate of 12.5%. In April 2012, the Company received a notice from the local tax authority that the Company’s lending business is qualified for  a preferential tax rate of 12.5%, however, its taxable income arising from its guarantee business is subject to a standard tax rate of 25%.  The local tax authority required the Company to apply the new tax policy retroactively to 2011. Hence, the Company evaluated the impact of the changed policy on the income tax provision on the issued financial statements of 2011, and determined the understated income tax for 2011 was approximately $225,445, which was recorded in the financial statements for the year ended December 31, 2012 as the amount is minimal compared to its net income in 2011.

Foreign currency translation adjustment

Foreign currency translation adjustment increased from $414,062 for the six months ended June 30, 2012 to $1,428,066 for the six months ended June 30, 2013, representing an increase of $1,014,004, or 245%. The increase was mainly due to the fluctuation of foreign exchange rates during the six months ended June 30, 2013 and 2012.

Loan Portfolio Quality

One of our key objectives is to maintain a high level of loan portfolio quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by personally contacting the borrower. Initial contacts typically are made seven days after the date the payment is due, and warning letters are sent by our legal counsel approximately 90 days after the default. In most cases, deficiencies are promptly resolved. If the outstanding amount cannot be collected within 180 days after the maturity date and the parties could not reach an agreement on a specific repayment program, we will initiate legal proceedings.

We also increase the frequency of visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information on a random basis. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.

We account for our impaired loans in accordance with GAAP. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

We allow a one-time loan extension with time duration up to the original loan period, which is usually within twelve months. In order to qualify, the borrower must be current on interest payments. We do not grant a concession to debtors as the principal of the loan remains the same and interest rate is fixed at the current interest rate at the time of extension.

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and it is showing signs of slow-down. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or with professional guarantee company as the loan guarantee method.

In addition, we plan to diversify our risks by concentrating in small amount loans that are below $650,000 (or approximately RMB 4 million). We also eliminated related party loans and initiated more loans to agriculture related business.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability.  As of June 30, 2013, our business loan balance decreased by 3% as compared to that as of December 31, 2012 while personal loans increased by the same percentage.

The following table sets forth the classification of loans receivable of the periods indicated:

	June 30, 2013	Percent	December 31, 2012	Percent
	Amount	of Total		of Total
Business loans	$65,485,547	71.40%	$63,847,080	74.43%
Personal loans	26,232,333	28.60%	21,934,213	25.57%
Total Loans receivable, gross	91,717,880		85,781,293

Nonaccrual loans totaled $3.14 million, or 2.90% of total assets at June 30, 2013, up from $1.70 million, or  1.70% of  total assets at December 31, 2012. The allowance for loan losses was $1.73 million, representing 1.88% of gross loans receivable and 54.89% of  nonaccrual loans at June 30, 2013. At year end, the allowance was $0.86 million, representing 1.00% of gross loans receivable and 50.34% of non-accrual loans.

The increase in our nonaccrual loans was primarily due to the economic condition of the textile industry where 40% of our customers were in.  Starting 2013, the textile industry has been facing difficult challenges, as sales have been poor amid the weak recovery of the international markets, as well as domestic factors. We will continue to monitor these borrowers closely and at the same time reduce the number of new loans to businesses and individual in this industry.

The following table sets forth information concerning our nonaccrual loans as of the periods indicated:

(dollars in thousands)	30-Jun-13	31-Dec-12
Nonaccrual loans	$3,143,043	$1,703,879
Allowance for loan loss	$1,725,226	$857,813
Loans receivable, gross	$91,717,880	$85,781,293
Total assets	$108,290,102	$100,004,819

Nonaccrual loans to loans receivable	3.43%	1.99%
Nonperforming assets to total assets	2.90%	1.70%
Allowance for loan losses to loans receivable	1.88%	1.00%
Allowance for loan losses to non-accrual loans	54.89%	50.34%

Liquidity and Capital Resources

Cash Flows and Capital Resources

To date, we have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans. As a result of our total cash activities, net cash increased from $1,588,061 as of December 31, 2012 to $4,441,194 as of June 30, 2013.

We require cash for working capital, making loans, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that without the needs of future business expansion, our current working capital is sufficient to support our routine operations for the next twelve months.

However, as a micro-credit company regulated by the Chinese Banking Regulatory Commission, we are prohibited from providing saving or checking services to our customers; our borrowing capacity from other financial institutions is also limited to 50% of our equity. Our currently available capital resources may not be sufficient to fund our anticipated expansion.

In addition to raising capital in our recent initial public offering in order to meet the capital needs for our anticipated business expansion, we may take the following actions: (1) continue to improve our collection of loan receivable and interest receivable; (2) if necessary, raise additional capital through the sale of additional equity; and (3) enter into new, or refinance existing, short- and/or long-term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our current shareholders. The incurrence of debt could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may be adversely affected.

Statement of Cash Flows

As of June 30, 2013, cash was $4,441,194 as compared to $1,588,061 as of December 31, 2012.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$4,124,466	$3,865,481
Net cash used in investing activities	$(1,385,220)	$(1,535,068)
Net cash provided by (used in) financing activities	$68,237	$(841,380)
Effects of exchange rate changes on cash	$45,650	$24,396
Net cash inflow	$2,853,133	$1,513,429

Net Cash Provided by Operating Activities

During the six months ended June 30, 2013, we had positive cash flow from operating activities of $4,124,466, an increase of $258,985 from the same period of 2012, during which we had cash flow from operating activities of $3,865,481. The net income for the six months ended June 30, 2013 decreased by $1,122,357 as compared to the six months ended June 30, 2012. The increase in net cash provided by operating activities was the result of several factors, including:

●	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $804,456.
●
An increase in cash flow due to increase in changes in interest receivable by $839,146.  The interest receivable during the six months ended June 30, 2013 decreased by $219,611 as compared to the increase of $619,535 during the same period in 2012. This was due to the growth in our loan portfolio between the two periods, offsetting by lower interest rate charged during the six months ended June 30, 2013.

●
A decrease in cash flow due to the decrease in changes in net tax receivable by $232,905. The net tax payable as of June 30, 2013 increased by $363,381 as compared to the increase of $130,476 in the same period in 2012.  Tax was recovered since 2012. Before December 31, 2011, the Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate is 12.5%. Within five months after December 31, 2011, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $1,385,220, compared to net cash used in investing activities of $1,535,068 for the six months ended June 30, 2012. The cash used in investing activities for the six months ended June 30, 2013 was mainly used for granting new loans and for making deposits in the banks for the financial guarantee service.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 totaled $68,237, as compared to net cash used in financing activities of $841,380 for the six months ended June 30, 2012. The cash used in financing activities for the six months ended June 30, 2013 was mainly attributable to gross proceeds from preferred stock issuances of $120,000, amounts received from a founding shareholder of $41,000, offsetting by the cost of preferred stock and common stock issuances of $12,744 and $80,019, respectively. The cash used in financing activities for the six months ended June 30, 2012 was mainly attributable to net proceeds from the preferred stock issuances of $310,000, offset by cost of preferred stock issuance of $97,000, cash payment in reverse merger of $212,375, and dividend payments of $842,005.

On August 16, 2013, the Company closed its initial public offering of 1,370,000 shares of common stock at a price of $6.50 per share for gross proceeds of $8,905,000 and net proceeds of approximately $7,542,600.

Contractual Obligations

As of June 30, 2013, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Short term bank loans	$21,033,216	$21,033,216	$-	$-	$-
Operating lease	$130,160	$130,160	$-	$-	$-

	$21,163,376	$21,163,376	$-	$-	$-

(1)	The bank loans bear an average annual interest rate of 5.92%.

(2)
Our lease for our office in Wujiang commenced on October 21, 2008 and will expire in September 30, 2013. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

Off-Balance Sheet Arrangements

These financial guarantee contracts consist of providing guarantees to banks on behalf of borrowers to help them obtain loans from banks. The contract amounts reflect the extent of involvement the Company has in the guarantee business and also represents the Company’s maximum exposure to credit loss.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2013	December 31, 2012
Guarantee	$74,873,396	$86,360,524

Critical Accounting Policies

We prepare our financial statements in conformity with Accounting principles generally accepted by the U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the condensed financial statements. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our condensed financial statements and other disclosures included in this prospectus.

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●
Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalties from customers.

●
Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●
Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.

Loans receivable, net

Loans receivable primarily represent loan amounts due from customers. The management has the intent and ability to hold for the foreseeable future, or until maturity, or payoff. Loans receivable are recorded at unpaid principal balances, net of unearned income and allowance that reflects the Company’s best estimate of the amounts that will not be collected. The loans receivable portfolio consists of corporate loans and personal loans. The Company does not charge loan origination and commitment fees.

Allowance for loan losses and loan impairment

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date.  The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and actual losses, delinquencies, and/or risk rating experience within the portfolio.

The Company evaluates its allowance for loan losses on a quarterly basis or more often as deemed necessary. The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date.  The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual problem loans and pools of homogenous loans, and actual loss, delinquency, and/or risk rating experience within the portfolio.

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment.

For the purpose of calculating portfolio-level reserves, we have grouped our loans into two portfolio segments: Corporate and Personal. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collaterals and could include a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. All qualitative adjustments are adequately documented, reviewed, and approved through our established risk governance processes. Refer to Note 6 for information on the allowance for loan losses.

In addition, the Company also calculates the provision amount in accordance with PRC regulations “The Guidance for Loan Losses” (“The Provision Guidance”) issued by PBOC and is applied to all financial institutes as below:

1.
General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.

2.
Specific Reserve - is based on the level of loss of each loan after categorizing the loan according to its risk. According to the so-called “Five-Tier Principle” set forth in the Provision Guidance, the loans are categorized as “pass”, “special-attention”, “substantial”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-attention”, 25% for “substantial”, 50% for “doubtful” and 100% for “loss”.

3.
Special Reserve - is a fund set aside to cover losses due to risks related to a particular country, region, industry or type of loans. The reserve rate is determined based on management's estimate of loan collectability.

Due to the short term nature of the loans receivable and based on the Company’s past loan loss experience, the Company only includes General Reserve in the loan loss reserve.

To the extent the mandatory loan loss reserve rate as required by PBOC differs from management’s estimates, management elects to use the higher rate.

Income Tax

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

Recently issued accounting standards

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the board’s redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Non-public companies may adopt the standard one year later. Early adoption is permitted. Management does not expect this accounting standard update to have a material impact on the Company’s financial position, operations, or cash flows.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, bank loans and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates: Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. On June 30, 2013, we had $4,441,194 million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have any material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates:  While our reporting currency is the U.S. Dollar, most of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of  June 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s prospectus filed with the SEC on August 14, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-189186) (“IPO Registration Statement”).  Pursuant to this IPO Registration Statement, along with the accompanying prospectus, we registered an offering of 1,370,000 shares of common stock at a price of $6.50 per share.

As of August 16, 2013, we received gross proceeds of $8,905,000 and net proceeds of approximately $7,542,600 from the sale of all the shares registered in the IPO Registration Statement. The managing underwriter was Burnham Securities Inc. We expect to use the net proceeds of the offering to engage investor relations professionals to assist in shareholder communications, for general corporate purposes and to increase our lending and guarantee capacity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (**)
101.SCH	XBRL Taxonomy Extension Schema Document (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (**)

* Filed herein
** To be filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2013	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Huichun Qin
Huichun Qin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herein
** To be filed