Form 10-Q
period 2013-09-30
China Commercial Credit Inc
filed 2013-11-14
CIK 1556266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes  ☐   No ☒

As of November 14, 2013, 10,430,657 shares of the Company’s Common Stock, $0.001 par value, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC
FORM 10-Q

INDEX

		Page Number

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
Cash	$6,972,155	$1,588,061
Restricted cash	12,676,190	11,595,489
Loans receivable, net of allowance for loan losses $1,386,907 and $857,813 for September 30, 2013 and December 31, 2012 respectively,	89,125,425	84,923,480
Interest receivable	866,502	905,454
Tax receivable, net	1,012,954	-
Property and equipment, net	279,981	302,626
Other assets	707,369	689,709
Total Assets	$111,640,576	$100,004,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$15,462,491	$20,606,791
Deposits payable	11,323,937	9,428,061
Unearned income from financial guarantee services	610,021	773,402
Accrual for financial guarantee services	699,556	880,725
Tax payable, net	-	20,449
Other current liabilities	402,527	742,745
Deferred tax liability	323,549	303,567
Total Liabilities	28,822,081	32,755,740
Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, nil and 1,000,000 shares authorized; nil and 645 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	$-	$1
Series B Preferred Stock (par value $0.001 per share, nil and 5,000,000 shares authorized; nil and 640 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	-	1
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 10,430,657 and 9,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	10,431	9,000
Subscription receivable	(1,062)	(11,062)
Additional paid-in capital	52,782,321	44,247,397
Statutory reserve	5,147,828	4,232,164
Retained earnings	18,785,001	14,558,205
Accumulated other comprehensive income	6,093,976	4,213,373
Total Shareholders’ Equity	82,818,495	67,249,079
Total Liabilities and Shareholders’ Equity	$111,640,576	$100,004,819

See notes to unaudited consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Interest income
Interests and fees on loans	$2,969,422	$2,416,240	$9,156,526	$8,774,766
Interests and fees on loans-related party	-	-	-	13,125
Interests on deposits with banks	16,922	56,906	135,416	238,372
Total interest and fees income	2,986,344	2,473,146	9,291,942	9,026,263

Interest expense
Interest expense on short-term bank loans	(274,489)	(247,272)	(897,341)	(1,069,990)
Net interest income	2,711,855	2,225,874	8,394,601	7,956,273

Reversal (provision) for loan losses	340,965	(624)	(500,123)	(37,276)
Net interest income after provision for loan losses	3,052,820	2,225,250	7,894,478	7,918,997

Commissions and fees on financial guarantee services	401,984	311,351	1,175,060	1,261,145
Over provision on financial guarantee services	53,661	54,218	202,361	36,230
Commission and fees on guarantee services, net	455,645	365,569	1,377,421	1,297,375

Net Revenue	3,508,465	2,590,819	9,271,899	9,216,372

Non-interest income
Government incentive	57,460	58,578	83,235	175,557
Other non-interest income	99,337	25,368	99,337	135,896
Total non-interest income	156,797	83,946	182,572	311,453

Non-interest expense
Salaries and employee surcharge	(167,078)	(203,496)	(511,953)	(508,900)
Rental expenses	(65,244)	(63,874)	(194,091)	(191,285)
Business taxes and surcharge	(103,877)	(97,275)	(361,466)	(367,862)
Other operating expenses	(580,233)	(246,342)	(1,450,603)	(768,874)
Total non-interest expense	(916,432)	(610,987)	(2,518,113)	(1,836,921)

Income Before Taxes	2,748,830	2,063,778	6,936,358	7,690,904
Income tax expense	(387,561)	(149,228)	(1,041,398)	(1,120,306)
Net Income	2,361,269	1,914,550	5,894,960	6,570,598

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	(372,500)	-	(372,500)	-
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	(380,000)	-	(380,000)	-
Net income attributable to Common Stock shareholders	$1,608,769	$1,914,550	$5,142,460	$6,570,598

Earnings per Share- Basic and Diluted	$0.17	$0.23	$0.56	$0.86

Weighted Average Shares Outstanding-Basic and Diluted	9,692,533	8,285,815	9,233,381	7,611,688

Net Income	2,361,269	1,914,550	5,894,960	6,570,598
Other comprehensive income
Foreign currency translation adjustment	452,537	(54,195)	1,880,603	359,867
Comprehensive Income	$2,813,806	$1,860,355	$7,775,563	$6,930,465

See notes to unaudited consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$5,894,960	$6,570,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,926	50,233
Provision for loan losses	500,123	37,276
Over provision on financial guarantee services	(202,361)	(36,230)
Deferred tax expense	11,705	25,168
Changes in operating assets and liabilities:
Interest receivable	62,478	(90,273)
Tax receivable/tax payable, net	(1,021,744)	8,930
Other assets	436,288	6,047
Unearned income from guarantee services	(181,941)	(62,873)
Other current liabilities	(161,387)	(28,057)
Net Cash Provided by Operating Activities	5,422,047	6,480,819

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(186,874,447)	(145,961,798)
Loans collection from third parties	184,319,796	141,759,435
Loans collection from related parties	-	237,564
Payment of loans on behalf of guarantees	(435,468)	-
Collection from guarantees for loan paid on behalf of customers	-	526,653
Deposit released from banks for financial guarantee services	5,447,398	4,052,733
Deposit paid to banks for financial guarantee services	(4,584,430)	(1,388,553)
Purchases of property and equipment	(58,758)	(166,592)
Net Cash Used in Investing Activities	(2,185,909)	(940,558)

Cash Flows From Financing Activities:
Proceeds from short-term bank borrowings	4,881,859	5,536,573
Repayment of short-term bank borrowings	(10,563,457)	(11,879,175)
Issuance of Series A Preferred stocks	50,000	272,500
Issuance of Series B Preferred stocks	70,000	-
Issuance cost of preferred stocks	(12,744)	(19,229)
Proceeds from initial public offering, net of offering costs	7,473,528	-
Proceeds from exercise of underwriter over-allotment, net of offering costs	255,992	-
Common Stock issuance cost	(80,019)	-
Cash payment in reverse acquisition	-	(245,401)
Payments of dividends	-	(842,554)
Net Cash Provided by/(Used in) Financing Activities	2,075,159	(7,177,286)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	72,797	27,908

Net Increase/(Decrease) In Cash and Cash Equivalents	5,384,094	(1,609,117)
Cash and Cash Equivalents at Beginning of Period	1,588,061	3,549,644
Cash and Cash Equivalents at End of Period	$6,972,155	$1,940,527

Supplemental Cash Flow Information
Cash paid for interest expense	$909,190	$1,088,318
Cash paid for income tax	$2,057,841	$1,091,816

See notes to unaudited consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL ACTITIVIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) is a company established under the laws of the PRC on October 21, 2008 and its shareholders consisted of 13 companies established under the laws of the People's Republic of China (“PRC”) and 1 PRC individual, Mr. Qin Huichun, the Company's CEO (collectively, the "Wujiang Luxiang Shareholders"). The Company is a microcredit company primarily engaged in providing direct loans and financial guarantee services small-to-medium sized businesses (“SMEs”), farmers and individuals in Wujiang City, Jiangsu Province, PRC.

On August 7, 2012 CCC entered into certain share exchange agreements with 16 PRC individuals, each of whom is the sole shareholder of a British Virgin Island company (collectively “16 BVI entities”) and the 16 BVI entities. These 16 PRC individuals represent the ultimate owners of the Wujiang Luxiang Shareholders.

Upon completion of the share exchange, the 16 PRC individuals, through their respective BVI entities, acquired 7,270,920  shares of Common Stock, par value $0.001 per share (the "Common Stock") of CCC in exchange for their agreement to cause the Wujiang Luxiang Shareholders to enter into the VIE Agreements. As a result of the share exchange, the 16 BVI entities became CCC shareholders, who collectively owned approximately 90% of CCC’s total issued and outstanding shares of Common Stock at the time of the share exchange.

Since at the time of the share exchange neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets, the share exchange shall be considered as capital transaction in substance, rather than a business combination.

The share exchange is recorded as a “reverse recapitalization” equivalent to the issuance of stock to the 16 BVI entities for the net monetary assets of CCC. The accounting for the transaction is identical to a reverse acquisition, except that no goodwill is recorded.

Management of the Company looked through the 16 BVI entities and treated the share exchange as a reverse merger between CCC and Wujiang Luxiang for accounting purposes, even though the share exchange was between CCC and the 16 BVI entities, because of the following reasons: (i) neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets; (ii) the 16 PRC individual, who are the owners of the 16 BVI entities, are the ultimate owners of Wujiang Luxiang, and (iii) the sole purpose of the share exchange was to issue approximately 90%  of pre-public offering CCC shares to the ultimate owners of Wujiang Luxiang Shareholders.

VIE AGREEMENTS

Subsequent to the share exchange, on September 26, 2012, the Company through its indirectly wholly owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE”), entered into a series of VIE Agreements with Wujiang Luxiang and the Wujiang Luxiang Shareholders. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Wujiang Luxiang’s management and operations.

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

1.  ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

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

Power of Attorney

Under the Power of Attorney, the shareholders of Wujiang Luxiang authorized WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to: (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang.

Timely Reporting Agreement

To ensure Wujiang Luxiang promptly provides all of the information that WFOE and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Wujiang Luxiang and the Company.

Under the Timely Reporting Agreement, Wujiang Luxiang agreed that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

On September 5, 2013, CCC HK established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China.  PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond.  During the quarter ended September 30, 2013, PFL did not have any operations except for initial organizational activities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Reclassification

Certain prior year income statement accounts have been reclassified to conform to the current year’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

(b) Reverse Stock Split

On May 20, 2013, the Company completed a 0.7812 to 1 reverse split of its Common Stock. All Common Stock and per share of Common Stock amounts in the consolidated financial statements and footnotes have been adjusted retroactively for all periods presented to reflect the effects of this action.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the prospectus filed with the SEC on August 14, 2013 for the fiscal year ended December 31, 2012 and 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2013, its results of operations for the three months and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(d) Interest receivable

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan is past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days. Additionally, any previously accrued but uncollected interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectability of the remaining interest and principal. Loans are generally restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

The interest reversed due to the above reason was $226,174 and $121,837 as of September 30, 2013 and December 31, 2012, respectively.

(e) Fair Values of Financial Instruments

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at September 30, 2013 and December 31, 2012 were as follows:

Cash, Restricted Cash, Accrued Interest Receivable, Other Receivables, Short-term Bank Loans, Accounts Payable and Accrued Expenses – The carrying values reported in the balance sheets are a reasonable estimate of fair value.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The PRC subsidiaries maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

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

	September 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	6.1439	6.3086

	For The Nine Months Ended September 30,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.2173	6.3085

(g) Use of estimates

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

(h) Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments whose contract amounts represent credit risk are as follows:

	September 30, 2013	December 31, 2012
	(Unaudited)
Guarantee	$69,955,566	$86,360,524

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Financial guarantee service contract (continued)

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheet. This liability represents probable losses and is increased or decreased by accruing an “Over provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past history, the Company estimates the probable loss to be 1% of contract amount and made a provision for possible credit risk of its guarantee in the amount of $699,556 and $880,725 as of September 30, 2013 and December 31, 2012, respectively. The Company reviews the provision on a quarterly basis.

(i) Earnings per share

Basic earnings per share is computed by dividing the net income applicable to holders of Common Stock by the weighted-average number of shares of Common Stock outstanding for the period. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive. During periods of net income, shares associated with convertible preferred stock are not included because the inclusion would be dilutive. The total numbers of such shares excluded from the calculation of diluted per common share were 348,462 and 348,462 for the nine months ended September 30, 2013 and three months ended September 30, 2013, respectively.

(j) Recently issued accounting standards

In July 2013, the FASB issued the ASU 2013-09 Fair Value Measurements. The amendments in this Update defer indefinitely the effective date of certain quantitative disclosures contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang and the Wujiang Luxiang Shareholders.

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

All of the Company’s current operations are conducted through Wujiang Luxiang. Current regulations in China permit Wujiang Luxiang to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Wujiang Luxiang to make dividends and other payments to the Company may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

The following financial statement amounts and balances of the VIEs were included in the accompanying condensed unaudited consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the three month and nine month periods ended September 30, 2013 and 2012:

	September 30, 2013	December 31, 2012
	(Unaudited)
Total assets	$105,176,703	$99,886,176
Total liabilities	30,010,251	32,698,195

	For the Three Months Ended		For the Nine Month Ended
	September 30,		September 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Revenue	$3,385,431	$2,784,497	$10,464,105	$10,287,408
Net income	2,404,572	1,922,410	6,104,429	6,578,458

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

All of the Company’s current revenue is generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in US$ or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like WFOE that need foreign exchange for the distribution of profits to their shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(1) Lending activities

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

The Guideline stipulates that micro-credit companies, which are limited to provide short-term loans and financial guarantee services to only small to medium size businesses, should choose a reasonable methodology to provide allowance for the probable loss from the credit risk, and the allowance should not be less than the allowance amount derived from the five-category analysis. The Company continuously performs the analysis and believes that the allowance amount it provided is consistently more than the allowance amount derived from the five-category analysis.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  RISKS (CONTINUED)

(a) Credit risk (continued)

(2) Guarantee activities

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

5.  RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $12.7 million and $11.6 million as of September 30, 2013 and December 31, 2012, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 20% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposits payable” on the unaudited consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires.

6.  LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 21.6% and 9.6% ~ 21.6% for the nine months ended September 30, 2013 and 2012, respectively.

6.1 Loans receivable consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012

Business loans	$53,789,729	$63,847,080
Personal loans	36,722,603	21,934,213
Total Loans receivable	90,512,332	85,781,293
Allowance for impairment losses
Collectively assessed	(1,386,907)	(857,813)
Individually assessed	-	-
Allowance for loan losses	(1,386,907)	(857,813)
Loans receivable, net	$89,125,425	$84,923,480

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  LOANS RECEIVABLE, NET (CONTINUED)

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either corporate or individual customers. As of September 30, 2013 and December 31, 2012, the Company had 100 and 109 business loan customers, and 122 and 139 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended September 30, 2013 and 2012, a reversal of $340,965 and a provision of $624 were charged to the unaudited consolidated statement of income, respectively. For the period of nine months ended September 30, 2013 and 2012, provision of $500,123 and $37,276 were charged to the unaudited consolidated statement of income, respectively. No write-offs against allowances have occurred for these periods.

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan's past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)	December 31, 2012

Business loans	$1,848,668	$1,363,998
Personal loans	211,592	339,881
	$2,060,260	$1,703,879

The following table represents the aging of loans as of September 30, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (Unaudited)

Business loans	$1,025,407	$1,848,668	$2,874,075	$50,915,654	$53,789,729
Personal loans	1,269,552	211,592	1,481,144	35,241,459	36,722,603
	$2,294,959	$2,060,260	$4,355,219	$86,157,113	$90,512,332

The following table represents the aging of loans as of December 31, 2012 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$1,344,320	$1,363,998	$2,708,318	$61,138,762	$63,847,080
Personal loans	-	339,881	339,881	21,594,332	21,934,213
	$1,344,320	$1,703,879	$3,048,199	$82,733,094	$85,781,293

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of September 30, 2013 and December 31, 2012, respectively:

Five Categories	September 30, 2013%		December 31, 2012%
	(Unaudited)
Pass	$86,157,113	95.2%	$82,733,094	96.4%
Special mention	1,562,525	1.7%	1,344,320	1.6%
Substandard	162,764	0.2%	117,826	0.1%
Doubtful	2,629,930	2.9%	1,586,053	1.9%
Loss	-	0.0%	-	0.0%
Total	$90,512,332	100%	$85,781,293	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2013:

	September 30, 2013
	Personal Loans	Business Loans	Total (Unaudited)
Collateral backed loans	$-	$2,072,706	$2,072,706
Pledged assets backed loans	4,357,167	3,678,445	8,035,612
Guarantee backed loans	32,365,436	48,038,578	80,404,014
	$36,722,603	$53,789,729	$90,512,332

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2012:

	December 31, 2012
	Personal Loans	Business Loans	Total
Collateral backed loans	$39,628	$713,312	$752,940
Pledged assets backed loans	4,482,281	4,374,980	8,857,261
Guarantee backed loans	17,412,304	58,758,788	76,171,092
	$21,934,213	$63,847,080	$85,781,293

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual.  As of each of September 30, 2013 and December 31, 2012, guaranteed loans make up 88.8% of our direct loan portfolio, respectively.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of September 30, 2013, the Company utilized Specific Reserve in estimating the loan loss as it is higher than General Reserve of 1%.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three and nine months ended September 30, 2013 and 2012:

	Business Loans	Personal Loans	Total (Unaudited)
For the three months ended September 30, 2013
Beginning balance	$1,212,810	$512,416	$1,725,226
Charge-offs	-	-	-
Recoveries	(288,313)	(50,006)	(338,319)
Provisions	-	-	-
Ending balance	924,497	462,410	1,386,907
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$924,497	$462,410	$1,386,907

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total (Unaudited)
For the three months ended September 30, 2012
Beginning balance	$686,395	$122,276	$808,671
Charge-offs	-	-	-
Recoveries	(14,016)	-	(14,016)
Provisions	-	14,024	14,024
Ending balance	672,379	136,300	808,679
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$672,379	$136,300	$808,679

	Business Loans	Personal Loans	Total (Unaudited)
For the nine months ended September 30, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	(288,313)	(140,882)	(429,195)
Provisions	574,339	383,950	958,289
Ending balance	924,497	462,410	1,386,907
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$924,497	$462,410	$1,386,907

	Business Loans	Personal Loans	Total (Unaudited)
For the nine months ended September 30, 2012
Beginning balance	$663,867	$102,806	$766,673
Charge-offs	-	-	-
Recoveries	(14,016)	(3,646)	(17,662)
Provisions	22,528	37,140	59,668
Ending balance	672,379	136,300	808,679
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$672,379	$136,300	$808,679

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total (Unaudited)

Business loans	$50,915,654	$1,025,407	$81,382	$1,767,286	$53,789,729
Personal loans	35,241,459	537,118	81,382	862,644	36,722,603
	$86,157,113	$1,562,525	$162,764	$2,629,930	$90,512,332

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total

Business loans	$61,138,762	$1,344,320	$79,257	$1,284,741	$63,847,080
Personal loans	21,594,332	-	38,569	301,312	21,934,213
	$82,733,094	$1,344,320	$117,826	$1,586,053	$85,781,293

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to debtors. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and nine months ended September 30, 2013 and 2012, respectively.

9.  OTHER ASSETS

Other assets as of September 30, 2013 and December 31, 2012 consisted of:

	September 30, 2013 (Unaudited)	December 31, 2012
Prepaid interest to banks	$182,398	$320,068
Guarantee paid on behalf of guarantee service customers	440,671	-
Other prepaid expense	-	63,762
Other receivables	84,300	305,879
	$707,369	$689,709

Payments on behalf of guarantee service customers represents payment made by the Company to a bank on behalf of one of its guarantee service customers who defaulted on its loan repayment to the bank. Management is of the opinion that payment on behalf of its guarantee service customers is collectible as of September 30, 2013.

Prepaid interest to banks represents prepaid borrowing costs for its short-term bank borrowings. The balance is amortized over the period of the bank borrowings which is within 12 months.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life below:

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2013 (Unaudited)	December 31, 2012
Furniture and fixtures	5	$23,081	$22,479
Vehicles	4	242,960	236,617
Electronic equipment	3	123,683	120,454
Leasehold improvement	3	180,475	123,006
Less: accumulated depreciation		(290,218)	(199,930)
Property and equipment, net		$279,981	$302,626

Depreciation expense totaled $28,647 and $18,622 for the three months ended September 30, 2013 and 2012, respectively. For the period of nine months ended September 30, 2013 and 2012, depreciation expense totaled $83,926 and $50,233 respectively.

11.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	September 30, 2013 (Unaudited)	December 31, 2012
Agricultural Bank Of China	Fixed annual rate of 5.82%, guaranteed by Suzhou Dingli Real Estate Co., Ltd (Note 21)	From September 18, 2012 to September 17, 2013	$-	$5,547,982
Agricultural Bank Of China	Fixed annual rate of 5.87%, guaranteed by Suzhou Dingli Real Estate Co., Ltd (Note 21)	From November 8, 2012 to November 7, 2013	1,627,631	6,340,551
Agricultural Bank Of China	Fixed annual rate of 6.00%, guaranteed by Suzhou Dingli Real Estate Co., Ltd (Note 21)	From November 22, 2012 to November 21, 2013	5,696,707	5,547,982
Agricultural Bank Of China	Fixed annual rate of 6.04%, guaranteed by Suzhou Dingli Real Estate Co., Ltd (Note 21)	From December 13, 2012 to December 12, 2013	3,255,261	3,170,276
Agricultural Bank Of China	Fixed annual rate of 4.40%, guaranteed by Suzhou Dingli Real Estate Co., Ltd (Note 21)	From September 26, 2013 to September 25, 2014	4,882,892	-
			$15,462,491	$20,606,791

As of September 30, 2013 and December 31, 2012, the short-term bank loans have maturity terms within 1 year. Interest expense incurred on short-term loans for the three months ended September 30, 2013 and 2012 was $274,489 and $247,272, respectively, and $897,341 and $1,069,990 for the nine months ended September 30, 2013 and 2012, respectively.

12.  DEPOSITS PAYABLE

Deposits payable are security deposit required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

13.  UNEARNED INCOME FROM GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $610,021 and $773,402 as of September 30, 2013 and December 31, 2012, respectively.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.  OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2013 and December 31, 2012 consisted of:

	September 30, 2013 (Unaudited)	December 31, 2012
Accrued payroll	$68,874	$486,906
Other tax payable	152,331	151,034
Accrued expense	159,069	39,071
Issuance cost of preferred stocks	-	37,096
Other payable	22,253	28,638
	$402,527	$742,745

Accrued expense mainly consisted of unbilled office rental expense and accrued interest expense to banks.

15.  OTHER OPERATING EXPENSE

Other operating expense for the three and nine months ended September 30, 2013 and 2012 consisted of:

	For the Three Months Ended		For the Nine Month Ended
	September 30,		September 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Depreciation and amortization	$28,647	$18,622	$83,926	$50,233
Travel expenses	96,910	3,715	149,052	18,329
Entertainment expenses	22,371	19,240	54,098	54,535
Legal and consulting expenses	107,686	7,509	286,964	20,514
Bank charges	96,800	67,953	296,235	184,834
Audit-related expense	57,411	116,843	211,717	183,361
Other expenses	170,408	12,460	368,611	257,068
Total	$580,233	$246,342	$1,450,603	$768,874

16.  EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $23,025 and $20,442 for the three months ended September 30, 2013 and 2012, respectively, and $66,907 and $59,283 for the nine months ended September 30, 2013 and 2012, respectively.

17.  DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and nine months ended September 30, 2013.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.  CAPITAL TRANSACTION

Initial Public Offering

On August 16, 2013, the Company closed an initial public offering (“IPO”) of 1,370,000 shares of Common Stock. On August 26, 2013, the Company closed an IPO of 45,657 shares of Common Stock from the exercise of the overallotment option of shares granted to the underwriters. The public offering price of the shares sold in the offering was $6.50 per share. The total gross proceeds from the offering were $9.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $7.7 million.

Upon the consummation of the Company’s IPO on August 16, 2013, the Series A Stock and the Series B Stock (defined below) were automatically converted into Common Stock.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

As of December 31, 2012, there were 9,000,000 shares of Common Stock issued and outstanding.

On August 30, 2013, the Company issued an aggregate of 15,000 shares of Common Stock to 2 individuals who are providers of certain investor relations services to the Company, at a par value of $0.001 and recorded it as additional paid in capital.

As of September 30, 2013, there were 10,430,657 shares of Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Stock”) and 5,000,000 shares are designated as Series B Convertible Preferred Stock (the “Series B Stock”).

The Series A Stock ranked (i) prior to the Common Stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A Stock, and (ii) junior to any class or series of equity securities which by its terms ranked senior to the Series A Stock. The Series A Stocks were subordinate to and ranked junior to all indebtedness of the Company. Each share of the Series A Stock was on the day on which the Company consummated its initial public offering, automatically and without any action on the part of the holder thereof convert into issued and outstanding shares of Common Stock beneficially owned by a consultant who received the shares on December 19, 2011. The number of shares of Common Stock issued upon conversion of the Series A Stock was the purchase price of the Series A Stock divided by a per share conversion price equal to 50% of the price of the initial public offering. No new shares were issued by the Company at the conversion. In addition, the holders were not permitted to convert their preferred stock prior to consummation of the initial public offering.

The Series B Preferred Stock ranked (i) prior to the Common Stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B Preferred Stock and (ii) junior to any class or series of equity securities which by its terms ranked senior to the Series B Preferred Stock. The Series B Stocks were subordinate to and rank junior to all indebtedness of the Company. Each share of the Series B Stock was on the day on which the Company consummated its initial public offering, automatically and without any action on the part of the holder thereof convert into issued and outstanding shares of Common Stock beneficially owned by a consultant who received the shares on December 19, 2011. The number of shares of Common Stock issued upon conversion of the Series B Stock was the purchase price of the Series B Stock divided by a per share conversion price equal to 25% of the price of the initial public offering. No new shares were issued by the Company at the conversion. In addition, the holders were not permitted to convert their preferred stock prior to consummation of the initial public offering.

Between January 1, 2013 and April 1, 2013, the Company issued a total of 745 shares of Series A Stock to an aggregate of 11 investors pursuant to certain subscription agreements. We received gross proceeds of $372,500 and incurred costs associated with this private placement of $93,125.

Between October 12, 2012 and May 8, 2013, the Company issued a total of 760 shares of Series B Stock to an aggregate of 44 investors pursuant to certain subscription agreements. We received gross proceeds of $380,000 and incurred costs associated with this private placement of $95,000.

On August 16, 2013 when the Company closed its IPO, all outstanding shares of the Series A Stock and Series B Stock were converted into an aggregate of 348,462 shares of already issued and outstanding Common Stock beneficially owned by a consultant who received our shares on December 19, 2011, automatically and without any action on the part of the holder thereof. The per share conversion price of Series A Stock and Series B Stock was equal to $3.25 and $1.63, respectively.

The discount on the Series A and B Stock was accounted for as a beneficial conversion feature upon conversion. The total amount of discount was $752,500, which was accounted for as a reduction to retained earnings and an offsetting increase to additional paid in capital in the Company's financial statements.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012, respectively:

	For The Three Months Ended		For The Nine Month Ended
	September 30,		September 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)

Net income attributable to the common shareholders	$1,608,769	$1,914,550	$5,142,460	$6,570,598
Basic weighted-average common shares outstanding	9,692,533	8,285,815	9,233,381	7,611,688
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	9,692,533	8,285,815	9,233,381	7,611,688

Earnings per share:
Basic	$0.17	$0.23	$0.56	$0.86
Diluted	$0.17	$0.23	$0.56	$0.86

Shares associated with convertible preferred stock are not included because the inclusion would be dilutive. The total numbers of such shares excluded from the calculation of diluted per common share were 348,462 and 348,462 for the nine months ended September 30, 2013 and three months ended September 30, 2013, respectively.

20.  INCOME TAXES AND TAX RECEIVABLE

The Company recorded income tax expenses of $387,561 and $149,228 for the three months ended September 30, 2013 and 2012 and $1,041,398 and $1,120,306 for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rates are 15.0% and 14.6% for the nine months ended September 30, 2013 and 2012, respectively. The change in effective tax rate resulted from the slight decrease in percentage of profit from loan business, which is subject to the preferential tax rate of 12.5%

As of September 30, 2013 and December 31, 2012, income tax receivable/(payable) is comprised of:

	September 30, 2013 (Unaudited)	December 31, 2012
Income tax payable	$-	$(1,068,051)
Income tax receivable	1,012,954	1,047,602
Total income tax receivable/ (payable), net	$1,012,954	$(20,499)

Income tax payables represented enterprise income tax at a rate of 25% the Company accrued for but not paid as of September 30, 2013 and December 31, 2012, respectively. And income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement.

As of September 30, 2013 and December 31, 2012, the Company recognized deferred tax liabilities amounting to US$323,549 and US$303,567, respectively. Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy.

As of September 30, 2013 and December 31, 2012, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.  RELATED PARTY TRANSACTIONS AND BALANCES

1)  Nature of relationships with related parties

Name	Relationships with the Company
Mr.Xinglin Yao	General manager of the Company
Suzhou Dingli Real Estate Co., Ltd	A non-controlling shareholder

A.	Loans - Loans repaid from related parties consist of the following:

	For The Nine Month Ended
	September 30,
	2013 (Unaudited)	2012 (Unaudited)
Mr. Xinglin Yao	$-	$237,564

The loans due from Mr. Xinglin Yao carried an annual interest rate of 10.80% and were fully repaid in February 2012.

Interest income derived from above loans to related parties are $nil and $13,125 for the nine months ended September 30, 2013 and 2012, respectively.

B.	Loan guarantee - Loan guarantee provided by related parties

As of September 30, 2013 and December 31, 2012, the amount of short-term bank borrowings of $15,462,491 and $20,606,791 were guaranteed by Suzhou Dingli Real Estate Co., Ltd. The related party did not charge commission on the guarantee service.

22.  CONCENTRATION AND CREDIT RISKS

As of September 30, 2013 and December 31, 2012, the Company held cash of $6,972,155 and $1,588,061, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of September 30, 2013 and December 31, 2012.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

23.  COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018.  The following table sets forth the Company’s contractual obligations as of September 30, 2013 in future periods:

Rental payments (Unaudited)
12 month period ended September 30,
2014	$261,879
2015	261,879
2016	261,879
2017	261,879
2018	261,879
Total	$1,309,395

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%.

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of September 30, 2013, the Company was involved in eight lawsuits, all of which were related to its loan business. The Company is the plaintiff asking for the recovery of delinquent loans to customers. Three of these cases with an aggregated claim of $1.1 million have been adjudicated by the Court in favor of the Company and these cases are in the process of enforcement. The remaining five cases with an aggregated claim of $1.5 million have not been adjudicated by the court yet as of September 30, 2013.

24.  SUBSEQUENT EVENT

During October 2013, the Company obtained two short-term bank loans from Agricultural Bank of China of $4.9 million and $6.5 million, respectively. Both bank loans have a term of one year, with an interest rate of 5.50% per annum. Both bank loans were guaranteed by all the Wujiang Luxiang Shareholders. The net proceeds from the bank borrowings will be mainly used to finance the Company's direct loan business. During October 2013, the Company repaid bank borrowings of $10.6 million to Agricultural Bank of China.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2013 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and  Note Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

China Commercial Credit, Inc. (“we,” “us,” “our” or the “Company”), through its wholly-owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd (“WFOE”), a limited liability company formed under the laws of the People’s Republic of China (“China” or the “PRC”), controls Wujiang Luxiang Microcredit Co. Ltd., (“Wujiang Luxiang”) through a series of contractual arrangements.   According to these contractual arrangements, the Company, through WFOE, has the exclusive right to select the management of and to control Wujiang Luxiang, as well as to receive the net income of Wujiang Luxiang.

Through Wujiang Luxiang, we provide short-term direct loans and loan guarantees to small and medium enterprises (“SMEs”), farmers and individuals located in Wujiang City, Jiangsu Province of China.  Since our inception in October 2008, we have developed a customer base of a large and growing number of borrowers in Wujiang City.  As of September 30, 2013, we have built a $90.5 million portfolio of direct loans to 222 borrowers and a total of $70.0 million in loan guarantees for 99 borrowers.  We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short-term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China.  PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond.  During the quarter ended September 30, 2013, PFL did not have any operations except for initial organizational activities.

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

Due to changes in the PRC government’s monetary policy, the PBOC benchmark rate was reduced and starting August 2012 we have been restricted to charging no more than three times the PBOC benchmark rate. Prior to August 2012, we were allowed to charge up to four times the PBOC benchmark rate. The decrease in the PBOC Benchmark Rate and the new restriction on the allowable points above, the PBOC benchmark rate has slowed our growth in net interest income.

Our results of operations are also affected by the provision for loan losses, which is a noncash item and represents an assessment of the risk of future loan losses. Increases in the allowance for loan losses are achieved through provision for loan losses that are charged against net interest income.

Although we have generally benefited from China’s economic growth and the policies to encourage lending to farmers and SMEs, we are also affected by the complexity, uncertainties and changes in the PRC regulations governing the small loan industry. Due to PRC legal restrictions on foreign equity ownership and investment in the lending sector in China, we rely on contractual arrangements with our PRC operating entity, Wujiang Luxiang, and its shareholders to conduct most of our business in China. We face risks associated with our control over our variable interest entity, as our control is based upon contractual arrangements rather than equity ownership.

Results of Operations

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

CHINA COMMERCIAL CREDIT, INC
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		Change
	September 30, 2013	September 30, 2012	$	%
Interest income
Interests and fees on loans	$2,969,422	$2,416,240	553,182	23%
Interests on deposits with banks	16,922	56,906	(39,984)	(70)%
Total interest and fees income	2,986,344	2,473,146	513,198	21%

Interest expense
Interest expense on short-term bank loans	(274,489)	(247,272)	(27,217)	11%
Net interest income	2,711,855	2,225,874	485,981	22%

Reversal (provision) for loan losses	340,965	(624)	341,589	(54742)%
Net interest income after provision for loan losses	3,052,820	2,225,250	827,570	37%

Commissions and fees on financial guarantee services	401,984	311,351	90,633	29%
Over provision on financial guarantee services	53,661	54,218	(557)	(1)%
Commission and fees on guarantee services, net	455,645	365,569	90,076	25%

Net Revenue	3,508,465	2,590,819	917,646	35%

Non-interest income
Government incentive	57,460	58,578	(1,118)	(2)%
Other non-interest income	99,337	25,368	73,969	292%
Total non-interest income	156,797	83,946	72,851	87%

Non-interest expense
Salaries and employee surcharge	(167,078)	(203,496)	36,418	(18)%
Rental expenses	(65,244)	(63,874)	(1,370)	2%
Business taxes and surcharge	(103,877)	(97,275)	(6,602)	7%
Other operating expenses	(580,233)	(246,342)	(333,891)	136%
Total non-interest expense	(916,432)	(610,987)	(305,445)	50%

Income Before Taxes	2,748,830	2,063,778	685,052	33%
Income tax expense	(387,561)	(149,228)	(238,333)	160%

Net Income	2,361,269	1,914,550	446,719	23%
Other comprehensive income
Foreign currency translation adjustment	452,537	(54,195)	506,732	(935)%
Comprehensive Income	$2,813,806	$1,860,355	953,451	51%

The Company’s consolidated net income for the three months ended September 30, 2013 was $2,361,269 representing an increase of $446,719, or 23%, over $1,914,550 for the three months ended September 30, 2012. The increase in net income for the three months ended September 30, 2013 was the net effect of the changes in the following components:

●	an increase in net interest income of $485,981;
●	a change in the reversal/(provision) for loan losses of $341,589;
●	an increase in net commission and fees from our guarantee business of $90,076;
●	an increase in total non-interest income of $72,851;
●	an increase in total non-interest expense of $305,445; and
●	an increase in enterprise income tax of $238,333.

The following paragraphs discuss changes in the components of net income in greater detail during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income increased by $485,981 to $2,711,855, or 22%, during the three months ended September 30, 2013, compared to net interest income of $2,225,874 for the three months ended September 30, 2012.

Interest income increased by $553,182, or 23%, from $2,416,240 to $2,969,422 during the three months ended September 30, 2013. Despite of the lower effective weighted average loan interest rate, the Company still witnessed an increase in the interest income during the three months ended September 30, 2013. This was primarily attributable to the expansion of the Company’s loan portfolio by $9.0 million from $81.5 million as of September 30, 2012 to $90.5 million as of September 30, 2013, and a decrease in weighted average interest rate from 15.65% for the loan portfolio as of September 30, 2012 to 14.70% for loan portfolio as of September 30, 2013.

The Company’s loan interest rates are tied to the PBOC benchmark rate. The PBOC Benchmark one-year rate decreased from 6.31% to 6.00% in July 2012. In addition, effective August 2012, the Company decided to charge only three times the PBOC benchmark rate as compared to four times as permitted by applicable PRC laws. The decrease in PBOC benchmark rate and the lower allowed points above the PBOC benchmark rate charged to customers has caused our effective weighted average loan interest rate to decrease from 15.65% for the loan portfolio as of September 30, 2012 to 14.70% for loan portfolio as of September 30, 2013.

During the three months ended September 30, 2013, we added 94 new loans and the average loan size was approximately $513,000, as compared to the same period in the prior year, when we added 110 new loans with an average loan size of $415,000.

Our aggregate of cash and restricted cash with third party banks increased by $7.4 million as of September 30, 2013 as compared to that as of September 30, 2012.  The interest income generated from cash and restricted cash decreased from $56,906 during the three months ended September 30, 2012 to $16,922 during the three months ended September 30, 2013. This was mainly due to the close of a restricted deposit account with a bank through which we provided guarantee to our customers in April 2013. Although this account bore a higher interest rate, the bank requires certain unfavorable terms, and as a result, we stopped working with this bank to provide guarantee to our customers.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short term bank loans increased by $27,217 or 11% due to a 2-month gap between repayment of loans and addition of loans during 3 month ended September 30, 2012.

Provision for Loan Losses

The Company reversed a provision for loan losses of $340,965 and charged a provision of $624 for the three months ended September 30, 2013 and 2012, respectively. Reversal for loan losses reflects the decrease in the allowance for loan losses for the three months ended September 30, 2013 as our doubtful loan receivable balance decreased due to collection from customers and hence lower risk was assessed.

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks.  We generally charge a one-time fee of 1.8%-3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services increased from $311,351 for the three months ended September 30, 2012, to $401,984 for the three months ended September 30, 2013, representing an increase of $90,633 or 29%. This is because the Company refunded more commission to the guarantees during 3 months ended September as these guarantees failed to obtain bank loans from the banks and ceased the guarantee business.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information. Based on the past experience, the Company estimates the probable loss to be approximately 1% of contract amount and reviews this provision on a quarterly basis. It has been determined that our guarantee business is sufficiently covered by the general provision, as such the Company’s provision for its guarantee business mainly reflects the decrease in the general provision for guarantee business as of each year end as compared to the previous year end.

Non-interest income

Non-interest income increased from $83,946 for the three months ended September 30, 2012 to $156,797 for the six months ended September 30, 2013, representing an increase of $72,851, or 87%. Non-interest income mainly includes government incentive, rental income from the Company sub-leasing certain of its leased office space to third parties for the three months ended September 30, 2012 and waiver of repayment to Regeneration Capital LLP (“Regeneration”, the Company’s founder shareholder).  The increase was primarily attributable to the exemption from repayment of $73,602 to Regeneration for the nine months ended September 30, 2013.

Non-interest expenses

Non-interest expenses increased from $610,987 for the three months ended September 30, 2012 to $916,432 for the three months ended September 30, 2013, representing an increase of $305,445 or 50%. Non-interest expenses primarily consisted of salary and benefits for employees, office rental expenses, business tax and surcharge, and other operating expenses, such as depreciation of office equipment, traveling costs, entertainment expenses, professional service fees, and office supplies. The increase was mainly attributable to an increase in other operating expenses of $333,891. Other operating expenses were higher during the three months ended September 30, 2013 as compared to the same period of 2012, primarily due to an increase in travel expenses of $93,195, an increase in legal and consulting expenses of $100,177, and an increase in bank charges of $28,847.

Income tax

Effective from 2011, the Company’s lending business is subject to a preferential tax rate of 12.5%, and its guarantee business is subject to a standard tax rate of 25%.

Income taxes increased from $149,228 for the three months ended September 30, 2012 to $387,561 for the three months ended September 30, 2013, representing an increase of $238,333 or 160%. The increase in income tax is mainly attributable to:

1)
an increase of net income of $446,719, from $1,914,550 for the three months ended September 30, 2012 to $2,361,269 for the same period of 2012. This resulted in a increase of income tax expense of $111,680

2)
the Company did not consider the impact of some late adjustments of income statement items when calculating income tax expense for nine months ended September 30, 2012. This led to an understatement of income tax expense of $166,894 for both nine months and three months ended September 30, 2012. The understatement is minimal as compared to net income of nine months ended September 30, 2012 and the management believed that the income tax expense was adjusted to the correct number in the annual financial statements and annual tax return.

Foreign currency translation adjustment

Foreign currency translation adjustment increased from $(54,195) for the three months ended September 30, 2012 to $452,537 for the three months ended September 30, 2013, representing an increase of $506,732. The increase was mainly due to the fluctuation of foreign exchange rates during the three months ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

CHINA COMMERCIAL CREDIT, INC.
UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Nine Months Ended		Change
	September 30, 2013	September 30, 2012	$	%
Interest income
Interests and fees on loans	$9,156,526	$8,774,766	381,760	4%
Interests and fees on loans-related party	-	13,125	(13,125)	(100)%
Interests on deposits with banks	135,416	238,372	(102,956)	(43)%
Total interest and fees income	9,291,942	9,026,263	265,679	3%

Interest expense
Interest expense on short-term bank loans	(897,341)	(1,069,990)	172,649	(16)%
Net interest income	8,394,601	7,956,273	438,328	6%

Provision for loan losses	(500,123)	(37,276)	(462,847)	1,242%
Net interest income after provision for loan losses	7,894,478	7,918,997	(24,519)	0%

Commissions and fees on financial guarantee services	1,175,060	1,261,145	(86,085)	(7)%
Over provision on financial guarantee services	202,361	36,230	166,131	459%
Commission and fees on guarantee services, net	1,377,421	1,297,375	80,046	6%

Net Revenue	9,271,899	9,216,372	55,527	1%

Non-interest income
Government incentive	83,235	175,557	(92,322)	(53)%
Other non-interest income	99,337	135,896	(36,559)	(27)%
Total non-interest income	182,572	311,453	(128,881)	(41)%

Non-interest expense
Salaries and employee surcharge	(511,953)	(508,900)	(3,053)	1%
Rental expenses	(194,091)	(191,285)	(2,806)	1%
Business taxes and surcharge	(361,466)	(367,862)	6,396	(2)%
Other operating expenses	(1,450,603)	(768,874)	(681,729)	89%
Total non-interest expense	(2,518,113)	(1,836,921)	(681,192)	37%

Income Before Taxes	6,936,358	7,690,904	(754,546)	(10)%
Income tax expense	(1,041,398)	(1,120,306)	78,908	(7)%

Net Income	5,894,960	6,570,598	(675,638)	(10)%
Other comprehensive income
Foreign currency translation adjustment	1,880,603	359,867	1,520,736	423%
Comprehensive Income	$7,775,563	$6,930,465	845,098	12%

The Company’s net income for the nine months ended September 30, 2013 was $5,894,960, representing a decrease of $675,638 or 10%, over $6,570,598 for the nine months ended September 30, 2012. The decrease in net income for the nine months ended September 30, 2013 was the net effect of the changes in the following components:

●	an increase in net interest income of $438,328;
●	an increase in the provision for loan losses of $462,847;
●	a decrease in net commission and fees from our guarantee business of $86,046;
●	a decrease in total non-interest income of $128,881;
●	an increase in total non-interest expense of $681,192 and
●	a decrease in enterprise income tax of $78,908.

The following paragraphs discuss changes in the components of net income in greater detail during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income increased by $438,328, or 6%, to $8,394,601 during the nine months ended September 30, 2013, compared to net interest income of $7,956,273 for the nine months ended September 30, 2012.  Interest income increased by $381,760 or 4%, from $8,774,766 to $9,156,526 during the nine months ended September 30, 2013 as compared with the same period ended September 30, 2012.

Though lower effective weighted average loan interest rate from 15.65% for the loan portfolio as of September 30, 2012 to 14.70% for loan portfolio as of September 30, 2013, the interest income increased during the nine months ended September 30, 2013. This was primarily attributable to the expansion of the Company’s loan portfolio by $9.0 million from $81.5 million as of September 30, 2012 to $90.5 million as of September 30, 2013.

During the nine months ended September 30, 2013, we added 450 new loans and the average loan size was approximately $450,000, as compared to the same period in the prior year, when we added 375 new loans with an average loan size of $389,000.

During the nine months ended September 30, 2013, the Company continued its effort to reduce related party transactions and accordingly the interest income from the loans to related party was reduced to zero from $13,125 during nine months ended September 30, 2012.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits during the nine months ended September 30, 2013 which in turn generated interest income of $135,416 as compared to $238,372 during the nine months ended September 30, 2012. The decrease was mainly due to the close of a restricted deposit account with a bank through which we provided guarantee services to our customers in April 2013.

Interest expense represents interest incurred on short-term bank loans and loans from related parties. The interest incurred on short term bank loans decreased by $172,649, or 16%. This was mainly caused by decrease of total bank borrowing balance by $1.95 million from $17.41 million as of September 30, 2012 to $15.46 million as of September 30, 2013. In both periods of nine months ended September 30, 2013 and 2012, there was no interest expense related to the loans from related parties as a result of our effort to reduce related party transactions.

Provision for Loan Losses

The Company’s provision for loan losses were $500,123 and $37,276 for the nine months ended September 30, 2013 and 2012, respectively. Provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the nine months ended September 30, 2013, certain loans in category of “special mention” were moved down to the “doubtful” category subject to the higher 50% provision.

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks.  We generally charge a one-time fee of 1.8%-3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $1,261,145 for the nine months ended September 30, 2012, to $1,175,060 for the nine months ended September 30, 2013, representing a decrease of $86,085, or 7%.

Our “over provision on the financial guarantee services”  to third parties increased by $166,131, which is caused by decreased guarantee business during nine month period ended September 30, 2013. Since we bear the same risk for guarantee business as for the loan business but receive lower profit margins, we decided to concentrate more on loan business.

The methodology the Company used to estimate the liability for probable guarantee loss takes into consideration the guarantee contract amount and a variety of factors, which include dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the past experience, the Company estimates the probable loss to be approximately 1% of contract amount and reviews the provision on a quarterly basis. It has been determined that our guarantee business is sufficiently covered by the general provision, as such the Company’s provision for its guarantee business mainly reflects the increase in the general provision for guarantee business as of each year end as compared to the previous year end.

Non-interest income

Non-interest income decreased from $ 311,453 for the nine months ended September 30, 2012 to $182,572 for the nine months ended September 30, 2013, representing a decrease of $128,881, or 41%. Non-interest income mainly includes government incentive, return of rental expense from local tax bureau, rental income from the Company sub-leasing certain of its leased office space to third parties and exemption from repayment to Regeneration. The decrease of non-interest income was mainly attributable to decrease of government incentive by $92,322 and decrease of return of rental expense by $110,528, netting off against exemption of repayment by Regeneration of $73,602.

Government incentive has decreased from $175,557 for the nine months ended September 30, 2012 to $83,235 for the same period in 2013. This government incentive is awarded by Jiangsu Finance Office to promote the development of microcredit agencies in Jiangsu Province. The Company applied for the incentive in the next year and recognized subsidy as income upon cash receipts. During 2012, due to an increased number of applicants, the Jiangsu Finance Office announced a new calculation base for awarding incentives. According to the new calculation base, a portion of the government incentive can be obtained only if the Company’s annual average loan interest rate in is less than 15%. The Company did not meet this requirement for the year of 2012 and hence did not qualify for that portion of the incentive. Therefore during the nine months ended September 30, 2013, the government incentive, which was received for the of the year of 2012 decreased as compared to that during the same period of 2012.

Return of rental expense has decreased from $110,528 for the nine months ended September 30, 2012 to $nil for the same period in 2013. The return of rental expense is awarded by local government to attract promising companies to set up their business in the economic zone where the Company was located. With the development of the economic zone, the beneficial policy expired in late 2012.

Non-interest expenses

Non-interest expenses increased from $1,836,921 for the nine months ended September 30, 2012 to $2,518,113 for the nine months ended September 30, 2013, representing an increase of $681,192, or 37%. Non-interest expenses primarily consisted of salary and benefits for employees, office rental expenses, business tax and surcharge, and other operating expenses, such as depreciation of office equipment, traveling costs, entertainment expenses, professional service fees, and office supplies.

The increase was mainly attributable to an increase in other operating expenses by $681,729. Other operating expenses were higher during the nine months ended September 30, 2013 as compared to the same period of 2012, primarily due to an increase in travel expenses of $130,723, an increase in legal and consulting expense of $266,450, an increase in bank charges of $111,401, and an increase of auditing expenses of $28,356.

Income tax

Income taxes decreased from $1,120,306 for the nine months ended September 30, 2013 to $1,041,398 for the nine months ended September 30, 2012, representing a decrease of $78,908 or 7%.  The decrease in income tax is mainly due to attributable to.

1)
a decrease of net income of $675,638, from $6,570,598 for the nine months ended September 30, 2012 to $5,894,960 for the same period of 2012. This resulted in a decrease of income tax expense of $168,910.

2)
the Company did not consider the impact of some late adjustments of income statement items when calculating income tax expense for nine months ended September 30, 2012. This led to an understatement of income tax expense of $166,894 for nine months. The understatement is minimal as compared to net income of nine months ended September 30, 2012 and the management believed that the income tax expense was adjusted to the correct number in the annual financial statements and annual tax return.

3)
a change in PRC tax policy. Prior to 2012, the Company was entitled to a preferential income tax rate of 12.5%. In April 2012, the Company received a notice from the local tax authority that the Company’s lending business was qualified for  a preferential tax rate of 12.5%, while the taxable income arising from its guarantee business was subject to a standard tax rate of 25%.  The local tax authority required the Company to apply the new tax policy retroactively to 2011. Hence, the Company evaluated the impact of the changed policy on the income tax provision on the issued financial statements of 2011, and determined that income tax for 2011 was understated by approximately $225,445.  This amount was recorded in the financial statements for the year ended December 31, 2012, as the amount was minimal compared to the Company’s net income in 2011.

Foreign currency translation adjustment

Foreign currency translation adjustment increased from $359,867 for the nine months ended September 30, 2012 to $1,880,603 for the nine months ended September 30, 2013, representing an increase of $1,520,736, or 423%. The increase was mainly due to the fluctuation of foreign exchange rates during the nine months ended September 30, 2013 and 2012.

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

We also increase the frequency of visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). Except for loans that are well secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.

We account for our impaired loans in accordance with accounting principles generally accepted by the United States of America (“U.S. GAAP”). An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for corporate and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

In addition, we plan to diversify our risks by concentrating in small amount loans that are below $650,000 (or approximately RMB 4 million). We have also eliminated related party loans and initiated more loans to agriculture related business.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability.  As of September 30, 2013, our business loan balance decreased by 16% as compared to that as of December 31, 2012, while personal loans increased by 67%.

The following table sets forth the classification of loans receivable of the periods indicated:

	September 30, 2013		December 31,2012
	Amount	Percent of Total	Amount	Percent of Total
Business loans	$53,789,729	59.43%	$63,847,080	74.43%
Personal loans	36,722,603	40.57%	21,934,213	25.57%
Total Loans receivable, gross	$90,512,332		$85,781,293

Non-accrual loans totaled $2.1 million, or 1.85% of total assets at September 30, 2013, up from $1.70 million, or 1.85% of total assets, at year-end 2012. The allowance for loan losses was $1.39 million, representing 1.53% of loans receivable and 67.32% of non-accrual loans at September 30, 2013. At December 31, 2012, the allowance for loan losses was $0.86 million, representing 1.00% of loans receivable and 50.34% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of the periods indicated:

	September 30, 2013	December 31,2012
Non-accrual loans	$2,060,260	$1,703,879
Allowance for loan loss	$1,386,907	$857,813
Loans receivable, gross	$90,512,332	$85,781,293
Total assets	$111,640,576	$100,004,819

Nonaccrual loans to loans receivable	2.28%	1.99%
Non accrual loans to total assets	1.85%	1.70%
Allowance for loan losses to loans receivable	1.53%	1.00%
Allowance for loan losses to non-accrual loans	67.32%	50.34%

Liquidity and Capital Resources

Cash Flows and Capital Resources

To date, we have financed our daily operations primarily through shareholder contributions, cash flow from operations and bank loans. Additionally we raised net proceeds of $7,729,520 from our initial public offering during August 2013. As a result, net cash increased from $1,588,061 as of December 31, 2012 to $6,972,155 as of September 30, 2013.

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

Statement of Cash Flows

As of September 30, 2013, cash was $6,972,155 as compared to $1,588,061 as of December 31, 2012.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$5,422,047	$6,480,819
Net cash used in investing activities	$(2,185,909)	$(940,558)
Net cash provided by (used in) financing activities	$2,075,159	$(7,177,286)
Effects of exchange rate changes on cash	$72,797	$27,908
Net cash inflow	$6,972,155	$1,940,527

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2013, we had positive cash flow from operating activities of $5,422,047, a decrease of $1,058,772 from the same period of 2012, during which we had cash flow from operating activities of $6,480,819. The net income for the nine months ended September 30, 2013 decreased by $675,638 as compared to the nine months ended September 30, 2012. The decrease in net cash provided by operating activities was the result of several factors, including:

●	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $462,847.
●	A decrease in cash flow due to over provision for financial guarantee increased by $166,131.
●
A decrease in cash flow due to the increase in changes in net tax receivable by $1,030,674. The net tax receivable as of September 30, 2013 increased by $1,021,744 as compared to the decrease of $8,930 in the same period in 2012.  The increase was primarily due to recovery of income tax from the government. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $2,185,909, compared to net cash used in investing activities of $940,558 for the nine months ended September 30, 2012. The cash used in investing activities for the nine months ended September 30, 2013 was mainly used for granting new loans and for making payment on behalf of a guarantee who defaulted payment of its bank borrowing when due.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended September 30, 2013 totaled $2,075,159, as compared to net cash used in financing activities of $7,177,286 for the nine months ended September 30, 2012. The cash provided by financing activities for the nine months ended September 30, 2013 was mainly attributable to net proceeds from initial public offering of $7,473,528, net proceeds from exercise of over allotment by an underwriter of $255,992, net proceeds from issuance of preferred stocks of $107,256 and proceeds from additional bank borrowings of $4,881,859, netting off against repayment of bank borrowings of $10,563,457.

Contractual Obligations

As of September 30, 2013, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Short term bank loans	$15,462,491	$15,462,491	$-	$-	$-
Operating lease	$1,309,395	$261,879	$523,758	$523,758	$-
	$16,771,886	$15,724,370	$523,758	$523,758	$-

(1)	The bank loans bear an average annual interest rate of 5.49%.

(2)
Our new lease for our office in Wujiang commenced on October 1, 2013 and will expire in September 30, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. Financial instruments whose contract amounts represent credit risk are as follows:

	September 30, 2013	December 31, 2012
Guarantee	$69,955,566	$86,360,524

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

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

In addition, the Company also calculates the provision amount in accordance with PRC regulations “The Guidance for Loan Losses” (“The Provision Guidance”) issued by People’s Bank of China (“PBOC”) and is applied to all financial institutes as below:

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

To the extent the mandatory loan loss reserve rate required by PBOC differs from management’s estimates, management elects to use the higher rate.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued the ASU 2013-09 Fair Value Measurements. The amendments in this Update defer indefinitely the effective date of certain quantitative disclosures contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to these risks since the end of the fiscal year ended December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures. As of  September 30, 2013, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-189186) (“IPO Registration Statement”).  The total gross proceeds from the offering were approximately $9.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company from the sale of all the shares registered in the IPO Registration Statement totaled approximately $7.7 million. On August 27, 2013, the Company received additional gross proceeds of approximately $297,000 and net proceeds of $276,000 as a result of the underwriters’ exercise of its over-allotment option.  As of September 30, 2013, $1.5 million of the net proceeds had been used to satisfy WFOE’s registered capital requirement, while the remainder of the proceeds had not yet been used, including for the purposes described in the IPO Registration Statement, such as increasing the registered capital of Wujiang Luxiang or otherwise. As previously disclosed, the Company applied to reduce the registered capital of WFOE from $10 million.  The Company has successfully obtained the approval to reduce the WFOE’s registered capital from $10 million to $100,000.  The difference between the amounts previously contributed to WFOE’s registered capital and the new $100,000 required amount will be used to increase the registered capital of Wujiang Luxiang.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2013	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Huichun Qin
Huichun Qin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

** The certifications are being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18,United States Code) and is not being filed as part of a separate disclosure document.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.