Form 10-K
period 2013-12-31
China Commercial Credit Inc
filed 2014-03-31
CIK 1556266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36055

China Commercial Credit, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1688, Yunli Road, Tongli Wujiang, Jiangsu Province People’s Republic of China	215200
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (86-0512) 6396-0022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant's common stock began trading on the NASDAQ Capital Market on August 14, 2013.

As of March 28, 2014, there were 10,430,657 shares of the Company’s common stock issued and outstanding.

China Commercial Credit, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2013

All references to “we,” “us,” “our,” “CCC,” “Company,” “Registrant” or similar terms used in this report refer to China Commercial Credit, Inc., a Delaware corporation (“CCC”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates. We conduct our business through three operating entities, Wujiang Luxiang Rural Microcredit Co., Ltd., a PRC company with limited liability by stock (“Wujiang Luxiang”), which is a VIE controlled by Wujiang Luxiang Information Technology Consulting Co., Ltd (“WFOE”) a wholly-owned subsidiary of ours, through a series of contractual arrangements, Pride Financial Leasing (Suzhou) Co. Ltd (“PFL”), our wholly-owned indirect subsidiary and Pride Information Technology Co. Ltd (“Pride Online”) which is a VIE controlled by WFOE through a series of contractual arrangements.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

Note Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us.  Future developments actually affecting us may not be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  Examples are statements regarding future developments with respect to the following:

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to maintain and attract qualified personnel;

●	Any changes in the laws of the PRC or local province that may affect our operations;
●	Inflation and fluctuations in foreign currency exchange rates;
●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business; and
●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

We qualify all of our forward-looking statements by these cautionary statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1.	Description of Business.

General

China Commercial Credit, Inc., is a financial services firm operating in China. Our mission is to fill the significant void in the market place by offering lending products and services to a target market which has been significantly under-served by the traditional Chinese financial community.  Our current operations consist of providing direct loans and loan guarantee services to small-to-medium sized businesses (“SMEs”), farmers and individuals in the city of Wujiang, Jiangsu Province. We have filed a registration statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2014 in connection with a public offering of our securities (the “Secondary Offering”). We intend to use the proceeds from the Secondary Offering to commence our financial leasing business, providing leasing services to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces throughout China. However, there can be no assurance that the Secondary Offering shall be consummated.

Our loan and loan guarantee business is conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements. Further, on September 5, 2013, we formed PFL, a wholly owned subsidiary, which is licensed by the Ministry of Commerce of the PRC, to provide leasing services in all of the Chinese provinces. Historically, many SMEs and farmers have been borrowing at high interest rates from unregulated and often illegal lenders, referred to as “underground” lenders, to finance their operations and growth, contrary to the preferences of Chinese banking authorities. Such high interest rate borrowing makes it difficult for businesses to grow, and also exacerbates China’s concerns about inflation. By operating through licensed and regulated businesses, we seek to bridge the gap between Chinese state-owned and commercial banks that have not traditionally served the capital needs of SMEs and higher interest rate “underground” lenders.

Jiangsu, which is an eastern coastal province, has among the highest population density in China and is home to many of the world’s leading exporters of electronic equipment, chemicals and textiles. As a result, the city of Wujiang ranks as one of the most economically successful cities in China. The SMEs, both in Jiangsu and other provinces in China, have historically been an under-served segment of the Chinese banking market. Due to the significant demand from SMEs, the number of microcredit companies in China is increasing rapidly. According to the People’s Bank of China (the “PBOC”), there were approximately 7,839 microcredit companies in China with a total outstanding loan balance of over $135.4 billion (RMB819.10 billion) as of the end of 2013. Further, according to the 2013 China Financial Leasing report, the financial leasing industry of China grew approximately 66.7% from 2011 to 2012 with business turnover reaching RMB1.55 trillion and with more than 560 domestic financial leasing companies in existence at the end of 2012, an increase of over 300 from the previous year.

Since Wujiang Luxiang’s inception in October 2008, it has developed a large and growing number of borrowers in Wujiang City.  All of our loans are made from our sole office, located in Wujiang City.  As of December 31, 2013, we have built a $90.2 million direct loan portfolio to 217 borrowers and a total of $59.7 million in loan guarantees for 77 borrowers.  For the years ended December 31, 2013 and 2012 we generated $12,541,075 and $12,586,724 of net revenue with $7,704,970 and $8,312,469 of net income, respectively. We strive to optimize every aspect of our operations as we continue to grow our business.  We believe that our management team’s expertise in underwriting loans, combined with a growing borrower base, lays a foundation for our continuing growth.  Mr. Qin, as the General Manager of Wujiang Luxiang, and the principal decision maker at CCC and all of its subsidiaries, is the only one authorized to approve the loans and to determine the loan amounts, interest rate and term of the loan, based on the risk assessment report issued by our risk management department.

We offer loans to meet borrowing needs with fixed interest rates.  As of December 31, 2013, the typical size, duration and interest rate charged on our loans were between $13,000 (RMB 80,000) and $1,880,000 (RMB 11,500,000), for between 1 month and 12 months, with an average annual interest rate of 14.50%. We also provide guarantees to enable SMEs to obtain loans from third parties. Thanks to the stable relationships we have with local branches of the state-owned and commercial banks and our stable borrower base, we have been generating significant revenue from the interest income we generate from our direct loan and fee income from our guarantee business. In addition, by adhering to our strict underwriting policies, we have been asked to extend the term on less than 5% of our loans. Our borrowers may repay their loans and re-borrow at a later date. As of December 31, 2013 and 2012 renewed loans constituted  68.70% and 73.26% of our total outstanding direct loan balance, respectively. As of December 31, 2013, approximately $62.0 million out of the total 90.2 million outstanding direct loans were renewed loans that were paid in full prior to maturity and then renewed. As of December 31, 2013, none of our direct loans including the renewed loans, have a term of more than 12 months.

Our financial leasing services are anticipated to be provided to a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus and rail companies and municipal governments. Customers will include existing clients of Wujiang Luxiang in addition to new clients.  PFL, our wholly owned subsidiary, plans to provide leases on both new and used manufacturing equipment, medical devices, transportation vehicles and industrial equipment, purchased both domestically and from foreign suppliers, to meet its customer’s needs.

Subsequent Event

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin.   Pursuant to these contractual arrangements, WFOE will have the power, rights and obligations equivalent in all material respects to those it would possess if it were the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and the receipt of approximately 100% of the net income of Pride Online as a service fee to WFOE.  Pride Online will be operating a peer-to-peer online portal (www.pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this Annual Report, Pride Online is in the beginning stage of testing the online portal and preparing for its launch and has not generated any revenue.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”) and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) presenting only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in our initial public offering, (2) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (3) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. As a result, stockholders may have less information then they might otherwise have.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Corporate Structure

China Commercial Credit, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. The Company, through its indirect wholly-owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE”), a limited liability company formed under the laws of the PRC on September 26, 2012, controls Wujiang Luxiang, a company established under the laws of the PRC on October 21, 2008, through a series of contractual arrangements.  CCC International Investment Ltd. (“CCC BVI”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on August 21, 2012, is wholly owned by the Company.  CCC BVI wholly owns CCC International Investment Holding Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC on September 4, 2012.  WFOE is wholly owned by CCC HK.  On September 5, 2013, CCC HK incorporated PFL, a wholly owned subsidiary, to start our financial leasing business.  On February 19, 2014, WFOE entered into certain contractual arrangements with Pride Online pursuant to which WFOE now controls Pride Online.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)              Pursuant to a series of contractual arrangements, WFOE effectively controls and manages the business activities of Wujiang Luxiang.
(2)              Pursuant to a series of contractual arrangements, WFOE effectively controls and manages the business activities of Pride Online.

Contractual Arrangements between WFOE and Wujiang Luxiang

There are no PRC state, provincial or local laws, rules and regulations prohibiting or restricting direct foreign equity ownership in companies engaged in rural microcredit business. However, the provincial authorities regulate microcredit companies through strict licensing requirements and approval procedures.  Direct controlling foreign ownership in a for-profit microcredit company has never been approved by competent Jiangsu government authorities. Based on the current position taken by the competent Jiangsu government authorities, direct foreign controlling ownership of a for-profit rural microcredit company will not be approved in the foreseeable future.

As such, neither we nor our subsidiaries own any equity interest in Wujiang Luxiang.  Instead, we control and receive the economic benefits of Wujiang Luxiang’s business operation through a series of contractual arrangements.  WFOE, Wujiang Luxiang and its shareholders entered into a series of contractual arrangements, also known as VIE Agreements, on September 26, 2012.   The VIE agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Wujiang Luxiang, including absolute control rights and the rights to the assets, property and revenue of Wujiang Luxiang.  Based on a legal opinion issued by Dacheng Law Offices to WFOE, the VIE agreements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

According to the Exclusive Business Cooperation Agreement, Wujiang Luxiang is obligated to pay service fees to WFOE approximately equal to the net income of Wujiang Luxiang.

Each of the VIE Agreements is described in detail below:

 Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Wujiang Luxiang and WFOE, WFOE provides Wujiang Luxiang with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Wujiang Luxiang granted an irrevocable and exclusive option to WFOE to purchase from Wujiang Luxiang, any or all of Wujiang Luxiang’s assets at the lowest purchase price permitted under the PRC laws. WFOE may exercise, at its sole discretion, the option to purchase equity interests of Wujiang Luxiang from Wujiang Luxiang Shareholders permitted by PRC laws. Should WFOE exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Wujiang Luxiang by WFOE under this agreement, WFOE is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, the plus amount of the services fees or ratio decided by the board of directors of WFOE based on the value of services rendered by WFOE and the actual income of Wujiang Luxiang from time to time, which is approximately equal to the net income of Wujiang Luxiang.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by WFOE with 30-day prior notice. Wujiang Luxiang does not have the right to terminate the agreement unilaterally. WFOE may unilaterally extend the term of this agreement with prior written notice.

The sole director and president of WFOE, Mr. Qin, is currently managing Wujiang Luxiang pursuant to the terms of the Exclusive Business Cooperation Agreement. WFOE has absolute authority relating to the management of Wujiang Luxiang, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions. The Exclusive Business Cooperation Agreement does not prohibit related party transactions. The audit committee of CCC is required to review and approve in advance any related party transactions, including transactions involving WFOE or Wujiang Luxiang.

  Share Pledge Agreement

Under the Share Pledge Agreement between the Wujiang Shareholders and WFOE, the 12 Wujiang Shareholders pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Exclusive Business Cooperation Agreement.  Under the terms of the agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.  The Wujiang Shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws.  The Wujiang Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Wujiang Luxiang.  WFOE shall cancel or terminate the Share Pledge Agreement upon Wujiang Luxiang’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Wujiang Shareholders irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Wujiang Luxiang.  The option price is equal to the capital paid in by the Wujiang Shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations. As of the date of this report, if WFOE exercised such option, the total option price that would be paid to all of the Wujiang Shareholders would be $44,063,863, which is the aggregate registered capital of Wujiang Luxiang.   The option purchase price shall increase in case the Wujiang Shareholders make additional capital contributions to Wujiang Luxiang, including when the registered capital is increased upon Wujiang Luxiang receiving the proceeds from our initial public offering.

The agreement remains effective for a term of ten years and may be renewed at WFOE’s election.

Power of Attorney

Under the Power of Attorney, the Wujiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:  (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

This Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution of this Power of Attorney, so long as the Wujiang Shareholder is a shareholder of Company.

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

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement.

Contractual Arrangements between WFOE and Pride Online

The contractual arrangements between WFOE, Pride Online and its sole shareholder, Mr. Huichun Qin, have substantially the same terms as those between WFOE and Wujiang Luxiang.

Our Business

General

We have three business lines, lending, guarantee and financial leasing. As of the date of this report, we do not have any significant financial leasing operations.

For our lending and guarantee services, we generally provide direct loans and guarantee services, to borrowers located within City of Wujiang, Jiangsu Province of China. In our direct loan business, we provide short-term loans to the borrowers and generate interest income.  In our guarantee business, we act as a guarantor to borrowers applying for short-term direct loans with other lenders and generate fee income.  Our clients in both the direct loan and guarantee businesses are primarily SMEs, farmers and individuals who generally use the proceeds of the loans for business related purposes.

We fund our lending and guarantee operations by using our registered capital, drawing down from the line of credit we have with state-owned or commercial banks, and using cash generated from our operations.  We currently have only one line of credit agreement with Agricultural Bank of China, the amount we are allowed to finance through debt financing is limited at 50% of our net capital. As of December 31, 2013, we have borrowed approximately $16.36 million (RMB 100 million) from Agricultural Bank of China and there is still another $8.2 million (RMB 50 million) available under the line of credit. This line of credit was granted to Wujiang Luxiang since its inception in 2008 as a provincial government's measure to support rural microcredit company's operations.  Interest rates under this line of credit vary, but have been no more than 110% of the PBOC benchmark interest rate (the "PBOC Rate").

As of December 31, 2013, we have built a $90.2 million portfolio of direct loans to 217 borrowers and a total of $59.7 million in loan guarantees for 77 borrowers.  We are not dependent on any one borrower in either our direct loan or guarantee business. For the years ended December 31, 2013 and 2012 we generated $12,541,075 and $12,586,724 of net revenue with $7,704,970 and $8,312,469 of net income, respectively

On September 5, 2013, we formed PFL to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL plans to offer financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces.  As of the date of this report, PFL has no significant operation other than initial organizational activities.

Our Services

Direct Loans

  We provide direct loans to borrowers with terms not exceeding one year. During 2013 and 2012 the average principal loan amount we provided was approximately  $429,000 and $365,000 respectively. The interest rate we charge on a specific direct loan depends on a number of factors, including the type of borrower and whether the loan is secured or unsecured. We also take into account the quality of the collateral or guarantee given and the term of the loan.

Interest on our loans is usually payable monthly and averaged 14.50% and  15.22% for our direct loan portfolio for the twelve months ended December 31, 2013 and 2012 respectively. Under certain Jiangsu banking regulations, since August 2012, we are allowed to charge an interest rate within the range of 0.9 times and 3 times PBOC Rate. As of December 31, 2013, the PBOC Rate was set at 6% per annum for one-year term loans and 5.6% for six-month term loans. During the fiscal year ended 2013, the average interest rate we charged to SMEs was 2.5 times the PBOC Rate or 14.19% for one-year term loans and 15.26% for six-month term loans. The interest on loans to farmers is subsidized by the Jiangsu government and usually results in farmers paying a rate lower than that of loans to SME’s. A portion of the difference between the lower rate charged to farmers and the rate charged to SME’s is remitted to us annually by the government as a government incentive. It is within the provincial government's discretion as to the amount of incentive to be remitted to us. The revenue we generated from such government incentive has always been less than 5% of our gross revenue since Wujiang Luxiang's inception.

We offer both secured and unsecured direct loans. As of December 31, 2013, there were 217 direct loans outstanding, with a total aggregate outstanding balance of approximately $90.2 million and interest rates ranging from 9.6% to 18% and original terms of the loans ranging from 1 month to 12 months, none of which were unsecured loans.  The following table sets forth a summary of our direct loan portfolio as of December 31, 2013 and 2012:

	Total Outstanding Balance as of 12/31/2013	Percentage of the Total Loan Portfolio as of 12/31/2013	Total Outstanding Balance as of 12/31/2012	Percentage of the Total Loan Portfolio as of 12/31/2012
Secured Loans:
Guarantee-backed loans	81,485,918	90.3%	76,171,092	88.8%
Pledge assets-backed loans	7,326,834	8.2%	8,857,261	10.3%
Collateral-backed loans	1,390,661	1.5%	752,940	0.9%
Unsecured Loans	-		-	-
Total:	90,203,413	100%	85,781,293	100%

Secured Loans

We offer three types of secured loans:

●	loans guaranteed by a third party, referred to in China as “guarantee-backed loans”;
●	loans secured by real property, referred to in China as “collateral-backed loans”; and
●	loans secured by personal property, referred to in China as “pledge-backed loans”.

●	Guarantee-backed loans

In the case of guarantee-backed loans, the third party guarantor and the borrower are jointly and severably liable for the repayment of the loan.  The third party guarantor, whether being an individual or legal entity, must be creditworthy.  We do not require any asset from the borrower as collateral for such guarantee-backed loans.

●	Collateral-backed loans

In the case of collateral-backed loans, the borrowers provide land use rights or building ownership as collateral for the loan.

For loans secured by land use rights, the principal amount we grant is no more than 50-70% of the value of the land use rights. The percentage varies depending on the liquidity of the land use rights. For loans secured by building ownership, the principal amount we grant can be up to 100% of the value of the building. We engage independent appraisal firms to determine the value of the land use rights or the building.

Prior to funding a direct loan secured by land use rights or building ownership, we register our security interest in the collateral with the appropriate government authority.  In the event the borrower defaults, we take legal actions including legal proceedings against the default borrower and enforcement action resulting in the court’s sale of the asset through an auction.

●	Pledge-backed loans

In the case of pledge-backed loans, the borrowers pledge negotiable instruments as collateral for the loan.  The maximum principal amount of pledge-backed loans we extend is generally within 90% of the value of the pledged negotiable instrument.

We will take physical possession of the negotiable instrument at the time the loan is made and do not need to register such security interest with any government authority.  If the borrower defaults, we can acquire ownership of the negotiable instrument upon the borrower’s consent.  If the borrower refuses to settle the outstanding balance amicably by rendering ownership to the pledged instrument to us, we will then initiate legal proceedings in which the court will be required to enforce transfer of the ownership.

We require the business owners or individual shareholders of business borrowers to be jointly and severally liable for the repayment of the loan.  In addition, we also require either a guarantee from a third party or certain assets as collateral.

Unsecured Loans

Prior to beginning of 2011, we provided a very small number of loans that were not secured by any collateral or guaranteed in any manner. Such loans were extended to borrowers with good track records and strong cash positions.  We have not provided any unsecured loans since the beginning of 2011. We have no such unsecured loans in our current portfolio and do not intend to make any such loans in the forseeable future.

Guarantee Services

For a fee, we also provide guarantees to third party lenders on behalf of borrowers applying for loans with such other lenders. Our guarantee is a commitment by us to repay the loan to the lender if the borrower defaults.  We, as the third party guarantor, are jointly and severally liable with the borrower for the repayment of the full amount of the loan.  We have cooperation agreements with six state-owned and commercial banks pursuant to which we are accepted as a guarantor.

In order for us to agree to act as a guarantor, a borrower must provide a counter-guarantor to us or acceptable collateral to the third party lender such as land use rights, building ownership, or a negotiable instrument. In addition, the borrower must deposit cash with us in an amount equal to the amount we are required to deposit with the third party lender which is usually 10% to 20% of the principal amount of the loan. If the borrower defaults and we pay the lender on the borrower’s behalf, we will first recover from the cash deposit the borrower provided us and then demand the counter-guarantor make payment to us or recover the payment from the sale proceeds of the collateral asset.

In exchange for our guarantee, the borrowers pay us guarantee fees. We charge a per annum guarantee fee ranging from 1.56% to 1.80% of the principal amount of the underlying loan. The guarantee fees are payable in full when the guarantee is made. The criteria in determining the guarantee fee paid by the borrower are summarized in the following table:

Types of Security Interest	New Client	Previous or Existing Client
Land Use Rights or Building Ownership	1.68% of the principal amount of the underlying loan multiplied by the number of years of the guarantee	1.56% of the principal amount of the underlying loan multiplied by the number of years of the guarantee

Counter-Guarantor	1.80 % of the principal amount of the underlying loan multiplied by the number of years of the guarantee	1.62 % of the principal amount of the underlying loan multiplied by the number of years of the guarantee

In addition to the fee income, we earn interest on the refundable cash deposits provided to us by the borrowers.  Such cash deposits are required to be made to our bank account when we approve the guarantee application. After the expiration of the guarantee term, such cash deposits, without interest, will be refunded to the borrower once we receive a notice from the third party lender confirming termination of our guarantee obligation.

As of December 31, 2013, we have provided guarantees for a total of $59.7million underlying loans to approximately 77 borrowers.

We expect to start a new form of guarantee business in March 2014. As we were rated AAA by the Finance Office of Jiangsu Province in October 2013, we are permitted to provide guarantee services to borrowers on an internet portal sponsored by Finance Office of Jiangsu Province and State Development Bank.

Consulting Services

During 2010, 2011 and 2012, we provided certain financing consulting services to approximately 114 individuals and companies and generated consulting fees of approximately US$693,555 (RMB 4.6 million). According to the consulting agreements we had with these parties, we agreed to provide consulting services such as advising on the applicable lending rules and regulations, making recommendations about financing plans, assisting the parties to complete and submit financing applications and providing general guidance in the capital raising process. Some of these clients were also our borrowers. We also charged additional consulting fees when the borrowers asked to expedite the review and approval process of their loan applications, as such expedited lendings require funds to be allocated from other positions at an additional cost to us.  None of these loans had interest rates higher than four times of the PBOC Benchmark Rate.

As discussed in detail in the risk factor entitled “We may be subject to administrative sanctions in the event we are found to have charged excessive interest rates on some of historical direct loans we extended.” on page [ ] of this report, in the event these historical consulting fees were found to be de facto interest payments, we may be found to have charged excessive rates on these loans and, as a result, we may be subject to sanctions by the competent authority, which may include return of the excessive interest to affected borrowers, confiscation of illegal gains, fine, suspension of operation and revocation of our business license.  However, management believes the likelihood of such administrative sanctions is very low. In addition, the amount of the consulting fee was not material to our net revenue in 2012. Therefore, management does not deem it necessary to accrue any liability.

We have not provided such consulting services since July 31, 2012 and management does not anticipate engaging in such consulting business in the foreseeable future.

 Financial Leasing Services

On September 5, 2013, we formed PFL, a wholly owned subsidiary, to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL plans to offer financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces.  As of the date of this report, PFL has no significant operations other than incorporation activities. It has not entered into any agreement with its potential customers nor any intellectual property related agreements.  There are currently 2 part-time employees, Mr. Qin and Mr. Long, and 6 full-time employees.

PFL has obtained all necessary governmental approval to conduct its business as planned. We plan to use the proceeds from the Secondary Offering to increase the registered capital of PFL and corresponding financing leasing capacity. Currently, PFL is approved to have a registered capital of $50 million. We were required to contribute 15% of the $50 million by December 4, 2013. Our failure to contribute the initial 15% of the registered capital on time may result in monetary penalty. There is uncertainty under the current PRC laws as to whether PFL will be required to contribute the remainder of the registered capital within two years of its incorporation, or at all. In the event we are required to do so, we plan to contribute the remainder of the required registered capital of PFL from cash generated by PFL’s operations and proceeds raised from future public and/or private offerings of CCC.

Due to the short history of China’s financial leasing industry, there are certain gaps in relevant PRC law. There is no uniform equipment title registration process and system in China and each municipality adopts different procedures.  As such, our ownership interest on the leased property may be threatened.  In addition, there is no guidance on the reserve requirement for financial leasing companies. We plan to follow the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 1.5%, 3%, 30%, 60% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively. We believe such reserve should be sufficient to cover potential loan loss in the first few years of PFL’s operations. We may adjust these rates as we roll out our operations.

Loan/Guarantee Application, Review and Approval Process

We have a standard process with regard to how a loan or guarantee application is reviewed, processed and approved.  The same process applies to both applications for direct loans and for guarantees.

The application process starts with an inquiry from potential borrowers to our Loan Officer. The Loan Officer has the discretion whether to accept the inquirer as an applicant. If accepted, the Loan Officer assists in the preparation of an application package and implements a field visit of the applicant.

The application package usually includes the following items in order for it to be considered:

●	Summary of the desired loan/guaranty: general description of the borrower, use of proceeds, amount, term of the loan, guarantee, collateral or counter-guarantee to be provided.
●
Identity information:  if the borrower is a legal entity, we require articles of incorporation, business license, state and local tax registration certificates, copies of the personal identification cards of all the shareholders and the legal representative; if the borrower is an individual, we require copies of personal identification cards of all the borrowers.

●	Banking relationship documents: including loan application with banks or other lenders, permission to open bank accounts, and credit record.
●	Financial reports such as prior three years’ financial statements, interim financial reports, and recent tax returns.
●	Business operation documents including samples of sales contracts or customer contracts, and utility bills over the past few months.
●	Consents: if the borrower is an entity, board or shareholder consent for the loan.

The flow chart below summarizes the loan/guarantee application, review and approval process.

The reviews during steps 1, 2, 3 and 4 are deemed Level One review. The Loan Review Committee’s review is deemed Level Two review. The General Manager, Mr. Qin’s final review is the Level Three review. Typically it takes one to two weeks to complete our review.

In 2011, we processed a total of 575 applications for loans and guarantees.  45 of them were rejected during Level One review, 11 rejected during the Level Two review and 4 denied during the Level Three review.   The overall denial rate was 10.43%.

In 2012, we processed a total of 624 applications for loans and guarantees.  39 of them were rejected during the Level One review, 30 rejected during the Level Two review and 7 denied during the Level Three review.   The overall denial rate was 12.2%.

In 2013 , we processed a total of 685 applications for loans and guarantees. 53 of them were rejected during the Level One review, 35 rejected during the Level Two review and 9 denied during the Level Three review. The overall denial rate was 14.16%.

Loan Extension and Renewal

In our direct loan business, if a borrower has difficulty repaying the principal amount and/or accrued interest in full at the maturity date due to a temporary situation, the borrower may choose to either apply for an extension of the term or a renewal of the loan.  The extension or renewal applications are reviewed in accordance with the same loan application, review and approval process outlined above.  In our guarantee business, we generally do not extend the guarantee period.

Loan Extension

We will generally approve loan extensions for borrowers who have made timely interest payments, are capable of paying the balance and have loans secured by sufficient collateral or guaranteed by an acceptable guarantor. The term of the loan extensions we grant is generally no longer than the term of the original loan and we only agree to extend a loan one time. If the loan extension application is not approved prior to the original maturity date of the loan, it will be transferred to the collection department and labeled as a default loan. As of December 31, 2013 and 2012, extended loans constituted 0.18% and 0.58% of our total outstanding direct loan balance, respectively.

Loan Renewal

Many of our borrowers repay their loans and re-borrow at a later date, being referred to as a “loan renewal”. We consider a renewed loan a new loan, not a loan extension, despite our previous relationship with the borrower. Prior to the maturity date of the loan, the borrower may choose to apply to renew the loan. In order for the loan renewal application to be approved, the borrower must agree to repay the existing loan’s principal amount and accrued interest in full before the renewal application is approved.  Although we do not have a specific clean-up period policy, we do require that the period of time between repayment of the existing loan and the funding of the new loan to be 2-10 days. As of December 31, 2013 and 2012 renewed loans constituted 68.70% and 73.26% of our total outstanding direct loan balance, respectively.

Collection Procedure

We have standard collection procedures in our direct loan business. We call every borrower approximately 15 days prior to the maturity date to remind them that if we do not receive the repayment in full on the maturity date, we will send a written collection notice within 7 days after the maturity date.  The Loan Officer will frequently call and make on-site visits to a borrower upon a loan going into default.  Within 90 days after the default, our legal counsel will send warning letters to the default borrower.  If the outstanding amount cannot be collected within 180 days after the maturity date and the parties could not reach an agreement on a specific repayment plan, we will initiate legal proceedings in the court.

We apply the same collection procedure in our guarantee business.  The only difference is that we will collect from both the borrowers (including recovery from the cash deposit the borrowers deposit with us) and the counter-guarantor or pursue recovery from the collateral.

We will apply the same collection procedure in our financial leasing business.

Description of Our Financial Leasing Business

Target Customers

PFL plans to serve a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus and rail companies and municipal governments. Customers will include existing clients of the Company in addition to new clients. PFL plans to initially offer leases to four primary customer categories, first in Jiangsu Province and then in other provinces in China:

(1) Municipal Governments - Municipal governments throughout China have begun to realize the benefits of leasing equipment utilized to manage and run China’s large newly developed infrastructure. PFL believes this is an opportunity for substantial growth of its leasing business, especially as a result of the Company’s strong and long-term relationship with Wujiang and other Jiangsu municipal government agencies.

(2) Public Transportation Agencies - PFL plans to lease transportation vehicles to public transportation agencies which would replace existing municipally and regionally owned buses, subway cars, and trains. For example, PFL has been engaged in discussions with a local transportation authority to provide leases for the replacement of existing buses on several city bus routes.

(3) Hospitals - The Company has existing relationships with several local hospitals that are potential customers to lease medical devices, such as x-ray equipment. Since healthcare and medical technologies are constantly improving, frequently making existing medical technology and equipment obsolete, hospitals and other healthcare facilities are increasingly interested in leasing versus purchasing more modern equipment. The switch from one-time cash purchases to leasing will allow hospitals to preserve more of their working capital for other purposes, such as building upgrades, education and training programs and/or the leasing of additional equipment and devices.

(4) SMEs - PFL plans to lease a variety of industrial equipment and machinery to local SMEs in Jiangsu Province and beyond. Potential customers include local manufacturing businesses, mining companies, farmers and individuals.  PFL will initially target the Company’s existing SME lending clients since it has a relationship with these customers and understands their operational and credit history and financing needs.

As PFL’s business develops further, we expect to provide leases to customers in other sectors as opportunities arise. PFL, although not required by government mandate, will only lease to businesses that are within the sectors encouraged by the Chinese national industry development and planning policy and environmentally friendly businesses.

Leased Equipment

PFL plans to provide leases on both new and used manufacturing equipment, medical devices, transportation vehicles and industrial equipment, purchased both domestically and from foreign suppliers to meet its customer’s needs. PFL may attempt to import technologically advanced transportation vehicles, engines, other vehicular components, industrial equipment and machinery identified by its lessees. PFL anticipates its potential customers will have strong demand for imported technologically advanced equipment and machinery and expects to lease these to its customers at a significant premium due to the real and perceived technical and superior performance and durability characteristics of these imported products.

Lease Underwriting

PFL will underwrite the leases via a 3 step process:

(1) A potential customer applies to PFL for a lease on certain equipment that the customer has already identified from a seller;

(2) PFL performs a detailed legal and credit analysis to determine the potential customer’s creditworthiness and ability to make the lease payments; and

(3) If the application is approved, PFL will purchase the asset from the seller, take ownership of such asset, and then lease it to the customer/lessee. Sometimes PFL will require a third party guarantor, who must be pre-approved by PFL, who will guaranty the monthly payment obligations of the lessee.

The underwriting process will take approximately 2 weeks.

Lease Terms

The terms and conditions of the lease will generally include following:

(1) A lease term ranging between 3 and 10 years.

(2) The lessee will be required to pay 30% of the purchase price to the seller and PFL will pay 70% of the purchase price (which will be the lease value) to the seller.

(3) The lessee will pay a deposit equal to 10% of the lease value to PFL and PFL will finance the remaining 90%

(4) The lessee will pay a one-time servicing fee equal to 1% of the total lease value multiplied by the number of years of the lease (for example, a four-year lease requires a 4% service fee.

(5) The lessee will make amortized lease payments consisting of principal and interest (generally at the interest rate of 12%), which will be due monthly or quarterly.

(6) Lessees must (i) operate the leased equipment and perform minimum maintenance in accordance with the manufacturer’s instructions during the entire term of the lease; (ii) insure the equipment against property and casualty loss; and (iii) make all scheduled lease and interest payment regardless of the performance of the equipment.

(7) At the end of the lease term, the lessee will have the option to purchase the leased asset for its residual value. We expect to enter into our boiler plate lease contracts with lessees. Pursuant to the terms of these lease agreements, lessee shall either pay RMB 1,000 (approximately $160) to acquire or automatically acquire the title of the leased assets at the end of the lease term. The buy-back purchase price of RMB 1,000 shall be paid along with the last installment of the rent.

Collateral and Default Assumptions

Some of PFL’s initial target customers will be our direct loan customers. We are very familiar with these businesses and individuals and their growth prospects, credit worthiness, management teams, and profitability. We will take advantage of this knowledge and lease to creditworthy customers only, thereby potentially reducing defaults and bad debt expense. When evaluating potential customers with which we do not have a pre-existing relationship, we will utilize our prior experience in the risk assessment of lending clients to timely evaluate a new customer’s creditworthiness.

PFL may require a third party guarantor to reduce financial exposure in the event of a default. PFL may choose to work with a third party to assist with the repossession, storage and sale of the leased equipment in the event of lease defaults.

Risk Management

Credit Risk

As a microcredit lender, credit risk is the most significant risk for our business. In our direct loan business, we suffer financial loss when a borrower defaults on full collection cannot be achieved. In our guarantee business, in the event the borrower defaults in its payment obligation and we pay the lender on behalf of the borrower, we suffer financial loss when we cannot recover the full amount of the payment we paid to the lender (after collection from the cash deposit provided by the borrower) from the counter guarantor or the sale proceeds of the collateral.

Risk Assessment

We apply the same risk assessment approach and procedures for direct lending, guarantee as well as financial leasing activities. We have a dedicated Risk Department which assesses and evaluates the credit risks through in-house research and analysis.  We follow the methodology and procedure outlined in our risk assessment guidelines.  According to our risk assessment guidelines, the basic principle is that the bench mark ratio multiplied by the financial risk quotient and non-financial risk quotient and the result is the comprehensive risk ratio. The financial risk quotient takes into consideration 16 factors in three categories, i.e. leverage, profitability and growth.  The non-financial risk quotient takes into consideration 12 factors in four categories, i.e. industry risk, enterprise risk, management risk and other risks.  In summary, our Risk Department assesses the credit risks based on the payment ability of the underlying obligors, transaction structure as well as the industry of borrower and the general economic condition of the market in which we operate.

Risk Control

In our direct lending business, we assess, monitor and control the credit risks both before and after the loan is extended.

As discussed above, we assess the risks through the loan application, review and approval process.  Our Risk Department quantifies the risks related to a loan application in a risk assessment report by classifying the loan into one of three categories.  A loan with a score  of less than 0.35 points is deemed to be a low-risk loan. A loan with a score of between 0.35 and 0.5 points is considered a medium-risk loan. A loan with a score higher than 0.5 points will be classified as a high-risk loan.  We have higher requirements for the collateral and require the guarantor to be of higher payment capacity for loans labeled as higher risk.

After the loan or guarantee application is approved, we continue to monitor the credit risk. Our Loan Officers collect the borrower’s financial statements at the end of each quarter and conduct periodic field trips to the borrower’s facilities to observe its operation, sales, ability to make timely repayments, etc.  Based on the Loan Officer’s report, the comprehensive risk ratio of each loan is reviewed on a quarterly basis and adjustments are made to the ratio as necessary, according to the borrower’s operational and financial position and other factors outlined above. We label each outstanding loan as “Good”, “Maintenance” or “Contraction”.  For “Good” loans, we may extend further credit. For “Maintenance” loans, we will maintain the current credit level. For “Contraction” loans, we may reduce credit to the borrower.

We will apply the same risk control procedure for the financial leasing business.

Liquidity Risk

Liquidity risk is the risk to a bank's earnings and capital arising from its inability to timely meet obligations when they come due without incurring unacceptable losses.  As a microcredit company, we are prohibited by PRC banking regulations to accept deposits from the public.  Our funding sources include our registered capital, draw-down ability from any lines of credit we have with state-owned or commercial banks as well as cash generated from our operations.  Liquidity risk in our operation is therefore limited.  We monitor the repayment of loans drawn from the line of credit with Agricultural Bank of China, the only line of credit we currently have.

Allowance for Loan Loss

Reserve for Direct Loan

In our direct loan business, we apply three loan loss reserve measurements:

●	Measurement 1- The Specific Reserve:

In determining our loan loss reserve, we follow the guidelines for the specific reserve set forth in “The Guidance on Provisioning for Loan Losses” (the “Provision Guidance”) issued by PBOC.

Specific reserves are funds set aside based on the anticipated level of loss of each loan after categorizing the loan according to the risks. Such specific reserves are to be used to cover specific losses. According to the “Five-Tier Principle” set forth in the Provision Guidance, the loans are categorized as “pass”, “special-mention”, “substantial”, “doubtful” or “loss”. The definition and provision rate for each category is set forth below.

Tier	Definition	Reserve Rate
Pass	Loans for which borrowers are expected to honor the terms of the contracts, and there is no reason to doubt their ability to repay the principal and accrued interest in full and on a timely basis.	0%
Special-mention	Loans for which borrowers are currently able to repay the principal and accrued interest in full, although the repayment of loans might be adversely affected by some factors.	2%
Substantial	Loans for which borrowers’ ability to repay the principal and accrued interest in full is apparently in question and borrowers cannot depend on the revenues generated from ordinary operations to repay the principal and accrued interest in full. Lender may suffer some losses even though the underlying obligation is guaranteed by a third party or collateralized by certain assets.	25%
Doubtful	Loans for which borrowers are unable to repay principal and accrued interest in full. Lender will suffer significant losses even though the underlying obligation is guaranteed by a third party or collateralized by certain assets.	50%
Loss	Principal and accrued interest cannot be recovered or only a small portion can be recovered after taking all possible measures and resorting to necessary legal procedures.	100%

●	Measurement 2 - The General Reserve:

General reserves are funds set aside based on certain percentage of the total outstanding balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total outstanding balance. We use 1% of total outstanding balance in our calculation for the General Reserve.

●	Measurement 3 - Special Reserve

Special reserves are funds set aside covering losses due to risks related to a particular country, region, industry or type of loans. The reserve rate could be decided based on management estimates of loan collectability. We had no Special Reserves for 2010, 2011, 2012 or 2013 due to the short-term and microcredit nature of our loans and our low loss rate.

For the fiscal years ended December 31,2013 and 2012 our reserve measurements indicate the aggregate amount calculated based on General Reserve is higher than the amount calculated based on the Specific Reserve.  As such, the loan loss reserves we made for direct loan business is 1% of the total outstanding direct loan balances in those periods. We review the loss reserve on a quarterly basis.

As of December 31, 2013 and 2012 the total outstanding direct loan balance was $90,203,413 and $85,781,293 and the loan loss reserve  $1,375,948 and $857,813, respectively.

Reserve for the Guarantee Services.

In our guarantee business, we are required to set aside reserves consisting of no less than 1% of the total outstanding balance of loans we guaranteed at the end of fiscal year and 50% of the income generated by our guarantee business during the fiscal year to cover probable losses.  The reserve of 50% of the income is applicable only to commission income. Since it is our standard practice to receive the guarantee fee in full in advance when the guarantee is made, we don’t think we are exposed to any risk with regard to receipt of such income. Therefore we did not set aside the reserve based on the 50% of the commission income.  We set aside 1% of our total outstanding guarantee portfolio as the reserve for our guarantee business as of December 31, 2013 and 2012, respectively.

We follow the same “Five-Tier Principal” in our measurement of reserve for the guarantee business. For the fiscal years ended December 31, 2013 and 2012 our reserve measurements indicate the aggregate amount calculated based on Five-Tier Principal is lower than the amount calculated based on the statutory requirement of 1% of the total outstanding guarantee portfolio.  As such, the reserves we made for the guarantee business is 1% of the total outstanding guarantee portfolio in those periods. We review the loss reserve on a quarterly basis.

As of December 31, 2013 and 2012, the total outstanding balance we guaranteed was  $56,692,091   and $86,360,524 and the accrual for financial guarantee services was  $588,740  and $880,725, respectively.

Reserve for the Financial Leasing Services

We plan to follow the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 1.5%, 3%, 30%, 60% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively.

Business Strategy

We intend to implement three primary strategies to expand and grow the size of our Company: (i) increase our lending capacity through the cash generated from operations and through increases in our registered capital by additional equity and/or debt financing, (ii) implementation of our financial leasing and peer to peer lending business plans in Jiangsu province and other Chinese provinces, and (iii) potential acquisitions of similar microcredit companies in Jiangsu Province, China.

Organic growth will occur through expansion of our direct loan and guarantee services directed at SMEs and farmers. Our existing direct loan and guarantee services could also be expanded by increasing our registered capital base with proceeds of our initial public offering or future financings.  The lending capacity of Wujiang Luxiang is limited to the aggregate of its registered capital, any proceeds from borrowings and profits generated from operation, subject to certain statutory reserve deductions required under the PRC laws and regulation. According to a policy named “Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Companies,” Su Zheng Ban Fa (2011) No. 8 (“Jiangsu Document No. 8”), the maximum obligation Wujiang Luxiang is allowed to provide guarantees for is three times its net capital. As of December 31, 2013, the registered capital of Wujiang Luxiang was $44,063,863. Under PRC laws, the registered capital refers to the total amount of equity investment made by the shareholders. Once the registered capital is established, it cannot be used for purposes beyond the approved business scope of that entity. Because our target market has been historically underserved by the state-owned and commercial banks in China, we believe there will be a continued high demand for our services and we will be able to attract a steady flow of borrowers.

We also plan to implement our financial leasing business plan in the near future. We intend to provide financial leasing services to a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus and rail companies and municipal governments. Customers will include existing clients of Wujiang Luxiang in addition to new clients.  PFL plans to provide leases on both new and used manufacturing equipment, medical devices, transportation vehicles and industrial equipment, purchased both domestically and from foreign suppliers, to meet its customer’s needs.  We believe PFL will be able to draw upon CCC’s financial strength, client base, lending experience, risk management capabilities, local business knowledge and skills in evaluating the creditworthiness of business clients. PFL is subject to the enterprise income tax rate of 25% which will be allocated among central government (60%), provincial government (23.2%) and WETDZ (16.8%). PFL will receive from WETDZ a financial award equal to 100% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the first five years following the date of its establishment, and will further receive a financial award equal to 50% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the following five years. Such award was documented in an agreement between WETDZ and PFL dated September 4, 2013. In addition to the income tax, PFL is subject to business tax of 5%.  Separately, PFL will receive a science and technology financial award from the WETDZ for up to approximately $325,000 (RMB 2 million) to be paid pro rata according to the actually contributed registered capital. For example, in the event PFL contributes $15 million registered capital, PFL will receive a financial award of RMB 600,000, (i.e. RMB 2,000,000 multiplied by the fraction of $15 million divided by $50 million). Initially, PFL plans to secure bank loans equal to three to four times its registered capital, less than the 10 times allowed by Measures for Administration of Foreign Investment in Leasing Industry, to leverage its ability to purchase assets to be leased to the prospective customers. None of these loans will come from related party.  Most of the proceeds from the Secondary Offering will be used to increase the registered capital of PFL and the corresponding financial leasing capacity. Since PFL is a wholly foreign owned subsidiary of CCC HK, it is permissible under the PRC foreign exchange control law for PFL to receive capital contribution from CCC HK upon consummation of the Secondary Offering.  We will be able to immediately increase the registered capital of PFL with the proceeds from the Secondary Offering. However, there can be no assurance that the Secondary Offering will be consummated.

We started testing of the peer to peer lending online portal in March 2014 and plan to launch this business in the near future.  Peer to peer lending is the trend in the microcredit industry in China. Management believes we could take advantage of this opportunity to diversify our business by entering into this fast growing lending market.  We will pair prospective borrowers with lenders using our proprietary credit risk assessment system. We plan to work with qualified guarantee providers who will provide guarantee to the underlying loans.

Also, we believe that we may have the opportunity to acquire other microcredit companies of similar size and scope in Jiangsu province, China.  As a result of such acquisitions, we may expand our geographic coverage by obtaining requisite licenses to conduct business in other cities in Jiangsu province. We intend to actively pursue acquisition opportunities as they arise, although we currently do not have any written or oral binding agreements, arrangements or understandings with any acquisition target and there can be no assurance that we will be able to locate any target or negotiate definitive agreements with them.

Competition for Our Lending and Guarantee Business

The number of microcredit companies in China is increasing rapidly.  According to data compiled by PBOC and released on its website, as of December 2013, there were approximately 7,839 microcredit companies in China. The total loan balance from microcredit companies stood at $135.1 billion (RMB 819.1 billion), and new loans issued to microcredit companies in the year of 2013 hit $37.4 billion (RMB 226.8 billion).  In Jiangsu province, there are about 573 microcredit companies with total paid-in capital of $14.76 billion (RMB 89.48 Billion) and a total outstanding balance of $18.84 billion (RMB 114.2 billion) as of December 31, 2013, according to PBOC.

In the city of Wujiang, to our knowledge, the Finance Office of Suzhou Government will not approve the establishment of any new microcredit companies in the near future, and therefore the competition among the current eleven microcredit companies for acquisition targets may be fierce.  According to the data from Central Bank of China, our major competitors in the city of Wujiang as of the end of December 31 2013 are listed below (in million Dollars).

Entities	Direct Loan Portfolio	Guarantee Portfolio	Total Portfolio
Dongfang	145.55	116.88	262.43
Sunan	108.78	74.68	183.46
Sushang	101.38	72.09	173.47
Wujiang luxiang	90.18	59.38	149.56
Jinguo	102.89	27.99	130.88
Wuyue	102.88	22.86	125.74
Lili	104.07	0	104.07
Tenglv	80.38	5.16	85.54
Tongli	75.82	0	75.82
Fenghu	51.04	14.38	65.42
Jinxin	44.36	16.16	60.52
Kaifeng	23.76	0	23.76

Competitive Strengths for Our Lending and Guarantee Business

We believe there are several key factors that will continue to differentiate us from other microcredit companies in the city of Wujiang.

•
Experienced Management Team.   We have a senior management team that has time-tested, hands-on experience with a high degree of market knowledge and a thorough understanding of the lending industry in China. Mr. Huichun Qin, our CEO and one of the founders of Wujiang Luxiang, worked at the Suzhou Sub-Branch of PBOC from 1981 to 2008, where he served as deputy director of Accounting Finance Section from 1993 to 2006. From 2006 to 2008, Mr. Qin served as the vice president of Wujiang Sub-Branch of PBOC. Mr. Qin also served as a deputy director at the Jiangsu Branch of State Administration of Foreign Exchange (the “SAFE”) from 2006 to 2008.  Other members of our management team have an average of 25 years of previous banking, accounting or other relevant experience. We believe that our management’s significant experience in the lending industry and our efficient underwriting process allow us to more carefully determine to whom to lend to and how to structure the loans.

•
Stable Relationship with State-Owned Banks and Commercial Banks.  We have established relationships with local branches of the state-owned and provincial commercial banks.  We currently have a credit facility agreement in the amount of approximately $24.4 million (RMB 150 million), approximately $9.0 million (RMB 55 million) of which is currently available, with Agricultural Bank of China pursuant to which it extended a line of credit to us, and other state owned banks have expressed an interest in extending credit to us. We also have established guarantee cooperation relationships with China Construction Bank, Agricultural Bank of China, Bank of Communications, China CITIC Bank Agriculture Commercial Bank and Jiangsu Bank pursuant to which these banks previously have agreed to accept us as a guarantor for third party loans. Although there is no written agreement or understanding between these banks and us with regard to the referral of lending business, we believe that the reputation of our management team will enable us to maintain and develop good relationships with the local branches of these state owned and commercial banks.

•
Early Entrance and Good Reputation.  We are one of the first microcredit companies approved in the city of Wujiang region. We have strong brand recognition among the small borrowers in the city of Wujiang, which we believe should create a steady flow of business from borrowers.

•
Stable Borrower Base.  Our early entrance into the micro credit market has resulted in our creating a sizeable market share. We have been able to retain a stable borrower base with recurring borrowing needs and good repayment histories.

We believe we have the following competitive strengths compared to the local branches of state-owned banks and commercial banks which are permitted to extend credit to microcredit borrowers.

•
Fast Service.  We are able to close loans more quickly than traditional Chinese banks due to our efficient yet comprehensive underwriting process and a less bureaucratic environment, which is important to SMEs, farmers and individuals.

•
Favorable Interest Rates to Borrowers with Good Track Records.  We offer favorable interest rates to borrowers who have good repayment histories with us, especially to the borrowers who provide real property as collateral.  SMEs appear more willing to establish and maintain good relationship with us than with the local branches of the state-owned and commercial banks which may not provide the same level of services to SMEs.

•
A Greater Willingness to Lend to SMEs. We are focused on providing credit to SMEs, farmers and individuals in the city of Wujiang. With our extensive knowledge and experience working with local SMEs, farmers and individuals, we are better equipped to attract such borrowers and maintain a long-standing relationship with them.

Competition for Our Financial Leasing Business

As one of the few leasing companies in Jiangsu Province, PFL enjoys little competition in Jiangsu province at this time. In fact, very few companies have received a leasing business license, and the companies that have licenses are mostly selling to a smaller and narrower customer base. However, in China, we compete with a number of international, national, regional and local banks and finance companies, financial leasing companies and equipment manufacturers that lease or finance the sale of their own products.

Due to the Company’s strong relationships with local business owners and government agencies and its expertise in evaluating the financial health of local businesses, PFL believes it is in a strong position to grow its leasing business in Jiangsu Province.

Competitive Strengths for Our Financial Leasing Business

We believe we could thrive in the financial leasing business even with future competition in Jiangsu province due to following competitive advantages:

•
Substantial experience in identifying potential lessees.  Our financial and industrial lending experience in the local Jiangsu marketplace and our relationships with local business owners will enable us to identify potential leasing customers, and knowledge of these customers will allow us to more accurately anticipate and serve their financial leasing needs.

•
An early entrant to financial leasing segment in the Jiangsu region. As one of the few leasing companies in Jiangsu province, PFL enjoys little competition and we believe that being an early entrant will enable us to develop brand recognition and customer loyalty.

•
Strong relationships with local and regional government agencies. As a result of our relationships with local and regional government agencies, PFL may be afforded access to participate in projects sponsored by those government and public transportation agencies.

•
Local government support. PFL has been afforded certain tax benefits and incentives by the government.  PFL will be exempted from Jiangsu provincial income tax for the first five years, followed by a provincial income tax rate at half of normal tax rates for the following five years. PFL will also receive a registered capital bonus payment from the Wujiang city government equivalent to 2% of the actually contributed registered capital.

•	Our status as a NASDAQ listed company. We believe we have a marketing advantage over other financial leasing companies due to our status as a NASDAQ listed company.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited:

●	PRC Company Law and its implementation rules;
●	Wholly Foreign-Owned Enterprise Law and its implementation rules;
●	Guidance on Microcredit Company Pilot (Yin Jian Fa [2008]23) (the “Circular 23”) issued by the CBRC and the PBOC on May 4, 2008 and effective on May 4, 2008;
●	Reply to Certain Issues on Microcredit Company Organization（Yin Jian Fa [2006]246）issued by the CBRC on September 20, 2006 and effective on September 20, 2006;
●	Guidance on Great Promotion to Rural Microcredit Business of the Banking Industry (Yin Jian Fa [2007] 67) issued by the CBRC on August 6, 2007 and effective on August 6 ,2007;
●
Circular on Implementing the “Accounting Rule for Financial Enterprise” to Microcredit Company (Cai Jin [2008]185) issued by Ministry of Finance on December 24, 2008 and effective on December 24, 2008;

●
Circular on Relevant Policies for Rural Bank, Loan Company, Rural Mutual Cooperative and Microcredit Company (Yin Fa [2008]137) issued by the PBOC and the CBRC on April 24, 2008 and effective on April 24, 2008;

●
Opinions on the pilot work for developing the Rural Microcredit Company (Trial) (Su Zheng Ban Fa [2007]142) (the “Jiangsu Document No. 142”) issued by General Office of Jiangsu Province Government promulgated on November 24, 2007;

●
Opinions on Promoting  Fast and Well Development of  Rural Microcredit Company  (Su Zheng Ban Fa [2009]132) (the “Jiangsu Document No. 132”) issued by General Office of Jiangsu Province Government promulgated on November 28, 2009;

●
Implementation Rules on Supervision and Regulation of Rural Microcredit Companies (Su Fu Ban [2010] 288) issued by General Office of Suzhou Government on October 26, 2010 and effective on November 1, 2010;.

●
Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Company (Su Zheng Ban Fa [2011]8) (the “Jiangsu Document No. 8”) issued by General Office of Jiangsu Province Government on January 27, 2011 and effective on January 27, 2011;

●
Interim Measures for the Administration of Financing Guarantee(Yin Jian Hui Ling [2010] 3) issued by the CBRC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Finance, MOFCOM, PBOC and State Administration for Industry and Commerce on March 8, 2010 and effective on March 8, 2010;

●	Provisional Supervision and Rating System for Rural Microcredit Companies (the “Jiangsu Document No. 53”) issued by Finance Office of Jiangsu Province Government on August 7, 2012;
●	Financial Practices of Rural Microcredit Companies issued by Finance Office of Jiangsu Province Government in 2009 and effective on January 1, 2010; and
●	The Guidance on Provisioning for Loan Losses (the “Provision Guidance”) issued by PBOC in 2002 and effective on January 1, 2002.
●	PRC Contract Law, in particular the chapters with regard to lease contracts and financial leasing contracts
●	Measures for the Administration of Foreign Investment in Leasing Industry issued by the MOFCOM effective on March 5, 2005.
●
Regulations promulgated by the Ministry of Commerce and State Administration of Industry and Commerce with regard to the formation, registered capital and leverage requirement and risk control of financial leasing companies; and

●	Accounting treatment and tax regulations and policy with regard to finance lease transactions.

We are supervised by many provincial and local government authorities, including Finance Office of Jiangsu Province Government, CBRC, PBOC, local tax bureaus, local government, local AIC, local Bureau of Finance, local Public Security Bureau and local rural employment department, etc.

Establishment

Wujiang Luxiang was established on October 21, 2008 pursuant to Circular No. 23, Jiangsu Document No. 142 and Jiangsu Document No. 132 which allowed for the establishment of a new type of financial vehicle that is permitted to lend to small-to-medium sized business, farmers and individuals.  PFL was established on September 5, 2013 and is permitted to provide financial leasing services in China.

Source of Funds

Pursuant to the Circular 23, the main sources of funds are capital contributions paid by its shareholders, donated funds, and debt financings from no more than two banking financial institutions.  Pursuant to Jiangsu Document No. 132, we believe the amount of debt financings we are allowed to obtain may be up to 100% of our net capital.  Pursuant to the Foreign Investment in Leasing Industry Regulations, PFL is permitted to leverage up to 10 times its registered capital to finance its leases.

Direct Loans

Pursuant to Jiangsu Document No. 8, the maximum amount of our actual liabilities (including bank loans) is limited to 100% of our net capital. Pursuant to Jiangsu Document No. 142 and Circular 23, the aggregate loan balance amount to one borrower cannot exceed 10% of our registered capital and must be less than 5% of our net assets. Pursuant to Jiangsu Document No. 132, the aggregate microcredit loan balances as a percentage of our total outstanding loan balances, must be not less than 70%.  The aggregate balances of operational loans of with terms longer than three months, as a percentage of total outstanding loan balances, must exceed 70%. The aggregate balances of loans made to agricultural or rural borrowers or farmers, as a percentage of our total outstanding loan balance must be no less than 70%. A loan equal or under the amount of $725,000 (RMB 4,500,000) is deemed a microcredit loan according to Implementation Rules on Supervision and Regulation of Rural Microcredit Companies (Su Fu Ban [2010] 288).

Prior to August 7, 2012, the maximum interest rate a microcredit lender was allowed to charge on microcredit loans was four times of the PBOC’s Benchmark Rate according to PBOC’s Notice on Cracking Down on the Underground Lenders and Lending at Excessive High Interest Rate promulgated by the PBOC and Several Opinion Regarding the Trial of Cases promulgated by the Supreme Court of PRC. On August 7, 2012, the Finance Office of Jiangsu Province implemented the Jiangsu Document No. 53. Microcredit companies are assessed and ranked according to Jiangsu Document No.53 and the microcredit companies in the highest ranking will, among other things, enjoy preferential treatments and government subsidies. As such, we have chosen to comply with the lower maximum interest rate requirement set forth in the Jiangsu Document No. 53.  In a document issued by Finance Office of Jiangsu Province on October 25, 2013 (the “Jiangsu Document No. 83”), we were rated as “AAA” and thus eligible for government subsidies and certain preferential treatment including be permitted to operate the online guarantee business as disclosed above, partly due to the fact that the maximum interest rate we charged in 2012 is no more than 3 times the Bench Mark Rate. We expect that we will continue to receive the highest ranking as we continue to adhere with our maximum interest rate protocol and other lending practices. In the event we receive less than BBB ranking, we will not be permitted to operate the online guarantee business, among other things.

In accordance with the Provision Guidance and Jiang Su Financial Practice, we are required to set aside a loan loss reserve according to the following three measurements:

●	Measurement 1- The Specific Reserve:

Specific reserves are funds set aside based on the anticipated level of loss of each loan after categorizing the loan according to the risks. Such specific reserves are to be used to cover specific losses. According to the “Five-Tier Principle” set forth in the Provision Guidance, the loans are categorized as “pass”, “special-mention”, “substantial”, “doubtful” or “loss”. The definition and provision rate for each category is set forth below.

Tier	Definition	Reserve Rate
Pass	Loans for which borrowers are expected to honor the terms of the contracts, and there is no reason to doubt their ability to repay the principal and accrued interest in full and on a timely basis.	0%
Special-mention	Loans for which borrowers are currently able to repay the principal and accrued interest in full, although the repayment of loans might be adversely affected by some factors.	2%
Substantial	Loans for which borrowers’ ability to repay the principal and accrued interest in full is apparently in question and borrowers cannot depend on the revenues generated from ordinary operations to repay the principal and accrued interest in full. Lender may suffer some losses even though the underlying obligation is guaranteed by a third party or collateralized by certain assets.	25%
Doubtful	Loans for which borrowers are unable to repay principal and accrued interest in full. Lender will suffer significant losses even though the underlying obligation is guaranteed by a third party or collateralized by certain assets.	50%
Loss	Principal and accrued interest cannot be recovered or only a small portion can be recovered after taking all possible measures and resorting to necessary legal procedures.	100%

●	Measurement 2 - The General Reserve:

General reserves are funds set aside based on certain percentage of the total outstanding balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total outstanding balance.

We believe we are required to make our loan loss reserve based on the higher of the amounts calculated based on the General Reserve and the Specific Reserve.

●	Measurement 3 - Special Reserve

Special reserves are funds set aside covering losses due to risks related to a particular country, region, industry or type of loans. The reserve rate could be decided based on management estimates of loan collectability.

Guarantee Services

Pursuant to Jiangsu Document No. 8, the aggregate amount of liabilities we are allowed to be exposed to in our guarantee business shall not exceed 300% of our net capital.  Pursuant to the Interim Measures for the Administration of Financing Guarantee, guarantees we are allowed to provide to a single borrower shall not exceed 10% of our net assets, and not exceed 15% of our net assets if the guarantee is provided to a single borrower and the person’s affiliated parties.  We are prohibited to provide guarantees to our subsidiaries and/or parent company.

For our guarantee business, pursuant to Interim Measures for the Administration of Financing Guarantee, we are required to set aside reserves not less than 1% of the aggregate outstanding balance of loans we guaranteed at end of fiscal year and 50% of the income generated by our guarantee business during the fiscal year.

Financial Leasing Services

Pursuant to the Foreign Investment in Leasing Industry Regulations, PFL is permitted to leverage up to 10 times its registered capital to finance its leases.

We believe there is no clear guidance on the reserve requirement for financial leasing companies.

Summaries of Certain Key PRC Laws

Below are summaries of the material terms of Circular 23, Jiangsu Document No. 8, Jiangsu Document No. 132 and Jiangsu Document No. 142, which are essential to our business.

Circular 23

Circular 23 divides “microcredit companies” into two categories:  a “company with limited liability” or a “company limited by shares” that consists of equity interests held by private parties, including individuals, corporate entities and other organizations.  The shareholders of a microcredit company shall meet the minimum requirement set by applicable laws. A company with limited liability shall be established with capital contributions from no more than fifty (50) shareholders; while a company limited by shares shall have 2-200 promoters, more than 50% of whom shall domicile in the PRC.  The promoters are the shareholders after the incorporation of the company. The source of registered capital of a microcredit company shall be true and legal. All the registered capital shall be fully paid in cash by the capital contributors or the promoters. The registered capital of a company with limited liability shall be no less than RMB 5,000,000 and the registered capital of a company limited by shares shall be no less than RMB 10,000,000. Any single individual, corporate entity or social organization (and  their respective affiliates) shall not contribute more than 10% of the registered capital of a microcredit company.  Circular 23 also provides that the sources of funds of a microcredit company shall be limited to the capital contributions paid by its shareholders, profit from operations, monetary donations, and loans provided by no more than two (2) banking financial institutions.  Pursuant to applicable laws, administrative rules and regulations, the outstanding loans owed by a microcredit company to banking financial institutions shall not exceed 50% of its net registered capital. The interest rate and the terms for such loans shall be determined based on arms length negotiations between the company and the financial institutions and such interest rate shall be determined using the “Shanghai inter-bank borrowing interest rate” for the same period as prime rate plus basis points.  Circular 23 also states that a provincial government who is able to clearly specify an authority-in-charge (finance office or relevant government organs) to be in charge of the supervision and administration of microcredit companies and is willing to assume the liabilities for the risk management of microcredit companies, such provincial government may, within its own province, roll out the trial run for the establishment of microcredit companies. A microcredit company shall abide by all applicable laws and shall not conduct any illegal fund-raising in any form. In the event an illegal fund-raising activity is conducted within the provincial territory, it shall be handled by the local government at the provincial level. Other activities in violation of the laws or the administrative rules and regulations will be fined by local authorities or prosecuted in the event a criminal offense has been committed.

Wujiang Luxiang is a microcredit company limited by shares.  There are currently 12 shareholders all of whom are domiciled in PRC. Except one entity shareholder, none of the shareholders owns more than 10% of Wujiang Luxiang’s registered capital. Pursuant to Administrative Measures of Microcredit Companies issued by Jiangsu provincial government on November 30, 2011, major promoters are permitted to hold more than 10% of the registered capital of a microcredit company. We believe the requirement that none of the shareholders shall own more than 10% of the registered capital of a microcredit company set forth in Circular No. 23, which is a pilot program giving guidance to the provincial government, has been superseded by the later Jiangsu provincial regulations. In addition, the current equity structure of Wujiang Luxiang has been approved by the Finance Office of Jiangsu, which is the governing authority of Wujiang Luxiang. We believe such approval is evidence of the Jiangsu government authority’s acknowledgement of such equity structure.. Wujiang Luxiang’s current operations are in line with the other requirements set forth in Circular 23.

Jiangsu Document No. 8

Jiangsu Document 8 stresses the importance of encouraging the development of rural microcredit companies. The business scope of these companies approved by local authorities generally includes the following: providing loans to companies or individuals in agriculture industry located in rural areas, providing financial guarantees, and serving as agents for financial institutions. The aggregate outstanding balance of bank loans a rural microcredit company is allowed to obtain is up to 100% of the net capital of such company.

The business scope of Wujiang Luxiang is to provide small loans, guarantees, and other business approved by the provincial authority for agriculture related industry, which is in line with the Jiangsu Document No.8. As of December 31, 2013, Wujiang Luxiang’s net capital was $44,063,863 and its outstanding balance of bank loans was $90.2 million, which is line with the requirement set forth in the Jiangsu Document No. 8.

Jiangsu Document No. 132

Jiangsu Document No. 132 reflects the current developing status of rural microcredit companies. It empowers various local authorities to promote development of rural microcredit companies by facilitating access to capital markets and promoting good morals. The Document encourages establishment of rural microcredit companies in Jiangsu province. In each of the counties with economic importance, a local officer has been charged with responsibility to manage and oversee the establishment of the microcredit companies, including establishing pilot programs in certain territories. The number of pilot rural microcredit companies may be increased. Local governments at county level meeting certain criteria should, at the beginning of each year, provide a plan which sets forth an estimate of the number of newly established rural microcredit companies to be approved to do business during that year. Such plan will need to be reviewed first by the financial office at the municipal level and approved by the respective finance bureaus at the provincial level.  A rural microcredit company that has been operating for more than one year, in good standing, with good financial conditions and risk management systems may be allowed to establish branch offices in various towns where there is no such rural microcredit company located in the same town as such company.  Rural microcredit companies in southern Jiangsu region with capital of more than RMB 50 million can set up one additional branch for each additional RMB 30 million in excess of RMB 50 million; rural microcredit companies in central Jiangsu region with capital of more than RMB 30 million can set up one additional branch for each additional RMB 25 million exceeding RMB 30 million; rural microcredit companies in northern Jiangsu region with capital of more than RMB 20 million can set up one additional branch for each additional RMB 15 million exceeding RMB 20 million. The amount of debt financings a rural microcredit company serving the agriculture industry, with effective operations, good risk control and reasonable interest levels is allowed to obtain may be up to 100% of its registered capital. Sources of the funds for these companies may include: 1) loans or financing funding from commercial banks; 2) approved large-amount direct loans (mainly shareholders’ loans); 3) approved transfers and lending of funds between rural microcredit companies; and 4) explore the feasibility of loans from the government funds, the PBOC re-lending loans supporting agriculture, insurance funds and other funds which desire to play a role in servicing “agriculture, farmers and rural areas” through rural microcredit companies.

As of December 31, 2013, Wujiang Luxiang’s registered capital was $44,063,863 and its total debt financing was $16,360,721, less than50% of its registered capital. In line with the requirement set forth in Jiangsu Document No. 132, Wujiang Luxiang’s major source of financing has been loans from commercial banks.

Jiangsu Document No. 142

Jiangsu Document No. 142 provides for general rules with respect to the establishment of microcredit companies. It includes the following material terms:

1. Shareholder: In general, the shareholders of a rural microcredit organization shall be three to five individuals (excluding members or employees of the Communist Party, governmental organizations, financial organizations as well as state-owned public institutions) or enterprise legal persons. The number of shareholders shall not exceed ten. Shareholders shall comply with laws, with good credibility and have no civil or criminal record indicating violation of laws and serious discredit.  The capital contributed by shareholders for equity interest shall be legitimate self-owned capital.

Wujiang Luxiang currently has 12 shareholders, which is more than the 10 shareholders requirement set forth in Jiangsu Document No. 42. However, Circular 23 permits up to 200 shareholders in a microcredit company limited by shares. We believe we will not be subject to any penalty by the Finance Office of Jiangsu Province, which is the governing authority of Wujiang Luxiang and the government body implementing the Jiangsu Document No. 42, since it approved the establishment of Wujiang Luxiang and its current shareholder structure.

2. Capital: The paid-up registered capital of a rural microcredit organization shall be no less than RMB 50 million for southern Jiangsu area, RMB 30 million for central Jiangsu area, and RMB 20 million for northern Jiangsu area. The registered capital shall be paid in cash.

As of December 31, 2013, Wujiang Luxiang’s registered capital was $44,063,863, which is more than the RMB 50 million required for Wujiang Luxiang as a microcredit company in the Southern Jiangsu area.

3. Offices: A rural microcredit organization shall have fixed operating premises which comply with the safety standards required by the public security department and other departments and is situated below township levels (including township).

4. Employees: A rural microcredit organization shall have no fewer than five main employees, who shall comply with laws, with good credibility and have no civil or criminal record. Among them, the chief person in charge shall be less than 65 years old with at least Technical Secondary School and have been engaged in financial industry for more than 4 years or economic industry for more than 8 years (with at least 2 years working experience in the financial area); the person in charge of credit shall have been engaged in financial industry for more than 3 years or economic industry (with a focus on agriculture) for more than 5 years; each accounting staff shall hold an Accounting Certificate and have been engaged in accounting and financial industry for more than 3 years; other personnel shall have been engaged in other related economic industry for more than 3 years. All key employees shall participate in a professional training program held by the Provincial Financial Office. Qualified trainees will be issued a qualification certificate which is required for their employment.

Wujiang Luxiang’s General Manager, Mr. Huichun Qin, who is the person in charge of credit, has more than 30 years of experience in the financial industry and holds a bachelors degree from Southwest Tech University in Mianyang, China. We also believe our accounting staff and other personnel meet the requirements set forth in the Jiangsu Document No. 142.

5. Articles of Association: Rural microcredit organizations shall adopt Articles of Association of the organizations in accordance with the Company Law of the People’s Republic of China and the provisions of these provisions in the Jiangsu Document No. 142, and carry out business and operating activities according to their Articles of Association.

Wujiang Luxiang has carried out its business and operations according to its Articles of Associations, as amended.

6. Markit Exit:  When a rural microcredit organization has any of the following activities, in addition to investigation and fine by law enforcement authorities, the provincial Rural Microcredit Organization Pilot Program Management Group may terminate its pilot program, report it to the local AIC to revoke its business license, or impose other punitive measures:

1)	Violating the provisions in the Jiangsu Document No. 142 with respect of business scope and provision of loans;
2)	Illegally solicit funding from the general public directly or indirectly;
3)	Issuing loans with excessive interest rates in violation of relevant national provisions to make exorbitant profits;
4)
Other behaviors deemed by the provincial and local Rural Microcredit Organization Pilot Program Management Groups as material violation of relevant laws and regulations and these provisions in the Jiangsu Document No. 142.

We believe we were not involved in any of the prohibited activities set forth in the sections above.

Employees

We currently have 26 full time employees as of the date of this report. We have employment contracts with all of our employees in accordance with PRC Labor Law and Labor Contract Law.  The contracts comply with the PRC laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We have made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the general administration expenses when incurred.

Intellectual Property

We do not own or have any significant intellectual property rights.

Item 1A.	RISK FACTORS

RISK FACTORS

You should carefully consider the following material risk factors and other information in this report. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously impacted. As a result, the trading price, if any, of our common stock could decline and you could lose part or all of your investment.

Risks Relating to Our Lending and Guarantee Business

Our limited operating history makes it difficult to evaluate our business and prospects.

            Wujiang Luxiang commenced operations in October 2008 and has a limited operating history. As of December 31, 2013, we have built a $90.2 million portfolio of direct loans to 217 borrowers and a total of $59.7 million in loan guarantees for 77 borrowers.  For the years ended December 31, 2013 and 2012 we generated $12,541,075 and $12,586,724 of net revenue with $7,704,970 and $8,312,469 of net income, respectively. however our growth rate since 2008 may not be indicative of our future performance. We may not be able to achieve similar results or grow at the same rate as we did in the past. It is also difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the microcredit industry, may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital and increase our registered capital to support expansion of our loan and guarantee portfolios;
●	comply with any changes in the laws and regulations of the PRC or local province that may affect our lending operations;
●	expand our borrowers base;
●	maintain adequate control of default risks and expenses allowing us to realize anticipated revenue growth;
●	implement our customer development, risk management and acquisition strategies and adapt and modify them as needed;
●	integrate any future acquisitions; and
●
anticipate and adapt to changing conditions in the Chinese lending industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies have delayed us from using the entire proceeds from our initial public offering to increase the registered capital of Wujiang Luxiang.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by MOFCOM, or its local counterparts. The majority of the net proceeds from our initial public offering completed in August 2013, approximately $7 million,  is intended to increase the registered capital of Wujiang Luxiang and therefore its corresponding lending and guarantee capacity.  Approximately $5.6 million of the net proceeds have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. An additional $1.4 million will be transferred from WFOE to Wujiang Luxiang in the next few weeks to further increase its registered capital. $1.5 million of the proceeds was initially transferred to WFOE to be used for the registered capital requirements of WFOE. Due to the subsequent reduction of WFOE's registered capital requirement from $10 million to $100,000, $100,000 will remain at WFOE to satisfy its new registered capital requirement and the remaining $1.4 million will be used to further increase the registered capital of Wujiang Luxiang. The delay in receiving the approval to use the $1.4 million from our initial pubic offering to increase Wujiang Luxiang’s registered capital, currently prevents us from further expanding Wujiang Luxiang’s business.

Our current operations in China are geographically limited to the city of Wujiang.

In accordance with the PRC state and provincial laws and regulations with regard to microcredit companies, we are not allowed to make loans and provide guarantees to businesses and individuals located outside of the city of Wujiang.  Our future growth opportunities depend on the growth and stability of the economy in the city of Wujiang. A downturn in the local economy or the implementation of local policies unfavorable to SMEs may cause a decrease in the demand for our loan or guarantee services and may negatively affect borrowers’ ability to repay their loans on a timely basis, both of which could have a negative impact on our profitability and business.

If the Jiangsu government subsidy we currently receive from the Jiangsu government for loans to farmers is not renewed, we would suffer a loss of revenues.

Pursuant to certain Jiangsu government policies on promotion of rural economic reform, the interest on loans to farmers is subsidized by the government. Therefore, we charge the farmers at an interest rate lower than that of loans to SME’s. A portion of the difference between the lower rate charged to farmers and the rate charged to SME’s is remitted to us annually by the Jiangsu government as a government subsidy.  We also received other types of government subsidies from Jiangsu government which are, among other things, intended to incentivize microcredit companies to establish and maintain strict financial operation systems. Applicants for these subsidies are required to apply for such subsidies annually.  The standards for granting this subsidy is presently flexible and the number of applicants applying for such subsidies varies from year to year. In addition, the amount of funds which will be available for the Jiangsu government to use for these government subsidies each year is uncertain and depend on the needs of microeconomic development of Jiangsu province, the government’s budget and other factors.   In the event our application for such subsidy in the future is not granted or the funds we receive are reduced, we would suffer loss of revenues.

Changes in the interest rates and spread could have a negative impact on our revenues and results of operations.

Our revenues and financial condition are primarily dependent on interest income, which is the difference between interest earned from loans we provide and interest paid to the lines of credit we obtain from other financial institutions.  A narrowing interest rate spread could adversely affect our earnings and financial conditions.  If we are not able to control our funding costs or adjust our lending interest rate in a timely manner, our interest margin will decline. In addition, the interest rates we charge to the borrowers in our direct loan business are linked to the PBOC benchmark interest rate (the “PBOC Benchmark Rate”).  The PBOC Benchmark Rate may fluctuate significantly due to changes in the PRC government’s monetary policy.  Due to the restriction that our interest rate cannot be higher than three times the PBOC Benchmark Rate pursuant to certain Jiangsu banking regulations released in October 2012, if we have to reduce the interest rate we charge the borrowers to reflect the decrease of the PBOC Benchmark Rate, our interest rate spread will be negatively affected.

As a microcredit company, our business is subject to greater credit risks than larger lenders, which could adversely affect our results of operations.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay the outstanding loans balances in our direct loan business or that we may not recover the full amount of the payment we made to the lender in our guarantee business. As a microcredit company, we extend credits to SMEs, farmer and individuals.  These borrowers generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have fewer financial resources to weather a downturn in the economy.  Such borrowers may expose us to greater credit risks than lenders lending to larger, better-capitalized state-owned businesses with longer operating histories.  Conditions such as inflation, economic downturn, local policy change, adjustment of industrial structure and other factors beyond our control may increase our credit risk more than such events would affect larger lenders. In addition, since we are only permitted to provide financial services to borrowers located in the city of Wujiang, our ability to geographically diversify our economic risks is limited by the local markets and economies.  Also, decreases in local real estate value could adversely affect the values of the real property used as collateral in our direct loan and guarantee business.  Such adverse changes in the local economy may have a negative impact on the ability of borrowers to repay their loans and the value of our collateral and our results of operations and financial condition may be adversely affected.

Our allowance for loan losses may not be sufficient to absorb future losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Our risk assessment procedure uses historical information to estimate any potential losses based on our experience, judgment, and expectations regarding our borrowers and the economic environment in which we and our borrowers operate. The allowance for both loan losses and guarantee services were estimated based on 1% of the quarterly outstanding loan and guarantee portfolio balances. We believe we are required to establish an allowance for loan losses pursuant to “The Guidance on Provisioning for Loan Losses” (the “Provision Guidance”) issued by PBOC and “Financial Practices of Rural Microcredit Companies of Jiangsu Province Pilot” (the “Jiangsu Financial Practices”) issued by Finance Office of Jiangsu Province in 2009. However, our implementation of the measurements set forth in the Provision Guidance and the Jiangsu Financial Practices, especially the Five-Tier approach in making the specific reserve, may be deemed not in compliance with the applicable banking regulations. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Increase to the allowance for loan losses will cause our net income to decrease.

Our business is subject to fluctuations based on local economic conditions. These fluctuations are neither predictable nor within our control and may have a material adverse impact on our operations and financial condition.  We may decide to increase our allowance for loan losses in light of the lack of clarity in the applicable banking regulations with regard to microcredit companies.  The regulatory authority may also require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of our management.  Any increase in the allowance for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Currently, our primary business activities include offering direct loans and providing guarantee services to our customers. If we are unable to maintain and grow the operating revenues from our business or develop additional revenue streams, our future revenues and earnings are not likely to grow and could decline. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

Competition in the microcredit industry is growing and could cause us to lose market share and revenues in the future.

We believe that the microcredit industry is an emerging market in China.  We may face growing competition in the microcredit industry and we believe that the microcredit market is becoming more competitive as this industry matures and begins to consolidate. We currently compete with traditional financial institutions, other microcredit companies, and some cash-rich state-owned companies or individuals that lend to SMEs. Some of our competitors have larger and more established borrower bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby adversely affecting our earnings and potential for growth.

Our business depends on the continuing efforts of Mr. Qin and other members of our management. If we lose their services, our business may be severely disrupted.

Our business operations depend on the continuing efforts of Mr. Qin and other members of our management. If one or more of our management were unable or unwilling to continue their employment with us, we might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, members of our management team may join a competitor or form a competing company. We may not be able to successfully enforce any contractual rights we have with our management team, in particular in China, where all of these individuals reside and where our business is operated through Wujiang Luxiang through various VIE Agreements. As a result, our business may be negatively affected due to the loss of one or more members of our management.

We require highly qualified personnel and if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and our management will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled personnel is significant in China. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

We have no insurance coverage for our lending or guarantee business or our bank accounts, which could expose us to significant costs and business disruption.

Risks associated with our business and operations include, but are not limited to, borrowers' failure to repay the outstanding principal and interest when due and our loss reserve is not sufficient cover such failure, losses of key personnel, business interruption due to power shortages or network failure, and risks posed by natural disasters including storms, floods and earthquakes, any of which may result in significant costs or business disruption. We do not maintain any credit insurance, business interruption insurance, general third-party liability insurance, nor do we maintain key-man life insurance or any other insurance coverage except the mandatory social insurance for the employees of Wujiang Luxiang. If we incur any loss that is not covered by our loss reserve, our business, financial condition and results of operations could be materially and adversely affected.

We maintain our cash with various banks. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we could lose the cash on deposit with that particular bank or trust company.

Risks Relating to Our Financial Leasing Business

In the event we are not able to consummate the Secondary Offering or raise sufficient proceeds from the Secondary Offering, our business plan for the financial leasing business may be negatively affected.

In the event that we are not able to consummate the Secondary Offering or raise sufficient proceeds from the Secondary Offering, we will have to raise the required capital via a private offering or other forms of financing or use cash generated from our direct lending and guarantee operations to fund PFL’s operations.  There is no assurance that we will be able to raise the required capital on terms acceptable to us, or at all.  Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or the existing shareholders. If we are unable to secure the required capital for our financial leasing business, we may be required to change or put off our financial leasing operations.

We have not generated any revenue from our financial leasing operations as of now and our financial leasing business plan may not be executed as planned.

We are currently at the initial stage of developing our financial leasing business. To date, we have not generated any revenue for our financial leasing operations. The success of our financial leasing operations will highly depend upon our ability to successfully develop and market our financial leasing services to the targeted customers. We may not be able to develop our financial leasing business as planned and generate revenues. The revenue and income potential of our proposed financial leasing business is unproven and the lack of operating history makes it difficult to evaluate the future prospects of this business.

We have no experience in the equipment leasing and financing business and our knowledge of the Chinese financial leasing market is limited.

None of the PFL management has any prior experience in the operation or management of equipment financing and leasing. Our knowledge of the Chinese financial leasing industry and market is very limited. Our perception of the potential customers’ needs and their acceptance of our financial leasing services may not be accurate. We may not be able to work with equipment providers to successfully purchase qualified equipment identified by our customers on terms acceptable to us. We may not be able to establish sound financial modeling in the calculation of the interest rate and residual value. Such inexperience and lack of active knowledge may lead to failure of our financial leasing business.

Lack of knowledge of financial leasing benefits among potential customers may make it difficult for us to market our services.

Currently, a high proportion of Chinese management, especially management of SMEs, still perceive leasing companies as a “second-class bank”, and very few recognize the flexibility and benefits that financial leasing provides. We may need to invest a tremendous amount of time and effort toward lease education so that potential customers can fully appreciate the flexibility leasing offers to deploy their assets. Failure in such education may make it difficult for us to market our financial leasing services.

A protracted economic downturn may cause an increase in defaults under our leases and lower demand for the commercial equipment we lease.

A protracted economic downturn, similar to the one China experienced in recent years, could result in a decline in the demand for some of the types of equipment or services we finance, which could lead to a decline in originations. A protracted economic downturn may slow the development and continued operation of small commercial businesses, which is one of the primary markets for the commercial equipment leased by us. In addition, a protracted downturn could result in an increase in delinquencies and defaults by our lessees and other obligors, which could have an adverse effect on our cash flow and earnings. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for lease credit losses may prove to be inadequate to cover future credit losses.

We will maintain an allowance for credit losses on our leases, at an amount we believe is sufficient to provide adequate protection against losses on the leases. We cannot be sure that our allowance for credit losses will be adequate over time to cover losses caused by adverse economic factors, or unfavorable events affecting specific leases, industries or geographic areas. Losses in excess of our allowance for credit losses may have a material adverse effect on our business, financial condition and results of operations.

We are vulnerable to changes in the demand for the types of equipment we plan on leasing or price reductions in such equipment.

Our leasing portfolio will be comprised of a wide variety of equipment including, but not limited to, public transportation vehicles such as subway cars, trains, buses, medical equipment, equipment used in textile production and agricultural equipment. Reduced demand for financing of the types of equipment we lease could adversely affect our lease origination volume, which in turn could have a material adverse effect on our business, financial condition and results of operations. Technological advances may lead to a decrease in the price of these types of equipment and a consequent decline in the need for financing of such equipment. These changes could reduce the need for outside financing sources that would reduce our lease financing opportunities and origination volume in such products. In the event that demand for financing the types of equipment that we lease declines, we will need to expand our efforts to provide lease financing for other products.

We may face growing competition, which could cause us to lower our lease rates, hurt our origination volume and strategic position and adversely affect our financial results.

The Chinese financial leasing industry is becoming competitive in recent years. We will compete for customers with a number of international, national, regional and local banks and finance companies and financial leasing companies. Our competitors also include equipment manufacturers that lease or finance the sale of their own products. Our competitors include larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than us, including lower cost of funds and access to capital markets and other funding sources which may be unavailable to us. If a competitor was to lower its lease rates, we could be forced to follow such trend or be unable to retain origination volume, either of which would have a material adverse effect on our business, financial condition and results of operations.

If PFL were to lose key personnel, its operating results may suffer.

The success of our financial leasing business depends to a large extent upon the abilities and continued efforts of Mr. Huichun Qin, President and Chief Executive Officer of CCC, and Mr. Baisheng Zhao, PFL’s General Manager, and our other senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on the development and success of our financial leasing business.

Recently proposed accounting changes may negatively impact the demand for equipment leases.

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012, joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the “Boards”) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards issued revised exposure draft in May 2013, with a 120-day comment period. As part of the deliberation process, the Boards reviewed nearly 800 comment letters and held public roundtable meetings and preparer workshops. A key issue raised by stakeholders in this process was the front-loading of expense recognition for lessees in the proposal. The Boards have tentatively agreed to change the expense recognition pattern and income statement presentation for certain leases. If these accounting changes are adopted in a form that makes equipment leasing less attractive to small business owners, it could result in a reduction in the demand for equipment leases, and could have an adverse effect on our results of operations and financial condition.

Risks Relating to Doing Business in China

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by MOFCOM, or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital to increase contributions to our PRC subsidiaries may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

A slowdown of the Chinese economy or adverse changes in economic and political policies of the PRC government could negatively impact China’s overall economic growth, which could materially adversely affect our business.

We are a holding company and all of our operations are entirely conducted in the PRC.  Although the PRC economy has grown in recent years, such growth may not continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our direct lending, guarantee and financial leasing services and may have a materially advserse affect on our business.

China’s economy differs from the economies of most other countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and government control of foreign exchange and the allocation of resources. While the PRC economy has grown significantly over the past few decades, this growth has remained uneven across different periods, regions and economic sectors.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any actions and policies adopted by the PRC government could negatively impact the Chinese economy, which could materially adversely affect our business.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  However, the government of the PRC may not continue to pursue these policies, or may significantly alter these policies from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China.  Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Our microcredit business is subject to extensive regulation and supervision by state, provincial and local government authorities, which may interfere with the way we conduct our business and may negatively impact our financial results.

We are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to our loan and guarantee operations, capital structure, allowance for loan losses, among other things, as set out in the section “Business - Applicable Government Regulations” on page 21 of this report. These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments while enforced by different local authorities in the city of Wujiang. In addition, it is not clear whether microcredit companies are subject to certain banking regulations the state-owned and commercial banks are subject to, including the regulation with regard to loan loss reserves. Therefore the interpretation and implementation of such laws, rules and regulations may not be clear and occasionally we have to depend on oral inquiries with local government authorities. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, our business activities and growth may be adversely affected if we do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from ours taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If we were found to be not in compliance with these laws and regulations, we may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse affect on our business operation and profitability.

Lack of financial leasing regulations could negatively impact our business.

Currently, there is no uniform equipment title registration process and system in China, as each municipality adopts different procedures. The pending China Financial Leasing Law is expected to unify the registration procedures and protect the lessor against a “good-faith” third-party claim if the leased assets are registered in the lessor’s name.  In the absence of such central title registration system, the lessors’ ownership interest on the leased equipment may be threatened.  Loss of ownership to the leased equipment will have a negative effect on our financial position.

We may be subject to administrative sanctions in the event the extension we obtained on contribution of PFL’s registered capital is reversed or determined to be not effective or if we are not able to contribute the remainder of the registered capital as required.

Pursuant to Foreign Wholly-Owned Enterprise Law and relevant implementation rules, 15% of the U.S. $50 million registered capital of PFL is required to be contributed within initial three months of PFL obtaining its business license on September 5, 2013 and the remainder to be contributed within two years after the business license is granted.  We did not make any contributions within the three month period since we expected to fund such contribution with the proceeds from the Secondary Offering. Based on our oral inquiries with the local Commission of Commerce of Wujiang, we were told that the required initial installment will be reduced to 10% in 2014 and that the competent authority would refrain from taking specific administrative measures against us once the first installment of capital contribution is paid. In addition, we were told by Wujiang Economic and Technological Development Zone (“WETDZ”), where PFL is incorporated and located, that there will be no penalty for the delayed contribution of the first installment of the registered capital. In the event the orally granted extension or the advice we received from WETDZ is reversed or found to be not valid by a relevant authority, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time.  We will contribute all of the net proceeds raised in the Secondary Offering to the registered capital requirement of PFL. However, there can be no assurance that the Secondary Offering shall be consummated.

In addition, the new PRC Company Law that become effective on March 1, 2014, radically changed the registered capital requirements, including deleting the requirement to contribute the registered capital within certain time frames. However, it is unclear whether PFL will be subject to the loosened registered capital requirements under the new PRC Company Law and, as a result, be exempted from contributing the remainder of the registered capital within two years after the business license is granted.  If it is later determined that PFL cannot enjoy the loosened registered capital requirement set forth in the new Company Law, we would have to contribute 85% of the then registered capital of PFL prior to September 4, 2015. In the event we are not able to make such contribution, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time.

Stockholders may face difficulties in protecting their interests and exercising their rights as a stockholder of CCC since we conduct substantially all of our operations in China, and almost all of our officers and directors reside outside the United States.

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through Wujiang Luxiang, our consolidated VIE in China and PFL. All of our current officers and almost all of our proposed directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. It may be difficult for the stockholders to conduct due diligence on the Company or such directors in your election of the directors and attend shareholders meeting if the meeting is held in China. We plan to have one shareholder meeting each year at a location to be determined, potentially alternating between United States and China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the United States.

Stockholders may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon United States laws, including the federal securities laws or other foreign laws against us or our management.

Substantially all of our operations are conducted in China, and all of our assets are located in China. A majority of our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, Dacheng Law Firm, our counsel as to PRC law, has advised us that it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

Dacheng Law Firm has further advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws, national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Dacheng Law Firm has also advised us that in the event that shareholders originate an action against a company without domicile in China for disputes related to contracts or other property interests, the PRC courts may accept a course of action if (a) the disputed contract was concluded or performed in the PRC, or the disputed subject matter is located in the PRC, (b) the company (as defendant) has properties that can be seized within the PRC, (c) the company has a representative organization within the PRC, (d) the parties choose to submit to jurisdiction of the PRC courts in the contract, or (e) the contract is executed or performed within the PRC. The action may be initiated by the shareholder through filing a complaint with the PRC courts. The PRC courts will determine whether to accept the complaint in accordance with the PRC Civil Procedures Law. The shareholder may participate in the action by itself or entrust any other person or PRC legal counsel to participate on behalf of such shareholder. Foreign citizens and companies will have the same right as PRC citizens and companies in an action unless such foreign country restricts the rights of PRC citizens and companies.

We may have difficulty in establishing adequate management and financial controls in China.

The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the U.S. are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are required of a U.S. public company.  If we cannot establish such controls, or if we are unable to collect the financial data required for the preparation of our financial statements, or if we are unable to keep our books and accounts in accordance with the U.S. accounting standards for business, we may not be able to continue to file required reports with the SEC, which would likely have a material adverse affect on the performance of our shares of common stock.

WFOE’s ability to pay dividends to us may be restricted due to foreign exchange control and other regulations of China.

As an offshore holding company, we may rely principally on dividends from our subsidiaries in China, WFOE and PFL, for our cash requirements. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Furthermore, WFOE’s and PFL’s ability to pay dividends may be restricted due to foreign exchange control policies and the availability of its cash balance. Substantially all of our operations are conducted in China and all of our revenue received, by WFOE through VIE arrangement and by PFL, are denominated in RMB. RMB is subject to exchange control regulation in China, and, as a result, WFOE and PFL may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. dollars.

The lack of dividends or other payments from WFOE may limit our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund, and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from WFOE or PFL, our liquidity and financial condition will be materially and adversely affected.

There is uncertainty in the preferential tax treatment we currently enjoy and financial subsidy commitment we expect to enjoy. Any change in the preferential tax treatment we currently enjoy in the PRC may materially adversely impact our net income.

Effective January 1, 2008, the New Enterprise Income Tax Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform income tax rate of 25%. While the New Enterprise Income Tax Law equalizes the income tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. Pursuant to the Jiangsu Document No. 132 issued in November 2009, microcredit companies in Jiangsu Province are subject to a preferential tax rate of 12.5%. As a result, Wujiang Luxiang has been subject to the preferential income tax rate of 12.5% since its inception in 2008. The taxation practice implemented by the tax authority governing our business from 2008 through 2011 was that we paid enterprise income taxes at a rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority within five (5) months after December 31, the tax authority refunded us the excess enterprise income taxes we paid beyond the rate of 12.5% in tax credit. In 2013and 2012 the tax authority allowed us to pay enterprise income tax, on a monthly basis, at 12.5% for our income generated from our direct loan business and at 25% for income generated from our guarantee business. During the twelve month period ended December 31, 2013, we paid an aggregate $2,191,329 for income tax. We expect to receive a refund of $985,332 prior to May 31, 2014.  The refund is the difference between actual income tax prepayment, which is made at 25% for income generated from both our direct loan business and our guarantee business, and the income tax expense, which is calculated at 12.5% for direct loan and 25% for our guarantee business. In addition, Wujiang Luxiang has been subject to business tax at the preferential rate of 3% since its inception in 2008.

In April 2012 Wujiang Luxiang received a notice from local tax authority, informing us that only income generated from Wujiang Luxiang’s direct loan business was qualified to enjoy a preferential income tax rate of 12.5% and business tax of 3% under the Jiangsu Document No. 132, but its taxable income arising from Wujiang’s other business such as the guarantee business was still subject to a standard tax rate of 25% for income tax and 5% for business tax. The local tax authority required Wujiang Luxiang to implement the above-mentioned policy starting with the tax filing for 2011 which was filed in April 2012, and the policy applies to all years thereafter.  The impact of the changed policy on the income tax provision on the issued financial statements of 2011 was $225,445.  However, we believe the underpayment was comparatively minimal as it only accounted for less than 3% of net income of 2011, thus it recorded the underpayment of $225,445 in the financial statements for financial year of 2012. There was no underpayment penalty assessed. Furthermore, such tax policy change may be applied retroactively to financial year of 2008, 2009 and 2010.  Although we have not received any notice from local tax authority to request Wujiang Luxiang to make any underpayment with surcharge, there is no assurance that the local tax authority will not do so in the future.

There is a risk that the competent tax authority may decide that Wujiang Luxiang will not be eligible for the preferential tax rates for the direct loan business in the future. Moreover, the PRC government could eliminate any of these preferential tax treatments before their scheduled expiration. Expiration, reduction or elimination of such preferential tax treatments will increase our income tax expenses and in turn decrease our net income.

There is uncertainty in the policy at the state and provincial levels as to how the direct loan and guarantee businesses carried out by the microcredit companies shall be treated with regard to income tax and business tax.   If the tax authority determines that the income tax, business tax or other applicable tax we previously paid were less than what was required, we may be requested to make payment for the overdue tax and interest on the overdue payment.

In addition, pursuant to an agreement PFL has with the Wujiang Economic and Technological Development Zone (“WETDZ”), PFL expects to receive from a financial award equal to 100% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the first five years following the date of its establishment, and will further receive a financial award equal to 50% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the following five years. PFL will receive a science and technology financial award from the WETDZ for up to approximately $325,000 (RMB 2 million) to be paid pro rata according to the actually contributed registered capital.  In the event that the central government promulgates laws or regulations that expressly prohibit local governments from providing financial subsidies for enterprises’ income tax payment obligation, this agreement with WETDZ may be rendered illegal and/or unenforceable and therefore PFL’s business plan may be negatively affected.

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and acquisition and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the "SAT"), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income. If we are considered a resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

Fluctuations in the foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

The value of the RMB against the U.S. dollar and other currencies may fluctuate. Exchange rates are affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over three years. From July 2008 until June 2010, however, the RMB traded stably within a narrow range against the U.S. dollar. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the RMB against foreign currencies. On June 20, 2010, the PBOC announced that the PRC government would reform the RMB exchange rate regime and increase the flexibility of the exchange rate. We cannot predict how this new policy will impact the RMB exchange rate.

Our revenues and costs are mostly denominated in the RMB, and a significant portion of our financial assets are also denominated in the RMB. Any significant fluctuations in the exchange rate between the RMB and the U.S. dollar may materially adversely affect our cash flows, revenues, earnings and financial position, and the amount of and any dividends we may pay on our common stock in U.S. dollars. In addition, fluctuations in the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Future inflation in China may inhibit economic activity and adversely affect our operations.

The Chinese economy has experienced periods of rapid expansion in recent years which can lead to high rates of inflation or deflation.  This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China.  Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect our business operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

Further, if the business of any target company that we seek to acquire falls into the scope of security review, we may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual arrangement. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Relevant Operating Issues concerning Administration Improvement of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 142, on August 29, 2008. Its subsequent Supplementary Notice on Issues Relating to the Improvement of Business Operations over Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises was promulgated by SAFE on July 18, 2011. Under Circular 142, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments in the PRC. In addition, foreign-invested companies may not change how they use such capital without SAFE’s approval, and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans according to the loan agreement. Furthermore, SAFE promulgated a circular on November 19, 2012, or Circular 59, which requires the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in the offering documents. Circular 142 and Circular 59 may significantly limit our ability to effectively use the proceeds from future financing activities as the WFOE may not convert the funds received from us in foreign currencies into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding Company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  Our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Recent SEC’s administrative proceedings against the China affiliates of the five multi-national accounting firms may lead to the deregistering of Chinese accounting firms by the PCAOB, which may affect our ability to engage qualified independent auditors.

The SEC recently commenced administrative proceedings against BDO China Dahua Co. Ltd., Deloitte Touche Tohmatsu Certified Public Accountants Ltd., Ernst & Young Hua Ming LLP, KPMG Huazhen (Special General Fund) and PricewaterhouseCoopers Zhong Tian CPAs Limited for refusing to produce audit work papers and other documents related to PRC-based companies under investigation by the SEC for potential accounting fraud against U.S. investors.  The SEC has launched an initiative to address concerns arising from reverse mergers and foreign issuers.  The SEC charged these accounting firms with violations of the Securities Exchange Act and the Sarbanes-Oxley Act, which requires foreign public accounting firms to provide, upon the request of the SEC, audit work papers involving any company trading on U.S. markets.  Under PRC law, auditors are not permitted to hand over audit work papers as books and records of Chinese companies are afforded protection of secrecy laws.   We are not in a position to assess the outcome or ramifications of these ongoing proceedings and investigations.  Unless the PRC government changes its secrecy laws, there are risks that the Public Company Accounting Oversight Board (“PCAOB”) may deregister Chinese accounting firms whose audit work papers the PCAOB cannot inspect and such deregistering of Chinese accounting firms by the PCAOB would, in turn, make it difficult for us to engage qualified independent auditors.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations  and our reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

Our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC filings and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of our company, our SEC reports, other filings or any of our other public pronouncements.

  Risks Related to Our Corporate Structure

We conduct our lending and guarantee business through Wujiang Luxiang and our peer-to-peer portal business through Pride Online, by means of contractual arrangements. If the PRC courts or administrative authorities determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between WFOE and each of Wujiang Luxiang and Pride Online. Although we have been advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Wujiang Luxiang, Pride Online and their respective shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People's Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If WFOE, Wujiang Luxiang, Pride Online or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or WFOE, Pride Online or Wujiang Luxiang fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of WFOE, Pride Online or Wujiang Luxiang;

●	discontinuing or restricting the operations of WFOE, Pride Online or Wujiang Luxiang;

●	imposing conditions or requirements with which we, WFOE, Pride Online or Wujiang Luxiang may not be able to comply;

●	requiring us, WFOE, Pride Online or Wujiang Luxiang to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Wujiang Luxiang or Pride Online are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Wujiang Luxiang or Pride Online, revoking the business licenses or operating licenses of Wujiang Luxiang or Pride Online, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from overseas financings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Wujiang Luxiang may not be effective in providing control over Wujiang Luxiang.

All of our current revenue and net income is derived from Wujiang Luxiang. According to our inquiries with Jiangsu provincial authorities, provincial direct foreign controlling equity ownership in for-profit companies engaged in rural microcredit services in Jiangsu Province has never been approved and such position will not change in the foreseeable future.  Therefore, we do not intend to have an equity ownership interest in Wujiang Luxiang but rely on contractual arrangements with Wujiang Luxiang to control and operate its business.   However, these contractual arrangements may not be effective in providing us with the necessary control over Wujiang Luxiang and its operations.  Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Wujiang Luxiang, which will result in a significant loss in the value of an investment in our company. Because of the practical restrictions on direct foreign equity ownership imposed by the Jiangsu provincial government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of Wujiang Luxiang, which exposes us to the risk of potential breach of contract by the shareholders of Wujiang Luxiang. In addition, as Wujiang Luxiang is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, the SAT, the State Administration for Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rules"), which took effect as of September 8, 2006, and as amended on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to our corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of our share exchange transaction because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC will not deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, or that prior MOFCOM or CSRC approval is required for overseas financing. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with WFOE’s control of Wujiang Luxiang through contractual arrangements.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/or the VIE arrangements between WFOE and Wujiang Luxiang, or if prior CSRC approval for overseas financings is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, Wujiang Luxiang’s ability to remit its profits to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles ("Circular No. 75"), issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents, and may affect any offshore acquisitions that we make in the future.

SAFE Circular No. 75 requires PRC residents, including both PRC legal person residents and/or natural person residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of equity financing with assets or equities of PRC companies, referred to in the notice as an "offshore special purpose company." In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to update his registration with the relevant SAFE branches, with respect to that offshore company, in connection with any material change involving an increase or decrease of capital, transfer or swap of shares, merger, division, equity or debt investment or creation of any security interest. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiary under PRC laws for evasion of applicable foreign exchange restrictions.

In addition to the disclosure obligation, the PRC onshore subsidiaries indirectly invested by a PRC resident through that offshore company are required to coordinate and supervise the filing of SAFE registrations by the offshore company's shareholders who are PRC residents in a timely manner. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, such PRC resident will be subject to administrative penalties under PRC foreign administration regulations, including fines.

            Although we have requested our PRC shareholders to complete the SAFE Circular No. 75 registration, we cannot be certain that all of our PRC resident beneficial owners will comply with the SAFE regulations. The failure or inability of our PRC shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, prevent us from transferring the net proceeds of overseas financings or making other capital injection into our PRC affiliates, limit our PRC affiliates' ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

Under Notice of the SAFE on Issues Related to Foreign Exchange Administration in Domestic Individual’s Participation in Equity Incentive Plans of Companies listed Aboard (Hui Fa (2012) No. 7), issued and effective as of February 15, 2012 by SAFE ("Circular No. 7"), SAFE requires PRC residents who are granted shares or share options by an overseas-listed company under such company’s employee share option or share incentive plan, through such company’s PRC subsidiary or branch located in the PRC, any other PRC entity that is under control of such company or other qualified PRC agents, or collectively the PRC agent, to register with SAFE and complete certain other procedures related to the share option or other share incentive plan and to open a special foreign currency account and to use such account to pay for funds required for exercising the option and to receive overseas share sale proceeds in foreign exchange and to distribute such proceeds to relevant employees in U.S. dollars or in RMB after conversion. More specifically, the PRC agent can also apply for the annual quota of currency conversion to convert overseas share sale proceeds in U.S. dollars into RMB. In addition, an offshore entity must be appointed to act as trustee to handle share transfer transactions or option exercises relating to the share option or other share incentive plan. We believe that all of our PRC employees who are granted share options are subject to Circular No. 7. If we grant our PRC employees stock options, we will request our PRC management, personnel, directors and employees who are to be granted stock options to register them with local SAFE pursuant to Circular No. 7. However, each of these individuals may not successfully comply with all the required procedures above. If we or our PRC security holders fail to comply with these regulations, we or our PRC security holders may be subject to fines and legal sanctions. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion and we may become subject to a more stringent review and approval process with respect to our foreign exchange activities.

Our agreements with Wujiang Luxiang are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

As all of our contractual arrangements with Wujiang Luxiang are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Wujiang Luxiang, and our ability to conduct our business may be materially and adversely affected.

The Wujiang Shareholders have potential conflicts of interest with us, which may adversely affect our business.

All ultimate individual shareholders of the 11 Chinese entities and Mr. Huichun Qin, which collectively own 100% of Wujiang Luxiang’s outstanding equity interests, or their representatives,  are beneficial owners of shares of common stock of CCC through their BVI entities. Equity interests held by each of these shareholders in CCC is less than its interest in Wujiang Luxiang as a result of our introduction of outside investors as shareholders of CCC. In addition, such shareholders’ equity interest in our company will be further diluted as a result of the Secondary Offering as well as any future offering of equity securities. As a result, conflicts of interest may arise as a result of such dual shareholding and governance structure.

If such conflicts arise, these shareholders may not act in our best interests and such conflicts of interest may not be resolved in our favor. In addition, these shareholders may breach or cause Wujiang Luxiang to breach or refuse to renew the VIE Agreements that allow us to exercise effective control over Wujiang Luxiang and to receive economic benefits from Wujiang Luxiang. Delaware law provides that directors owe a fiduciary duty to a company, which requires them to act in good faith and in the best interests of the company and not to use their positions for personal gain. If Huichun Qin, who is one of the shareholders of Wujiang Luxiang and the Chairman of the Board of our company, does not comply with his fiduciary duties to us as a director, or if we cannot resolve any conflicts of interest or disputes between us and such shareholders or any future beneficial owners of Wujiang Luxiang, we would have to rely on arbitral or legal proceedings to remedy the situation. Such arbitral and legal proceedings may cost us substantial financial and other resources and result in disruption of our business, the outcome of which may adversely affect the Company.

If Wujiang Luxiang, Pride Online or PFL fail to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and the foreign investment in the lending industry is restricted by local authorities. Numerous regulatory authorities of the central PRC government, provincial  and local authorities are empowered to issue and implement regulations governing various aspects of the lending industry. Foreign investment in the financial leasing industry is also subject to foreign investment regulations. Each of Wujiang Luxiang, Pride Online and PFL are required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide their current services. These registered capital and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, Wujiang Luxiang, Pride Online and PFL may be required to obtain additional licenses. If we fail to obtain or maintain any of the required registered capital, licenses or approvals, our continued business operations in the lending, peer-to-peer portal and leasing industries may subject us to various penalties, such as confiscation of illegal net revenue, fines and the discontinuation or restriction of our operations. Any such disruption in the business operations of Wujiang Luxiang, PFL or Pride Online will materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Our Securities

Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock may be “thinly-traded”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  Broad or active public trading market for our common stock may not develop or be sustained.

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

•	the perception of U.S. investors and regulators of U.S. listed Chinese companies;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	negative publicity, studies or reports;
•	conditions in Chinese credit markets;
•	changes in the economic performance or market valuations of other microcredit companies;
•	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar; and
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements. Such reduced disclosure may make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we will elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital when we need to do it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404(b) and other provisions of the Sarbanes-Oxley Act, as well as Section 14 rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2014, the first fiscal year beginning after our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, after we cease to be an “emerging growth company,” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years. However,  if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following January 31. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Provisions in our By-laws and Delaware laws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our by-laws and Delaware laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification of our directors, officers and employees under Delaware law may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to us and our stockholders to the maximum extent permitted under the corporate laws of Delaware. We may also provide contractual indemnification obligations under agreements with our directors, officers and employees. These indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breach of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and our shareholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

Our principal executive offices are located at No. 1688 Yunli Road, Tongli, Wujiang, Jiangsu Province, China, where we lease approximately 18,040 square foot of office space.  The lease agreement we have with Wujiang Economic Zone Development Corporation was renewed and has a five-year term starting from October 1, 2013.  The average rent for the lease is approximately $21,000 per month. We do not own any real property or have any land use rights.

We believe that our current facility is adequate for our operations and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings.

We have not been involved in any material legal proceedings, other than the ordinary litigation incidental to our business.

There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder of more than five percent of our voting securities, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “CCCR”. Currently no public market exists for our warrants and we do not intend to apply for the listing of our warrants on any national securities exchange or other trading market.

Since the Company’s incorporation on December 19, 2011, we have issued 10,430,657 shares of our common stock. There are no outstanding options or warrants or securities that are convertible into shares of common stock, except for  the warrants to purchase an aggregate of 95,900 shares of common stock issued to the underwriters for our initial public offering consummated in August 2013, and their affiliates.

Holders

We had 104 holders of record of our common stock as of the date of this report.

Dividends

Wujiang Luxiang declared and paid dividends for the years of 2009, 2010 and 2011.  According to PRC laws and regulations, after-tax profit can be distributed after a portion of net income has been set aside to fund certain reserve funds. Neither we nor Wujiang Luxiang  declared or paid dividends in 2013 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by WFOE, we may not be able to pay dividends to our stockholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Item 6.	Selected Financial Data.

 The following selected condensed financial and operating data should be read together with CCC’s financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.  The selected financial data in this section are not intended to replace our financial statements and the related notes.  Our historical results are not necessarily indicative of our future results.

The selected condensed statement of operations and balance sheet data for the years ended December 31, 2013 and December 31, 2012 are derived from CCC’s audited financial statements.

	December 31,
	2013	2012
Selected Financial Condition Data:
Total assets	$113,003,448	$100,004,819
Cash	9,405,865	1,588,061
Restricted Cash	10,784,960	11,595,489
Loans receivable, net allowance for loan losses $1,375,948 and 857,813 for December 31, 2013 and December 31, 2012, respectively	88,827,465	84,923,480
Short-term bank loans	16,360,721	20,606,791
Deposits payable	9,659,362	9,428,061
Stockholders’ equity	$84,949,906	$67,249,079

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed micro credit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. Since our inception in October 2008, we have developed a large and growing number of borrowers in Wujiang City. As of December 31, 2013, we have built a $90.2 million portfolio of direct loans to 217 borrowers and a total of $59.7 million in loan guarantees for 77 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the year ended December 31, 2013, PFL did not have any operations except for initial organizational activities.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Pride Information Technology Co. Ltd. (“Pride Information”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin.   Pursuant to these contractual arrangements, WFOE will have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Information, including absolute control rights and the rights to the assets, property and revenue of Pride Information and as a result, approximately 100% of the net income of Pride Information will be paid as a service fee to WFOE.

Pride Information will be operating an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this Annual Report, Pride Information is in the beginning stage of testing the online portal and preparing for the launch of the portal and has not generated any revenue yet.

Key Factors Affecting Our Results of Operation

Our business and operating results are affected by China’s overall economic growth and market interest rate. Unfavorable changes could affect the demand for the services that we provide and could materially and adversely affect our results of operations. Our results of operations are also affected by the regulations and industry policies related to the microcredit industry in the PRC.

Due to changes in the applicable microcredit lending regulations in Jiangsu Province, starting August 2012 we elected to charge no more than three times the PBOC Benchmark Rate. Prior to August 2012, we were allowed to charge up to four times the PBOC Benchmark Rate. The decrease in the PBOC Benchmark Rate and the new restriction on the allowable points above PBOC Benchmark Rate have slowed our growth in net interest income.

Our results of operations are also affected by the provision for loan losses which is a noncash item and represents an assessment of the risk of future loan losses. Increases in the allowance for loan losses are achieved through provision for loan losses that are charged against net interest income.

Although we have generally benefited from China’s economic growth and the policies to encourage lending to farmers and SMEs, we are also affected by the complexity, uncertainties and changes in the PRC regulations governing the micro lending industry. Due to PRC legal restrictions on foreign equity ownership of and investment in the micro lending sector in China, we rely on contractual arrangements with Wujiang Luxiang, and its shareholders to conduct most of our current business in China.

Results of Operations

Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012

CHINA COMMERCIAL CREDIT, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended December 31,		Change
	2013	2012	$	%
Interest income
Interests and fees on loans	$12,223,803	$12,003,158	220,645	2%
Interests and fees on loans-related party	-	13,119	(13,119)	-100%
Interests on deposits with banks	220,820	272,782	(51,962)	-19%
Total interest and fees income	12,444,623	12,289,059	155,564	1%

Interest expense
Interest expense on short-term bank loans	(1,143,217)	(1,298,081)	154,864	-12%
Net interest income	11,301,406	10,990,978	310,428	3%

Provision for loan losses	(484,069)	(85,035)	(399,034)	469%
Net interest income after provision for loan losses	10,817,337	10,905,943	(88,606)	-1%

Commissions and fees on financial guarantee services	1,407,699	1,667,067	(259,368)	-16%
Over provision on financial guarantee services	316,039	13,714	302,325	2204%
Commission and fees on guarantee services, net	1,723,738	1,680,781	42,957	3%

Net Revenue	12,541,075	12,586,724	(45,649)	0%

Non-interest income
Government incentive	143,051	188,146	(45,095)	-24%
Other non-interest income	25,830	135,831	(110,001)	-81%
Total non-interest income	168,881	323,977	(155,096)	-48%

Non-interest expense
Salaries and employee surcharge	(1,047,589)	(1,052,199)	4,610	0%
Rental expenses	(259,748)	(254,921)	(4,827)	2%
Business taxes and surcharge	(499,075)	(472,216)	(26,859)	6%
Other operating expenses	(1,818,302)	(1,111,930)	(706,372)	64%
Total non-interest expense	(3,624,714)	(2,891,266)	(733,448)	25%

Income Before Taxes	9,085,242	10,019,435	(934,193)	-9%
Income tax expense	(1,380,272)	(1,706,966)	326,694	-19%

Net Income	7,704,970	8,312,469	(607,499)	-7%

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	(372,500)	-	(372,500)	<<-100%
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	(380,000)	-	(372,500)	<<-100%
Net income attributable to Common Stock shareholders	6,952,470	8,312,469	(1,359,999)	-16%

Earnings per Share- Basic and Diluted	0.808	1.044	(0.236)	-23%

Weighted Average Shares Outstanding-Basic and Diluted	9,535,161	7,960,662	1,574,499	20%

Net Income	7,704,970	8,312,469	(607,499)	-7%
Other comprehensive income
Foreign currency translation adjustment	2,280,218	471,501	1,808,717	384%
Comprehensive Income	$9,985,188	$8,783,970	1,201,218	14%

The Company’s net income for the year ended December 31, 2013 was $7,704,970, representing a decrease of $607,499 or 7%, from $8,312,469 for the year ended December 31, 2012. The decrease in net income for the year ended December 31, 2013 was the net effect of the changes in the following components:

•	an increase in net interest income of $310,428;

•	an increase in the provision for loan losses of $399,034;

•	an increase in net commission and fees on guarantee services of $42,957;

•	an increase in total non-interest expense of $733,448; and

•	an decrease in enterprise income tax of $326,694

The following paragraphs discuss changes in the components of net income in greater details during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income increased by $310,428, or 3% to $11,301,406 during the year ended December 31, 2013, compared to net interest income of $10,990,978 for the year ended December 31, 2012.

Despite of the decrease of the effective weighted average loan interest rate from 15.22% for the loan portfolio as of December 31, 2012 to 14.50% for the loan portfolio as of December 31, 2013, the interest income increased during the year ended December 31, 2013. This was primarily attributable to the expansion of the Company’s loan portfolio by $4.4 million from $85.8 million as of December 31, 2012 to $90.2 million as of December 31, 2013.

During the year ended December 31, 2013, we added 526 new loans and the average loan size was approximately $429,000, as compared to the year ended December 31, 2012, when we added 581 new loans with an average loan size of $365,000.

During the year ended December 31, 2013, we continued our effort to reduce related party transactions and accordingly the interest income from the loans to related party was reduced to zero from $13,119 during the year ended December 31, 2012.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits during the year ended December 31, 2013 which in turn generated interest income on deposits with banks of $220,820 as compared to $272,782 during the year ended December 31, 2012. The decrease was mainly due to the close of a restricted deposit account with a bank through which we provided guarantee services to our customers in April 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short term bank loans decreased by $154,864, or 12%. This was mainly caused by decrease of total bank borrowing balance by $4.25 million from $20.61 million as of December 31, 2012 to $16.36 million as of December 31, 2013. In both years ended December 31, 2013 and 2012, there was no interest expense related to the loans from related parties as a result of our effort to reduce related party transactions.

Provision for Loan Losses

The Company’s provision for loan losses were $484,069 and $85,035 for the year ended December 31, 2013 and 2012, respectively. Provision for loan losses increased as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the year ended December 31, 2013, certain loans in category of “special mention” were moved down to the “doubtful” and “loss” categories subject to the higher provision ratio of 50% and 100%, respectively. We have initiated several legal proceedings against customers with long over-due outstanding repayment obligations. In order to speed up the collection of past due loans, at the end of 2013, we engaged He-Partners Law Firm, the largest law firm in Suzhou City, to represent us in these legal proceedings.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging commissions and fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.62%-3.60% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $1,667,067 for the year ended December 31, 2012, to $1,407,699 for the year ended December 31, 2013, representing a decrease of $259,368, or 16%.

We reduced our current financial guarantee services in anticipation of starting a new form of guarantee business in April 2014. As we were rated AAA by the Finance Office of Jiangsu Province in October 2013, we are permitted to provide guarantee services to borrowers on an internet portal sponsored by Finance Office of Jiangsu Province and State Development Bank.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the past experience, the Company estimates the probable loss to be 1% of contract amount and reviews the provision on a quarterly basis. It has been determined that our guarantee business is sufficiently covered by the general provision, as such the Company’s provision for its guarantee business mainly reflects the fluctuation in the general provision for guarantee business as of each year end as compared to the previous year end.

Non-interest Expenses

Non-interest expenses increased from $2,891,266 for the year ended December 31, 2012 to $3,624,714 for the year ended December 31, 2013, representing an increase of $733,448 or 25%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase in other operating expenses of $706,372, or 64%. Other operating expenses were higher during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to an  increase in travel expenses of $140,370, an increase in legal and consulting expense of $114,097 and an increase in bank charges of $125,742.

Income Tax

Income taxes decreased from $1,706,966 for the year ended December 31, 2012 to $1,380,272 for the year ended December 31, 2013, representing a decrease of $326,694 or 19%. The decrease in income tax is mainly attributable to:

1)
a decrease of income before tax of $934,193 or 9%, from $10,019,435 for year ended December 31, 2012 to $9,085,242 for the year ended December 31, 2013. This resulted in a decrease of income tax expense of $84,056.

2)
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

We also keep the frequency of visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases and become “non-accrual” loans. Except for loans that are sufficiently secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.

We account for our impaired loans in accordance with U.S. GAAP. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for business and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateralized.

We allow a one-time loan extension with time duration up to the original loan term, which is usually within twelve months. In order to qualify, the borrower must be current with its interest payments. We do not grant concession to borrowers as the principal of the loan remains the same and interest rate is fixed at the current interest rate at the time of extension.

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and it is showing signs of slow-down. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee company.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $725,000 (or approximately RMB 4.5 million). We have also eliminated related party loans and extended more loans to agriculture related business since 2012.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are jointly liable for the past due amount. As of December 31, 2013, our business loan balance decreased by 11.32% as compared to that as of December 31, 2012 while personal loan increased by the 53.11%.

The following table sets forth the classification of loans receivable as of December 31, 2013 and 2012, respectively:

	December 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Business loans	$56,620,893	62.77%	$63,847,080	74.43%
Personal loans	33,582,520	37.23%	21,934,213	25.57%
Total Loans receivable, gross	$90,203,413		$85,781,293

Nonaccrual loans totaled $2.8 million, or 2.49% of total assets as of December 31, 2013, up from $1.7 million, or 1.70% of total assets, as of December 31, 2012. The allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans as of December 31, 2013. As of December 31, 2012, the allowance for loan losses was $0.86 million, representing 1.00% of loans receivable and 50.34% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012
Nonaccrual loans	$2,815,358	$1,703,879
Allowance for loan losses	$1,375,948	$857,813
Loans receivable	$90,203,413	$85,781,293
Total assets	$113,003,448	$100,004,819
Nonaccrual loans to loans receivable	3.12%	1.99%
Nonperforming assets to total assets	2.49%	1.70%
Allowance for loan losses to loans receivable	1.53%	1.00%
Allowance for loan losses to non-accrual loans	48.87%	50.34%

Liquidity and Capital Resources

Cash Flows and Capital Resources

To date, we have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans. As a result of our total cash activities, net cash increased from $1,588,061 as of December 31, 2012 to $9,405,865 as of December 31, 2013.

We require cash for working capital, making loans, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that our current working capital is sufficient to maintain our routine operations for the next twelve months without extraordinary business expansion.

However, as a micro-credit company regulated by the Chinese Banking Regulatory Commission, we are prohibited from providing saving or checking services to our customers and the amount we are allowed to finance through debt financing is limited at 50% of our net capital. Our currently available capital resources may not be sufficient to fund expected large-scale expansion of our direct lending and guarantee business and the anticipated financial leasing business..

In order to meet the capital needs for our anticipated business expansion, we may take the following actions: (1) continue to improve our collection of loan receivable and interest receivable; (2) if necessary, raise additional capital through equity financing. (3) enter into new, or refinance existing, short- and/or long term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our current shareholders. The incurrence of debt could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may be adversely affected.

In March 2014, approximately $5.6 million of the net proceeds raised in the initial public offering (“IPO”) have been contributed to the registered capital of Wujiang Luxiang.

Statement of Cash Flows

Cash was $9,405,865 and $1,588,061 as of December 31, 2013 and 2012, respectively.

The following table sets forth a summary of our cash flows for the year ended December 31, 2013 and 2012, respectively:

	For the Year Ended December 31,
	2013	2012

Net cash provided by operating activities	$6,605,544	$8,295,938
Net cash used in investing activities	$(1,691,001)	$(6,492,402)
Net cash provided by/ (used in) financing activities	$2,810,819	$(3,738,785)
Effects of exchange rate changes on cash	$92,442	$(26,334)
Net cash inflow/(outflow)	$7,817,804	$(1,961,583)

Net Cash Provided by Operating Activities

During the year ended December 31, 2013, we had positive cash flow from operating activities of $6,605,544, a decrease of $1,690,394 from the year ended December 31, 2012, during which we had cash flow from operating activities of $8,295,938. The net income for the year ended December 31, 2013 decreased by $607,499 as compared to the year ended December 31, 2012. The decrease in net cash provided by operating activities was the result of several factors, including:

•	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $399,034.

•	A decrease in cash flow due to over provision for financial guarantee increased by $302,325.

•
A decrease in cash flow due to the increase in changes in net tax receivable by $1,414,349. The change in net tax receivable as of December 31, 2013 was $830,477 as compared to the change in net tax receivable as of December 31, 2012 of $583,872. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% for the loan business and 25% for the guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $1,691,001, as compared to net cash used in investing activities of $6,492,402 for the year ended December 31, 2012. The cash used in investing activities for the year ended December 31, 2013 was mainly used for granting new loans and for making deposits in the banks for the guarantee service.

Net Cash Provided by/(Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 totaled $2,810,819, as compared to net cash used in financing activities of $3,738,785 for the year ended December 31, 2012. The cash provided by financing activities for the year ended December 31, 2013 was mainly attributable to net proceeds of $7,623,139 from our initial public offering, net proceeds of $55,404 from the issuance of preferred stock, proceeds from additional bank borrowings of $16,307,898, netting off against repayment of bank borrowings of $21,175,622.

Contractual Obligations

As of December 31, 2013, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments due by period
	Total	Less than 1 year	1-2 years	2-3years	More than 3 years
Contractual obligations:
Short term bank loans (1)	$16,360,721	$16,360,721	$-	$-	$-
Operating lease (2)	$1,250,376	$263,237	$263,237	$263,237	$460,665

	$17,611,097	$16,623,958	$263,237	$263,237	$460,665

(1)	The bank loans bear an average annual interest rate of 6%.

(2)
Our new lease for our office in Wujiang commenced on October 1, 2013 and will expire on September 30, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

Off-Balance Sheet Arrangements

We enter into financial guarantee contracts with bank lenders pursuant to which we provide guarantees on behalf of borrowers to help them obtain loans from banks. The aggregate contract amounts reflect the extent of involvement the Company has in the guarantee business and also represents the Company’s maximum exposure to credit loss.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. Financial instruments representing credit risk are as follows:

	December 31, 2013	December 31, 2012
Guarantee	$59,692,091	$86,360,524

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make judgments, estimates and assumptions that affect our reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the condensed financial statements. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our condensed financial statements and other disclosures included in this report.

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

•
Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

•
Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

•
Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.

Loans receivable, net

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of unearned income and allowance that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded as interests and fees on loans. The loans receivable portfolio consists of business loans and personal loans. The Company does not charge loan origination and commitment fees.

Allowance for loan losses and loan impairment

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment.

For the purpose of calculating portfolio-level reserves, we have grouped our loans into two portfolio segments: Business and Personal. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, value of collaterals and potentially a qualitative component based on management judgment.

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

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of December 31, 2013, the Company utilized Specific Reserve in the determination of the loan loss reserve as it is higher than the amount calculated based on the General Reserve.

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

Recently issued accounting standards

The FASB has issued ASU, No. 2014-02, Intangibles - Goodwill and Other (Topic 350): Accounting for Goodwill. This ASU permits a private company to subsequently amortize goodwill on a straight-line basis over a period of ten years, or less if the company demonstrates that another useful life is more appropriate. It also permits a private company to apply a simplified impairment model to goodwill. This ASU, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and to new goodwill recognized in annual periods beginning after December 15, 2014, and in interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this standard is not expected to have any impact on the Company’s financial position.

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of  Marcum Bernstein & Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-26 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were [effective/not effective] as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2011

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

In addition, this Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for emerging growth company filers such as us.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Huichun Qin	48	Chairman of the Board of Directors, Chief Executive Officer
Long Yi	36	Chief Financial Officer and Secretary
Jianmin Yin	63	Director
Jingen Ling	48	Director
Xiangdong Xiao	66	Director
John F. Levy	58	Director

Mr. Huichun Qin is one of founders of Wujiang Luxiang and has served as Chairman of our Board of Directors (the "Board") and the Chief Executive Officer of CCC since August 7, 2012. From 1981 to 2008, Mr. Huichun Qin worked at PBOC, where he served as deputy director of accounting and finance section from 2002 to 2006. From 2006 to 2008 Mr. Qin was the vice president of Wujiang Brach of PBOC, and at the same time he also served as a deputy director of Wujian State Administration of Foreign Exchange, where he was responsible for implementing a program relating to anti-money laundering management, in charge of management and monitoring local and foreign currency; foreign currency reserve and exchange, investigation, statistics, analysis and monitoring other financial institution in Wujiang area.  He received a bachelor degree from Southwest Tech University in Mianyang, China.  Mr. Qin’s extensive experience in the banking industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company since its inception make him well-qualified in the Board’s opinion to serve as our CEO and Chairman of the Board.

Mr. Long Yi was appointed as the Chief Financial Officer and Secretary of CCC on January 1, 2013. Prior to joining CCC, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) since 2008. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008.  He is a Certified Public Accountant in the State of Illinois.  Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Mr. Jianmin Yin has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. Mr. Yin has forty years of work experience in tax, treasury, and finance. From 2009 to 2012, Mr. Yin served as the branch chief of Wujiang sub-branch of PBOC. From 1989 to 2009, he served as a president of the PBOC Wuxian City Branch and the city of Wujiang Branch. Mr. Qi brings a wealth of local banking knowledge to our Board of Directors.

Mr. Jingen Ling has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. From 2003 to 2012, he served as a chairman of the board of directors of Suzhou Dingli Real Estate Co. Ltd., one of the largest real estate development companies in the city of Wujiang. Mr. Liang’s business aptitude and strong analytical skills, qualify him for his position as one of our directors.

Mr. Xiangdong Xiao has served as a director of CCC since the consummation of our initial public offering on August 12, 2013.  Mr. Xiao has over forty years of work experience in PBOC, and has long been engaged in the financial industry management work. Since 2010, he has served as the Secretary-General of Suzhou Rural Microcredit Association since he retired from Jiangsu Yun Dong International Consultation and Assessment Company Suzhou Branch where he served as a general manager from 2000 to 2006. From 1998 to 2000, he served as a team leader of the loan department, section chief of the financial management department with PBOC’s Suzhou Branch.  Mr. Xiao graduated from Nanjing Jiangsu Fiscal and Finance College, majoring in Banking.  Mr. Xiao’s  substantial institutional knowledge of banking business and micro-lending industry makes him well positioned for his role as one of our directors.

Mr. John F. Levy has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy currently serves on the board of directors of three public companies including China Commercial Credit, Inc. Mr. Levy has been a director of Applied Minerals, Inc. (AMNL) a publicly traded exploration stage natural resource and mining company since January 2008, and has served as chairman since August 2009.  Mr. Levy has been a director, an audit committee member and chairman of the nominating and corporate governance committee of Applied Energetics, Inc. (AERG), a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, since June 2009. From October 2006 to October 2013, Mr. Levy served as a director, and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm.  From September 2010 to October 2012, he served as director of Brightpoint, Inc. (CELL), a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From November 2008 through June 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From March 2006 to April 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 for Universal Food &Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, and Financing, Creating the Best Projections You Can: Insights and Techniques and Ethics and Sustainability: A 4-way Path to Success.  All four courses have initially been presented to various state accounting societies.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.  Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings, corporate governance and corporate transactions.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Jianmin Yin, Jingen Ling, Xiangdong Xiao and John F. Levy are “independent directors” as defined by NASDAQ.

Mr. Levy shall receive $36,000 in cash per year and 6,000 restricted shares of the Company’s common stock per year, which shall vest in 4 equal quarterly installments. Mr. Levy also shall receive an additional $14,000 per year for acting as Chairman of the Audit Committee. Mr. Yin, Mr. Ling and Mr. Xiao shall receive $20,000 in cash per year for serving on the Board.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Levy, Mr. Xiao and Mr. Yin are members of our Audit Committee, where Mr. John F. Levy serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

We have adopted and approved a charter for the Audit Committee. In accordance with our Audit Committee Charter, our Audit Committee shall perform several functions, including:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;
●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;
●	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
●
reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board;
●	reviews and approves in advance any proposed related-party transactions and report to the full Board on any approved transactions; and
●
provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board, including Sarbanes-Oxley Act implementation, and makes recommendations to the Board regarding corporate governance issues and policy decisions.

It is determined that Mr. Levy possesses accounting or related financial management experience that qualifies him as an "audit committee financial expert" as defined by the rules and regulations of the SEC.

Compensation Committee

Mr. Levy, Mr. Ling and Mr. Yin are members of our Compensation Committee and Mr. Yin is the chairman.  All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ.  We have adopted a charter for the Compensation Committee In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Ling, Mr. Xiao and Mr. Yin are the members of our Nominating and Governance Committee where Mr. Ling shall serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ.  Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Corporate Governance Committee is responsible to identity and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Significant Employees

We have no significant employees other than the named executive officers described above.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, as of the date of this report, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were made.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

 Legal Proceedings Involving Officers and Directors

Unless otherwise indicated in this report, to the knowledge of the Company after reasonable inquiry, during the past ten years, no current director, executive officer of the Company or any promoter who was a promoter at any time during the past five fiscal years, has (1) been subject to a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (4) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity; (5) been was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (6) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Meetings of the Board of Directors and Stockholders

Our board of directors met in person once in 2013 and also acted by unanimous written consent.  The sole member of our board of directors was present at that meeting on August 1, 2013.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Item 11.	Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to CCC and Wujiang Luxiang in all capacities for our fiscal years ended 2013 and 2012 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Qin Huichun (1) (CEO)	2012 2013	50,863 54,243	91,570 71,437	- -	- -	- -	142,433 125,680

Long Yi (2) (CFO)	2012 2013	- 46,494	- 32,546	-	-	- -	- 79,040

(1)    Mr. Huichun Qin was appointed as the CEO of CCC on August 7, 2012 and has been the CEO of Wujiang Luxiang since its inception in 2008. Mr. Qin was entitled to an annual base salary of $75,000 pursuant to the employment agreement he had with the company. Mr. Qin agreed to waive the difference between the amount he was entitled to pursuant to his employment agreement and the actual amount he was paid by the Company during fiscal year ended December 31, 2013.

(2)    Mr. Long Yi was appointed as the CFO of CCC on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the company. Mr. Yi agreed to waive the difference between the amount he was entitled to pursuant to his employment agreement and the actual amount he was paid by the Company during fiscal year ended December 31, 2013.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2013

No option grants were awarded to named executive officers for the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors since our inception; accordingly, none were outstanding as of December 31, 2013.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of August 7, 2012, CCC entered into an employment agreement with our CEO, Mr. Huichun Qin, pursuant to which he receives an annual base salary of $75,000.  Prior to then he had an employment agreement with Wujiang Luxiang. Under his current employment agreement, Mr. Qin is employed as our CEO for a term of five years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties.  In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

As of January 1, 2013, CCC entered into an employment agreement with our CFO, Mr. Long Yi, pursuant to which he shall receive an annual base salary of $50,000.  Under his employment agreement, Mr. Yi is employed as our CFO for a term of two years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties.  In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 3 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

Each executive officer has agreed to hold, both during and after the termination of his employment agreement, in strict confidence and not to use, except as required in the performance of his or her duties in connection with the employment, any of our confidential information or proprietary information of any third party received by us and for which we have confidential obligations.

In addition, each executive officer has agreed to be bound by non-competition and non-solicitation restrictions during the term of his employment and for one year following termination of the employment.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2013.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
John L Levy	$18,750	$-	-	-	$36,967.50
Jianmin Yin	$5,000	-	-	-	$5,000.00
Jingen Ling	$5,000	-	-	-	$5,000.00
Xiangdong Xiao	$5,000	-	-	-	$5,000.00

Mr. Levy shall receive $36,000 in cash per year and 6,000 restricted shares of the Company’s common stock per year, which shall vest in four equal quarterly installments. Mr. Levy also shall receive an additional $14,000 per year for acting as Chairman of the Audit Committee. Mr. Yin, Mr. Ling and Mr. Xiao shall receive $20,000 in cash per year for serving on the Board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Compensation Committee of our board of directors, or other committee serving an equivalent function. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report for our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

Name of Beneficial Owner	Number Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% stockholders:
Cui, Gengliang	608,040	5.8%
Song, Qidi	558,000	5.2%
Wu, Jianlin	567,720	5.4%
Mo, Lingen	608,040	5.8%
Xu, Weihua	567,720	5.4%
Li, Senlin	608,040	5.8%
Shen, Xiaoping	608,040	5.8%
Ling, Jingen	875,700	8.4%
Ling, Jinming	613,260	5.9%
Jiang, Xueming	558,000	5.3%

Directors and Executive Officers:
Huichun Qin (2) Chief Executive Officer and Chairman of the Board of Directors	190,170	1.8%
Long Yi Chief Financial Officer	0	-
Jian Min Yin Director	0	-
Jingen Ling Director	0	-
Xiang Dong Xiao Director	0	-
John F. Levy Director	0	-
All officers and directors as a group (6 persons)	190,170	1.8%

(1)
Applicable percentage of ownership is based on 10,430,657 shares of common stock outstanding as of the date of this report together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

(2)	Mr. Qin is the sole shareholder of Yu Ji Investment Ltd., which owns 190,170 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons.  We did not enter into any transaction with any related party during the year ended December 31, 2013.

Review, approval or ratification of transactions with related persons. Our Audit Committee consisting of independent directors, is charged to review and approve all agreements and transactions which had been entered into with related parties, as well as review and approve all future related party transactions.

Transaction with Promoter Regeneration Capital Group LLC ("Regeneration"), our initial shareholder, may be deemed to be a promoter of the Company pursuant to Rule 405 under the Securities Act, since it was involved in the founding and organizing of the Company.  In addition to certain principals of Regeneration being our officers and directors prior to the Share Exchanges, and their being reimbursed for certain out-of-pocket expenses, Regeneration received 540,000 shares of our common stock in consideration of the incorporation services provided.  Neither Regeneration nor any of its principals have been involved in any legal proceeding that would require disclosure pursuant to Item 401 of Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2013 and 2012 totaled $200,015  and $205,554  respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Marcum Bernstein & Pinchuk LLP in 2013. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services.  One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-26 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)           Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1
Employment Agreement between China Commercial Credit, Inc. and Huichun Qin dated  August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the registration statement on Form S-1 filed on June 7, 2013

10.2	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.7
Form of Subscription Agreement between  China Commercial Credit, Inc. and 13 investors dated August 7, 2012 , incorporated herein by reference to Exhibit 10.7 of the draft registration statement on Form DRS/A filed on April 22, 2013

10.8
Finance Agreement between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China , incorporated herein by reference to Exhibit 10.8 of the draft registration statement on Form DRS/A filed on April 22, 2013

10.9	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*            Filed herewith
**          XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: March 31, 2014	By:	/s/ Huichun Qin
	Name:	Huichun Qin
	Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Long Yi
Name:	Long Yi
Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huichun Qin	Chief Executive Officer and Director	March 31, 2014
Huichun Qin	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer	March 31, 2014
Long Yi	(Principal financial officer and principal accounting officer)

/s/ Jianmin Yin	Director	March 31, 2014
Jianmin Yin

/s/ Jingen Ling	Director	March 31, 2014
Jingen Ling

/s/ Xiangdong Xiao	Director	March 31, 2014
Xiangdong Xiao

/s/ John F. Levy	Director	March 31, 2014
John F. Levy

INDEX TO EXHIBITS

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1
Employment Agreement between China Commercial Credit, Inc. and Huichun Qin dated  August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the registration statement on Form S-1 filed on June 7, 2013

10.2	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.7
Form of Subscription Agreement between  China Commercial Credit, Inc. and 13 investors dated August 7, 2012 , incorporated herein by reference to Exhibit 10.7 of the draft registration statement on Form DRS/A filed on April 22, 2013

10.8
Finance Agreement between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China , incorporated herein by reference to Exhibit 10.8 of the draft registration statement on Form DRS/A filed on April 22, 2013

10.9	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*            Filed herewith
**          XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
China Commercial Credit, Inc.

We have audited the accompanying consolidated balance sheets of China Commercial Credit, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Commercial Credit, Inc. and its subsidiaries, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein and Pinchuk llp
New York, New York

March 31, 2014

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012

ASSETS
Cash	$9,405,865	$1,588,061
Restricted cash	10,784,960	11,595,489
Loans receivable, net of allowance for loan losses $1,375,948 and $857,813 for December 31, 2013 and 2012, respectively	88,827,465	84,923,480
Interest receivable	1,124,734	905,454
Tax receivable, net	820,526	-
Property and equipment, net	254,795	302,626
Other assets	1,785,103	689,709
Total Assets	$113,003,448	$100,004,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$16,360,721	$20,606,791
Deposits payable	9,659,362	9,428,061
Unearned income from financial guarantee services	482,029	773,402
Accrual for financial guarantee services	588,740	880,725
Tax payable, net	-	20,449
Other current liabilities	629,073	742,745
Deferred tax liability	333,617	303,567
Total Liabilities	28,053,542	32,755,740
Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2013 and 2012, respectively; nil and 645 shares issued and outstanding at December 31, 2013 and 2012, respectively)	$-	$1
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2013 and 2012, respectively; nil and 640 shares issued and outstanding at December 31, 2013 and 2012, respectively)	-	1
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 10,430,657 and 9,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively)	10,431	9,000
Subscription receivable	(1,062)	(11,062)
Additional paid-in capital	52,704,107	44,247,397
Statutory reserve	5,442,150	4,232,164
Retained earnings	20,300,689	14,558,205
Accumulated other comprehensive income	6,493,591	4,213,373
Total Shareholders’ Equity	84,949,906	67,249,079
Total Liabilities and Shareholders’ Equity	$113,003,448	$100,004,819

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	2013	2012
Interest income
Interests and fees on loans	$12,223,803	$12,003,158
Interests and fees on loans-related party	-	13,119
Interests on deposits with banks	220,820	272,782
Total interest and fees income	12,444,623	12,289,059

Interest expense
Interest expense on short-term bank loans	(1,143,217)	(1,298,081)
Net interest income	11,301,406	10,990,978

Provision for loan losses	(484,069)	(85,035)
Net interest income after provision for loan losses	10,817,337	10,905,943

Commissions and fees on financial guarantee services	1,407,699	1,667,067
Over provision on financial guarantee services	316,039	13,714
Commission and fees on guarantee services, net	1,723,738	1,680,781

Net Revenue	12,541,075	12,586,724

Non-interest income
Government incentive	143,051	188,146
Other non-interest income	25,830	135,831
Total non-interest income	168,881	323,977

Non-interest expense
Salaries and employee surcharge	(1,047,589)	(1,052,199)
Rental expenses	(259,748)	(254,921)
Business taxes and surcharge	(499,075)	(472,216)
Other operating expenses	(1,818,302)	(1,111,930)
Total non-interest expense	(3,624,714)	(2,891,266)

Income Before Taxes	9,085,242	10,019,435
Income tax expense	(1,380,272)	(1,706,966)
Net Income	7,704,970	8,312,469

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	(372,500)	-
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	(380,000)	-
Net income attributable to Common Stock shareholders	$6,952,470	$8,312,469

Earnings per Share- Basic and Diluted	$0.808	$1.044

Weighted Average Shares Outstanding-Basic and Diluted	9,535,161	7,960,662

Net Income	7,704,970	8,312,469
Other comprehensive income
Foreign currency translation adjustment	2,280,218	471,501
Comprehensive Income	$9,985,188	$8,783,970

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred A		Preferred B		Common Stock		Additional Paid-in	Subscription	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	reserve	earnings	income	Total

Balance as of December 31, 2011	-	$-	-	$-	900,000	$900	$44,062,963	$-	$2,967,237	$8,353,217	$3,741,872	$59,126,189
Issuance of Series A Preferred Stocks	645	1	-	-	-	-	241,874	-	-	-	-	241,875
Issuance of Series B Preferred Stocks	-	-	640	1	-	-	239,999	(10,000)	-	-	-	230,000
Common Stocks issued to other individual shareholders	-	-	-	-	829,080	829	233	(1,062)	-	-	-	-
Shares exchange with 16 BVIs for reverse acquisition	-	-	-	-	7,270,920	7,271	(7,271)	-	-	-	-	-
Cash payment in reverse acquisition	-	-	-	-	-	-	(245,401)	-	-	-	-	(245,401)
Common Stock issuance costs	-	-	-	-	-	-	(45,000)	-	-	-	-	(45,000)
Net income for the year	-	-	-	-	-	-	-	-	-	8,312,469	-	8,312,469
Transfer to statutory reserve	-	-	-	-	-	-	-	-	1,264,927	(1,264,927)	-	-
Dividends to owners	-	-	-	-	-	-	-	-	-	(842,554)	-	(842,554)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	471,501	471,501
Balance as of December 31, 2012	645	$1	640	$1	9,000,000	$9,000	$44,247,397	$(11,062)	$4,232,164	$14,558,205	$4,213,373	$67,249,079

Issuance of Series A Preferred Stocks	100	-	-	-	-	-	37,500	-	-	-	-	37,500
Issuance of Series B Preferred Stocks	-	-	120	-	-	-	45,000	10,000	-	-	-	55,000
Conversion of Series A Preferred Stocks into Common Stocks	(745)	(1)	-	-	-	-	1	-	-	-	-	-
Conversion of Series B Preferred Stocks into Common Stocks	-	-	(760)	(1)	-	-	1	-	-	-	-	-
Issuance of Common Stocks pursuant to initial public offering	-	-	-	-	1,370,000	1,370	8,903,630	-	-	-	-	8,905,000
Issuance of Common Stocks pursuant to underwriter overallotment	-	-	-	-	45,657	46	296,842	-	-	-	-	296,888
Issuance of Common Stocks pursuant to two consultants	-	-	-	-	15,000	15	(15)	-	-	-	-	-
Direct offering cost	-	-	-	-	-	-	(1,578,749)	-	-	-	-	(1,578,749)
Net income for the year	-	-	-	-	-	-	-	-	-	7,704,970	-	7,704,970
Transfer to statutory reserve	-	-	-	-	-	-	-	-	1,209,986	(1,209,986)	-	-
Amortization of beneficial conversion feature relating to convertible Series A and Series B Preferred shares	-	-	-	-	-	-	752,500	-	-	(752,500)	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	2,280,218	2,280,218
Balance as of December 31, 2013	-	$-	-	$-	10,430,657	$10,431	$52,704,107	$(1,062)	$5,442,150	$20,300,689	$6,493,591	$84,949,906

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$7,704,970	$8,312,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,201	66,323
Provision for loan losses	484,069	85,035
Provision on financial guarantee services	(316,039)	(13,714)
Deferred tax expense	20,027	37,420
Changes in operating assets and liabilities:
Interest receivable	(187,665)	(233,150)
Tax receivable/(tax payable), net	(830,477)	583,872
Other assets	23,421	(420,261)
Unearned income from guarantee services	(312,033)	(189,107)
Other current liabilities	(92,930)	67,051
Net Cash Provided by Operating Activities	6,605,544	8,295,938

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(223,564,971)	(211,973,357)
Loans collection from third parties	221,921,293	203,593,105
Loans collection from related parties	-	237,564
Payment of loans on behalf of guarantees	(5,346,712)	-
Collection from guarantees for loan paid on behalf of customers	4,278,573	526,653
Deposit released from banks for financial guarantee services	8,865,155	5,080,706
Deposit paid to banks for financial guarantee services	(7,768,412)	(3,652,041)
Purchases of property and equipment	(75,927)	(305,032)
Net Cash Used in Investing Activities	(1,691,001)	(6,492,402)

Cash Flows From Financing Activities:
Proceeds from short-term bank borrowings	16,307,898	23,812,727
Repayment of short-term bank borrowings	(21,175,622)	(26,927,528)
Issuance of Series A Preferred Stocks	50,000	322,500
Issuance of Series B Preferred Stocks	70,000	310,000
Issuance cost of Series A and Series B Preferred Stocks	(64,596)	(123,529)
Proceeds from initial public offering	8,905,000	-
Proceeds from exercise of underwriter over-allotment	296,888	-
Initial public offering cost	(1,578,749)	(45,000)
Cash payment in reverse acquisition	-	(245,401)
Payments of dividends	-	(842,554)
Net Cash Provided by/(Used in) Financing Activities	2,810,819	(3,738,785)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	92,442	(26,334)

Net Increase/(Decrease) In Cash and Cash Equivalents	7,817,804	(1,961,583)
Cash and Cash Equivalents at Beginning of Year	1,588,061	3,549,644
Cash and Cash Equivalents at End of Year	$9,405,865	$1,588,061

Supplemental Cash Flow Information
Cash paid for interest expense	$1,262,495	$1,309,047
Cash paid for income tax	$2,191,329	$1,091,816

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) is a company established under the laws of the PRC on October 21, 2008 and its shareholders consists of 11 companies established under the laws of the People's Republic of China (“PRC”) and 1 PRC individual, Mr. Qin Huichun, the Company's CEO (collectively, the "Wujiang Luxiang Shareholders"). The Company is a microcredit company primarily engaged in providing direct loans and financial guarantee services to small-to-medium sized enterprises (“SMEs”), farmers and individuals in Wujiang City, Jiangsu Province, PRC.

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

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Wujiang Luxiang and WFOE, WFOE provides Wujiang Luxiang with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Wujiang Luxiang grants an irrevocable and exclusive option to WFOE to purchase from Wujiang Luxiang any or all of its assets at the lowest purchase price permietted under PRC laws. For services rendered to Wujiang Luxiang by WFOE under the Agreement, the service fee Wujiang Luxiang is obligated to pay shall be calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of Wujiang Luxiang.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by WFOE with 30-day prior notice. Wujiang Luxiang does not have the right to terminate the agreement unilaterally. WFOE may unilaterally extend the term of this agreement with prior written notice.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share Pledge Agreement

Under the Share Pledge Agreement between the Wujiang Shareholders and WFOE, the 12 Wujiang Shareholders pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Exclusive Business Cooperation Agreement.  Under the terms of the agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.  The Wujiang Shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws.  The Wujiang Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Wujiang Shareholders irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Wujiang Luxiang.  The option price is equal to the capital paid in by the Wujiang Shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations.

Power of Attorney

Under the Power of Attorney, the Wujiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:  (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang. The Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution, so long as Wujiang Shareholder is a shareholder of the Company.

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

On September 5, 2013, CCC HK established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China.  PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond.  As of December 31, 2013, PFL did not have any significant operations except for initial organizational activities.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Pride Information Technology Co. Ltd. (“Pride Information”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin.   Pursuant to these contractual arrangements, WFOE will have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Information, including absolute control rights and the rights to the assets, property and revenue of Pride Information and as a result, approximately 100% of the net income of Pride Information will be paid as a service fee to WFOE.

Pride Information will be operating an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this Annual Report, Pride Information is in the beginning stage of testing the online portal and preparing for the launch of the portal and has not generated any revenue yet.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(b) Basis of presentation and principle of consolidation

The accompanying consolidated financial statements of China Commercial Credit Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(c) Operating segments

ASC 280, Segment Reporting requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has no reportable segments. All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with registered capital and other borrowings and manage interest rate and credit risk.

The Company has only one reportable segment, which is to provide financial services in the PRC domesctic market, primariy in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the years ended December 31, 2013 and 2012, there was no one customer that accounted for more than 10% of the Company's revenue.

(d) Cash

Cash consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use The Company maintains accounts at banks and has not experienced any losses from such concentrations.

(e) Restricted cash

Restricted cash represents cash pledged with banks as guarantor deposit for the guarantee business customers. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit of 10% to 20% of the guaranteed amount to an escrow account and is restricted from use. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

(f) Loans receivable, net

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of unearned income and allowance that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded in current year interests and fees on loans. The loans receivable portfolio consists of corporate loans and personal loans (Note 6). The Company does not charge loan origination and commitment fees.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(g) Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loan and actual loss, delinquency, and/or risk rating record within the portfolio (Note 7). The Company evaluates its allowance for loan losses on a quarterly basis or more often as necessary.

(g) Interest receivable

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

The interest reversed due to the above reason was $210,136 and $121,837 as of December 31, 2013 and 2012, respectively.

(i) Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value. Estimated useful lives of property and equipment are stated in Note 10.

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

(j) Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, "Impairment or Disposal of Long-Lived Assets"(ASC 360- 10) issued by the Financial Accounting Standards Board ("FASB"). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2013 and 2012.

(k) Fair values of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013 and 2012, financial instruments of the Company primarily comprise of cash, restricted cash, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

(l) Foreign currency translation

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

	December 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	6.1122	6.3086

	For the year ended December 31,
	2013	2012
Items in the statements of income and comprehensive income, and statements of cash flows	6.1943	6.3116

(m) Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts (ii) accrual of estimated liabilities; and (iii) contingencies and litigation.

(n) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

•
Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

•
Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

•
Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(o) Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	December 31, 2013	December 31, 2012
Guarantee	$59,692,091	$86,360,524

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

This is done throughout the life of the guarantee, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for possible guarantee loss considers the guarantee contract amount and a variety of factors, which include, depending on the counterparty, latest financial position and performance of the borrowers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information.

Based on the past experience, the Company estimates the probable loss to be 1% of contract amount and made a provision for possible credit risk of its guarantee in the amount of $588,740 and $880,725 as of December 31, 2013 and December 31, 2012, respectively. The Company reviews the provision on a quarterly basis.

(p) Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supply, etc.

(q) Income tax

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

(r) Comprehensive income

Comprehensive income includes net income and foreign currency adjustments. Comprehensive income is reported in the statements of operations and comprehensive income.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(s) Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(t) Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450 Sub topic 20, “Loss Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(u) Recently issued accounting standards

The FASB has issued ASU, No. 2014-02, Intangibles - Goodwill and Other (Topic 350): Accounting for Goodwill. This ASU permits a private company to subsequently amortize goodwill on a straight-line basis over a period of ten years, or less if the company demonstrates that another useful life is more appropriate. It also permits a private company to apply a simplified impairment model to goodwill. This ASU, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and to new goodwill recognized in annual periods beginning after December 15, 2014, and in interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not been made available for issuance. The adoption of this standard is not expected to have any impact on the Company’s financial position.

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

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

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s main current operations are conducted through Wujiang Luxiang. Current regulations in China permit Wujiang Luxiang to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Wujiang Luxiang to make dividends and other payments to the Company may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Total assets	$105,477,241	$99,886,176
Total liabilities	28,053,542	32,698,195

	For the years ended December 31,
	2013	2012
Revenue	$13,843,973	$13,956,126
Net income	(8,066,575)	8,432,845

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

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(a) Credit risk (continued)

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

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $10.8 million and $11.6 million as of December 31, 2013 and 2012, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 20% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 18% and 9.6% ~ 21.6% for the year ended December 31, 2013 and 2012, respectively.

6.1  Loans receivable consist of the following:

	December 31, 2013	December 31, 2012

Business loans	$56,620,893	$63,847,080
Personal loans	33,582,520	21,934,213
Total Loans receivable	90,203,413	85,781,293
Allowance for impairment losses
Collectively assessed	(1,375,948)	(857,813)
Individually assessed	-	-
Allowance for loan losses	(1,375,948)	(857,813)
Loans receivable, net	$88,827,465	$84,923,480

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of December 31, 2013 and 2012, the Company had 105 and 109 business loan customers, and 112 and 139 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the year ended December 31, 2013 and 2012, a provision of $484,069 and $85,035 were charged to the consolidated statement of income, respectively. No write-offs against allowances have occurred for these years.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012

Business loans	$1,866,436	$1,363,998
Personal loans	948,922	339,881
	$2,815,358	$1,703,879

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$1,866,436	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	948,922	1,261,915	32,320,605	33,582,520
	$2,352,552	$2,815,358	$5,167,910	$85,035,503	$90,203,413

The following table represents the aging of loans as of December 31, 2012 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$1,344,320	$1,363,998	$2,708,318	$61,138,762	$63,847,080
Personal loans	-	339,881	339,881	21,594,332	21,934,213
	$1,344,320	$1,703,879	$3,048,199	$82,733,094	$85,781,293

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2013 and 2012, respectively:

Five Categories	December 31, 2013%		December 31, 2012%

Pass	$85,035,503	94.2%	$82,733,094	96.4%
Special mention	2,207,565	2.4%	1,344,320	1.6%
Substandard	867,118	1.0%	117,826	0.1%
Doubtful	1,948,240	2.2%	1,586,053	1.9%
Loss	144,987	0.2%	-	0.0%
Total	$90,203,413	100%	$85,781,293	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2012:

	December 31, 2012
	Business Loans	Personal Loans	Total
Guarantee backed loans	$58,758,788	$17,412,304	$76,171,092
Pledged assets backed loans	4,374,980	4,482,281	8,857,261
Collateral backed loans	713,312	39,628	752,940
	$63,847,080	$21,934,213	$85,781,293

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual.  As of December 31, 2013 and 2012, guaranteed loans make up 90.3% and 88.8% of our direct loan portfolio, respectively.

7.	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of December 31, 2013, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2013 and 2012:

	Business Loans	Personal Loans	Total
For the year ended December 31, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	(288,313)	(277,180)	(565,493)
Provisions	699,678	383,950	1,083,628
Ending balance	1,049,836	326,112	1,375,948
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,049,836	$326,112	$1,375,948

	Business Loans	Personal Loans	Total
For the year ended December 31, 2012
Beginning balance	$663,867	$102,806	$766,673
Charge-offs	-	-	-
Recoveries	(25,396)	-	(25,396)
Provisions	-	116,536	116,536
Ending balance	638,471	219,342	857,813
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$638,471	$219,342	$857,813

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$52,714,898	$1,894,572	$130,886	$1,735,550	$144,987	$56,620,893
Personal loans	32,320,605	312,993	736,232	212,690	-	33,582,520
	$85,035,503	$2,207,565	$867,118	$1,948,240	$144,987	$90,203,413

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$61,138,762	$1,344,320	$79,257	$1,284,741	$-	$63,847,080
Personal loans	21,594,332	-	38,569	301,312	-	21,934,213
	$82,733,094	$1,344,320	$117,826	$1,586,053	$-	$85,781,293

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOAN IMPAIRMENT

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

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the year ended December 31, 2013 and 2012, respectively.

9.	OTHER ASSETS

Other assets as of December 31, 2013 and 2012 consisted of:

	December 31, 2013	December 31, 2012
Guarantee paid on behalf of guarantee service customers	$1,082,486	$-
Prepaid bank service charges	181,641	320,068
Prepaid interest expense to bank	80,554	-
Other prepaid expense	283,800	63,762
Other receivables	156,622	305,879
	$1,785,103	$689,709

Payments on behalf of guarantee service customers represents payment made by the Company to banks on behalf of four of its guarantee service customers who defaulted on their loan repayments to the banks. Management is of the opinion that payment on behalf of its guarantee service customers is collectible as of December 31, 2013.

Prepaid interest expense to banks represents prepaid borrowing costs for its short-term bank borrowings. The balance is amortized over the period of the bank borrowings which is within 12 months.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life below:

Property and equipment consist of the following:

	Useful Life (years)	December 31, 2013	December 31, 2012
Furniture and fixtures	5	$23,201	$22,479
Vehicles	4	244,220	236,617
Electronic equipment	3	126,026	120,454
Leasehold improvement	3	181,410	123,006
Less: accumulated depreciation		(320,062)	(199,930)
Property and equipment, net		$254,795	$302,626

Depreciation expense totaled $112,201 and $66,323 for the year ended December 31, 2013 and 2012, respectively.

11.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	December 31, 2013	December 31, 2012
Agricultural Bank Of China	Fixed annual rate of 5.82%	From September 18, 2012 to September 17, 2013	$-	$5,547,982
Agricultural Bank Of China	Fixed annual rate of 5.87%	From November 8, 2012 to November 7, 2013	-	6,340,551
Agricultural Bank Of China	Fixed annual rate of 6.00%	From November 22, 2012 to November 21, 2013	-	5,547,982
Agricultural Bank Of China	Fixed annual rate of 6.04%	From December 13, 2012 to December 12, 2013	-	3,170,276
Agricultural Bank Of China	Fixed annual rate of 6.00%	From September 26, 2013 to September 25, 2014	4,908,216	-
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 15, 2013 to October 14, 2014	4,908,216	-
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 18, 2013 to October 17, 2014	6,544,289	-
			$16,360,721	$20,606,791

As of December 31, 2013 and 2012, the short-term bank loans have maturity terms within 1 year. Interest expense incurred on short-term loans for the year ended December 31, 2013 and 2012 was $1,143,217 and $1,298,081, respectively.

12.	DEPOSITS PAYABLE

Deposits payable are security deposit required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

13.	UNEARNED INCOME FROM GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $482,029 and $773,402 as of December 31, 2013 and 2012, respectively.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2013 and 2012 consisted of:

	December 31, 2013	December 31, 2012
Accrued payroll	$459,623	$486,906
Other tax payable	157,507	151,034
Accrued expense	-	39,071
Issuance cost of preferred stocks	-	37,096
Other payable	11,943	28,638
	$629,073	$742,745

15.	OTHER OPERATING EXPENSE

Other operating expense for the year ended December 31, 2013 and 2012 consisted of:

	For the year ended December 31,
	2013	2012
Depreciation	$112,201	$66,323
Travel expenses	167,782	27,412
Entertainment expenses	65,688	66,685
Promotion expenses	91,532	25,433
Car expenses	92,501	83,805
Legal and consulting expenses	354,045	239,948
Bank charges	391,882	266,140
Audit-related expense	200,015	205,554
Other expenses	342,656	130,630
Total	$1,818,302	$1,111,930

16.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $88,356 and $80,996 for the year ended December 31, 2013 and 2012, respectively.

17.	DISTRIBUTION OF PROFIT

The Company distributed dividend of nil and $842,554 to its shareholders for the year ended December 31, 2013 and 2012, respectively.

18.	CAPITAL TRANSACTION

Initial Public Offering

On August 16, 2013, the Company closed an initial public offering (“IPO”) of 1,370,000 shares of Common Stock. On August 26, 2013, the Company sold additional 45,657 shares of Common Stock from the exercise of the overallotment option of shares granted to representative of the underwriters. The public offering price of the shares sold in the initial public offering was $6.50 per share. The total gross proceeds from the offering were $9.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $7.6 million.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the consummation of the Company’s IPO on August 16, 2013, the Series A Stock and the Series B Stock (defined below) were automatically converted into shares of Common Stock.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

As of December 31, 2012, there were 9,000,000 shares of Common Stock issued and outstanding.

On August 16, 2013, the Company closed an initial public offering (“IPO”) of 1,370,000 shares of Common Stock.

On August 26, 2013, the Company sold additional 45,657 shares of Common Stock from the exercise of the overallotment option of shares granted to representative of the underwriters.

On August 30, 2013, the Company issued an aggregate of 15,000 shares of Common Stock to 2 individuals who are providers of certain investor relations services to the Company, at a par value of $0.001 and recorded it as additional paid in capital.

As of December 31, 2013, there were 10,430,657 shares of Common Stock issued and outstanding.

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

Between January 1, 2012 and April 1, 2013, the Company issued a total of 745 shares of Series A Stock to an aggregate of 11 investors pursuant to certain subscription agreements. We received gross proceeds of $372,500 and incurred costs associated with this private placement of $93,125.

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

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The discount on the Series A and B Stock was accounted for as a beneficial conversion feature upon conversion. The total amount of discount was $752,500, which was accounted for as a reduction to retained earnings and an offsetting increase to additional paid in capital in the Company's financial statements.

19.      STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocate 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WOFE was established as foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits.

20.      EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2013 and 2012, respectively:

	For The Years Ended December 31,
	2013	2012

Net income attributable to the common shareholders	$7,704,970	8,312,469

Basic weighted-average common shares outstanding	9,535,161	7,960,662
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	9,535,161	7,960,662

Earnings per share:
Basic	$0.808	$1.044
Diluted	$0.808	$1.044

As of December 31, 2013 and 2012, the Company did not have dilutive securities outstanding.

21.	INCOME TAXES AND TAX RECEIVABLE

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions., For the years ended December 31, 2013 and 2012,  the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax receivable/ (payable) is comprised of:

	As of December 31,
	2013	2012

Income tax payable	$(164,806)	$(1,068,050)
Income tax receivable	985,332	1,047,601
Total income tax receivable /(payable), net	$820,526	(20,449)

Income tax payables represented enterprise income tax at a rate of 25% the Company accrued but not paid as of December 31, 2012. And income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement.

Income tax expense is comprised of:

	For The Year Ended December 31,
	2013	2012

Current income tax	$1,360,245	$1,669,546
Deferred income tax	20,027	37,420
Total provision for income taxes	$1,380,272	$1,706,966

The effective tax rate for the years ended December 31, 2013 and 2012 are 15.19% and 17.10%, respectively.

The reconciliation between the effective income tax rate and the PRC statutory income tax rate of 25% is as follows:

	For The Year Ended December 31,
	2013	2012
PRC statutory tax rate	25.00%	25.00%
Effect of preferential income tax rate on loan business	-10.85%	-10.56%
Effect of income tax rate difference in other jurisdiction	1.00%	0.27%
Effect of non-deductible expenses	0.04%	0.14%
Effect of tax policy change *	-	2.25%
Effective tax rate	15.19%	17.10%

*In April 2012 Wujiang Luxiang received a notice from local tax authority, informing us that only income generated from Wujiang Luxiang’s direct loan business was qualified to enjoy a preferential income tax rate of 12.5% under the Jiangsu Document No. 132, but its taxable income arising from Wujiang’s other business such as the guarantee business was still subject to a standard tax rate of 25% for income tax. The local tax authority required Wujiang Luxiang to implement the above-mentioned policy starting with the tax filing for 2011 which was filed in April 2012, and the policy applies to all years thereafter.  The impact of the changed policy on the income tax provision on the issued financial statements of 2011 was $225,445.  However, the underpayment was comparatively minimal as it only accounted for less than 3% of net income of 2011, thus the underpayment of $225,445 was recorded in the financial statements for financial year of 2012. There was no underpayment penalty assessed.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy.  As of December 31, 2013 and 2012, the deferred tax liability amounted to $333,617 and $303,567, respectively.

As of December 31, 2013 and December 31, 2012, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

22.	RELATED PARTY TRANSACTIONS AND BALANCES

1)  Nature of relationships with related parties

Name	Relationships with the Company
Mr.Xinglin Yao	General Manager of Wujiang Luxiang
Suzhou Dingli Real Estate Co., Ltd.*	A non-controlling shareholder

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A. Loans - Loans repaid from related parties consist of the following:

	For The Year Ended December 31,
	2013	2012
Mr. Xinglin Yao	$-	$237,774

The loans due from Mr. Xinglin Yao carried an annual interest rate of 10.80% and were fully repaid in February 2012.

Interest income derived from above loans to related parties are $nil and $13,199 for the years ended December 31, 2013 and 2012, respectively.

B. Loan guarantee - Loan guarantees provided by related parties

As of December 31, 2012, the amount of short-term bank borrowing of $20,606,791 was guaranteed by Suzhou Dingli Real Estate Co., Ltd, a non-controlling shareholder of the Company.. The related party did not charge commission on the guarantee service.

As of December 31, 2013, the amount of short-term bank borrowing of $16,360,721 was not guaranteed by any guarantors. The guarantee agreement was still under negotiation with the Bank.

23.	CONCENTRATION AND CREDIT RISKS

As of December 31, 2013 and December 31, 2012, the Company held cash of $9,405,865 and $1,588,061, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of December 31, 2013 and 2012.

24.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018.  The following table sets forth the Company’s contractual obligations as of December 31, 2013 in future periods:

Rental payments

2014	$263,237
2015	263,237
2016	263,237
2017	263,237
2018	197,428
Total	1,250,376

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%.

CHINA COMMERCIAL CREDIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of December 31, 2013, the Company was involved in 25 lawsuits, among which 23 were related to its loan business and 2 were related to guarantee business. The Company brought these lawsuits for the recovery of delinquent balances 15 of these cases with an aggregated claim of $4.6 million have been adjudicated by the court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 10 cases with an aggregated claim of $6.1 million have not been adjudicated by the court yet as of December 31, 2013.

25.	SUBSEQUENT EVENT

Contingencies

During the period from January 1, 2014 to the date of this Annual Report, the Company brought in two new lawsuits against borrowers, both of which are related to the guarantee business. These two cases with an aggregate claim amount of $0.38 million have not been adjudicated by the court.

As of the date of this Annual Report, 6 additional cases with an aggregated claim of $3.7 million have been adjudicated by the Court in favor of the Company and these cases are in the process of enforcement. Therefore, currently, there are 6 cases with an aggregate claim of $2.74 million that have not been adjudicated by the court.

Establishment of Pride Information Technology Co., Ltd.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin.   Pursuant to these contractual arrangements, WFOE will have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and as a result, approximately 100% of the net income of Pride Online will be paid as a service fee to WFOE.

Pride Online will be operating an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this Annual Report, Pride Online is in the beginning stage of testing the online portal and preparing for the launch of the portal and has not generated any revenue yet.

Capital Contribution to Wujiang Luxiang

On February 27, 2014, approximately $5.6 million of the net proceeds raised in the initial public offering (“IPO”) have been approved by local authority to be recognized as an increase of the registered capital of Wujiang Luxiang.