Form 10-Q
period 2014-03-31
China Commercial Credit Inc
filed 2014-05-16
CIK 1556266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Wujiang
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2014, 12,246,812 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC.
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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us.  Future developments actually affecting us may not be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  Examples are statements regarding future developments with respect to the following:

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to implement our financial leasing and peer to peer (“P2P”) business plans;

●	Our ability to maintain and attract qualified personnel;

●	Any changes in the laws of the PRC or local province that may affect our operations;

●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a public trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

You should review the factors described in the section entitled “Risk Factors” in our prospectus filed with the SEC on May 9, 2014 and other documents we file from time to time with the SEC. We qualify all of our forward-looking statements by these cautionary statements.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$5,197,772	$9,405,865
Restricted cash	7,202,559	10,784,960
Loans receivable, net of allowance for loan losses $1,948,400and $1,375,948 for March 31, 2014 and December 31, 2013, respectively,	87,350,379	88,827,465
Due from a non-controlling shareholder	1,143,886	-
Interest receivable	1,706,950	1,124,734
Tax receivable, net	1,072,339	820,526
Property and equipment, net	224,941	254,795
Guarantee paid on behalf of guarantee service customers	5,447,488	1,082,486
Other assets	763,801	702,617
Total Assets	$110,110,115	$113,003,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$16,225,337	$16,360,721
Deposits payable	6,893,294	9,659,362
Unearned income from financial guarantee services	208,400	482,029
Accrual for financial guarantee services	891,434	588,740
Other current liabilities	205,512	629,073
Deferred tax liability	330,856	333,617
Total Liabilities	24,754,833	28,053,542

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 10,446,426 and 10,430,657 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	10,446	10,431
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	52,823,462	52,704,107
Statutory reserve	5,628,451	5,442,150
Retained earnings	21,208,021	20,300,689
Accumulated other comprehensive income	5,677,523	6,493,591
Total Shareholders’ Equity	85,355,282	84,949,906
Total Liabilities and Shareholders’ Equity	$110,110,115	$113,003,448

See notes to the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

CHINA COMMERCIAL CREDIT, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)
Interest income
Interests and fees on loans	$2,856,474	$2,912,078
Interests on deposits with banks	42,448	97,167
Total interest and fees income	2,898,922	3,009,245

Interest expense
Interest expense on short-term bank loans	(245,190)	(306,155)
Net interest income	2,653,732	2,703,090

Provision for loan losses	(588,180)	(488,216)
Net interest income after provision for loan losses	2,065,552	2,214,874

Commissions and fees on financial guarantee services	298,310	411,209
Under/(over) provision on financial guarantee services	(309,853)	44,170
Commission (loss)/income and fees on guarantee services, net	(11,543)	455,379

Net Revenue	2,054,009	2,670,253

Non-interest income
Government incentive	-	25,775
Other non-interest income	120,960	-
Total non-interest income	120,960	25,775

Non-interest expense
Salaries and employee surcharge	(186,135)	(197,944)
Rental expenses	(65,750)	(64,037)
Business taxes and surcharge	(112,612)	(114,447)
Other operating expenses	(532,114)	(450,864)
Total non-interest expense	(896,611)	(827,292)

Income Before Taxes	1,278,358	1,868,736
Income tax expense	(184,725)	(298,868)
Net Income	1,093,633	1,569,868

Earnings per Share- Basic and Diluted	$0.105	$0.174

Weighted Average Shares Outstanding-Basic and Diluted	10,434,862	9,000,000

Net Income	1,093,633	1,569,868
Other comprehensive income
Foreign currency translation adjustment	(807,627)	371,361
Comprehensive Income	$286,006	$1,941,229

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)
Cash Flows from Operating Activities:
Net income	$1,093,633	$1,569,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,951	26,494
Provision for loan losses	588,180	488,216
Under/(over) provision on financial guarantee services	309,853	(44,170)
Deferred tax expense	-	3,701
Changes in operating assets and liabilities:
Interest receivable	(595,922)	(92,231)
Tax receivable	(260,526)	48,808
Other assets	151,465	137,980
Unearned income from guarantee services	(271,646)	(89,921)
Other current liabilities	(342,846)	(246,826)
Net Cash Provided by Operating Activities	700,142	1,801,919

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(15,227,945)	(45,166,683)
Loans collection from third parties	15,308,707	42,882,456
Payment of loans on behalf of guarantees	(6,171,860)	-
Collection from guarantees for loan paid on behalf of guarantees	1,059,222	-
Deposit released from banks for financial guarantee services	5,026,478	493,521
Deposit paid to banks for financial guarantee services	(3,507,310)	(826,578)
Purchases of property and equipment	(14,139)	-
Net Cash Used in Investing Activities	(3,526,847)	(2,617,284)

Cash Flows From Financing Activities:
Issuance of Series B Preferred Stocks	-	10,000
Issuance cost of Series A and Series B Preferred Stocks	-	(7,744)
Common stock issuance cost	(91,000)	(45,019)
Capital contribution from a shareholder	11,571	-
Cash disbursed to a non-controlling shareholder	(1,150,820)	-
Cash proceeds from a founder shareholder	-	15,000
Net Cash Used in Financing Activities	(1,230,249)	(27,763)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(151,139)	7,324

Net Decrease In Cash and Cash Equivalents	(4,208,093)	(835,804)
Cash and Cash Equivalents at Beginning of Year	9,405,865	1,588,061
Cash and Cash Equivalents at End of Year	$5,197,772	$752,257

Supplemental Cash Flow Information
Cash paid for interest expense	$211,272	$306,155
Cash paid for income tax	$445,955	$246,493

See notes to the consolidated financial statements

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

INCORPORATION OF PFL

On September 5, 2013, CCC HK established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China.  PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond.  As of March 31, 2014, PFL did not have any significant operations except for initial organizational activities.

VIE AGREEMENTS WITH PRIDE ONLINE

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

The contractual arrangements between WFOE, Pride Online and its sole shareholder, Mr. Huichun Qin, have substantially the same terms as those between WFOE, Wujiang Luxiang and its shareholders.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this Report, Pride Information is in the beginning stage of operation and has generated minimum revenue.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b) Operating segments

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three month ended March 31, 2014 and 2013, there was no one customer that accounted for more than 10% of the Company's revenue.

(c) Reclassifications

Certain items in the financial statements for the 3-month period ended March 31, 2013 have been reclassified to conform to the financial statements for the 3-month period ended March 31, 2014 classification.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of income and comprehensive income

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than six months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower.

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

(h) Interest receivable

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

The interest reversed due to the above reason was $337,654 and $210,136 as of March 31, 2014 and December 31, 2013, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value. Estimated useful lives of property and equipment are stated in Note 11.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014 and December 31, 2013, financial instruments of the Company primarily comprise of cash, restricted cash, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1632	6.1122

	For the three months ended March 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1177	6.2814

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

(o) Financial guarantee service contracts

Financial guarantee contracts provides guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so when scheduled.

The contract amounts reflect the extent of involvement the Company has in the guarantee transactions and also represent the Company’s maximum exposure to credit loss in its guarantee business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Financial guarantee service contracts (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	March 31, 2014	December 31, 2013
	(Unaudited)
Guarantee	$42,340,018	$59,692,091

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheet. This liability represents probable losses and is increased or decreased by accruing an “(Under)/over provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision of $423,400 as of March 31, 2014 for possible credit risk of its guarantees. Besides the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $468,034. The total accrual for financial guarantee services amounted to $891,434 and $588,740 as of March 31, 2014 and December 31, 2013, respectively. The Company reviews the provision on a quarterly basis.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(u) Recently issued accounting standards

The FASB has issued ASU, No. 2014-03, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps - Simplified Hedge Accounting Approach. This ASU gives private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of economically converting variable-rate interest payments to fixed-rate payments. This ASU provides for interest rate swaps when a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. The simplified hedge accounting approach will be effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

3. VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang and the Wujiang Luxiang Shareholders.

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin.

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

3. VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

	March 31, 2014	December 31, 2013
	(Unaudited)
Total assets	$108129,225	$105,477,241
Total liabilities	24,754,833	28,053,542

	For The Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)
Revenue	$3,192,952	$3,420,454
Net income	1,238,036	1,639,228

All of the Company’s current revenue is generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in US$ or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules; and

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

4. RISKS (CONTINUED)

(a) Credit risk (continued)

1.2 Guarantee activities

The off-balance sheet commitments arising from guarantee activities carry similar credit risk to loans and the Company takes a similar approach on risk management.

Off-balance sheet commitments with credit exposures are also assessed and categorized with reference to the Guideline.

(b) Liquidity risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capitalf resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

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

5. RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $7.2 million and $10.8 million as of March 31, 2014 and December 31, 2013, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 20% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

6. LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 18.0% and 9.6% ~ 21.6% for the three months ended March 31, 2014 and 2013, respectively.

6.1 Loans receivable consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Business loans	$55,907,034	$56,620,893
Personal loans	33,391,745	33,582,520
Total Loans receivable	89,298,779	90,203,413
Allowance for impairment losses
Collectively assessed	(1,948,400)	(1,375,948)
Individually assessed	-	-
Allowance for loan losses	(1,948,400)	(1,375,948)
Loans receivable, net	$87,350,379	$88,827,465

6. LOANS RECEIVABLE, NET (CONTINUED)

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of March 31, 2014 and December 31, 2013, the Company had 105 and 105 business loan customers, and 105 and 112 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended March 31, 2014 and 2013, a provision of $588,180 and $488,216 were charged to the consolidated statement of income, respectively. No write-offs against allowances have occurred for these years.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
	(Unaudited)
Business loans	$3,743,871	$1,866,436
Personal loans	1,135,774	948,922
	$4,879,645	$2,815,358

The following table represents the aging of loans as of March 31, 2014 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (Unaudited)

Business loans	$1,763,578	$3,743,871	$5,507,449	$50,399,585	$55,907,034
Personal loans	1,573,858	1,135,774	2,709,632	30,682,113	33,391,745
	$3,337,436	$4,879,645	$8,217,081	$81,081,698	$89,298,779

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$1,866,436	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	948,922	1,261,915	32,320,605	33,582,520
	$2,352,552	$2,815,358	$5,167,910	$85,035,503	$90,203,413

6. LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2014 and December 31, 2013, respectively:

Five Categories	March 31, 2014%		December 31, 2013%
	(Unaudited)
Pass	$80,255,959	89.8%	$85,035,503	94.2%
Special mention	4,244,302	4.8%	2,207,565	2.4%
Substandard	2,430,556	2.7%	867,118	1.0%
Doubtful	2,224,174	2.5%	1,948,240	2.2%
Loss	143,788	0.2%	144,987	0.2%
Total	$89,298,779	100%	$90,203,413	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of March 31, 2014:

	March 31, 2014
	Business Loans	Personal Loans	Total (Unaudited)
Guarantee backed loans	$50,990,756	$29,505,777	$80,496,533
Pledged assets backed loans	3,537,124	3,885,968	7,423,092
Collateral backed loans	1,379,154	-	1,379,154
	$55,907,034	$33,391,745	$89,298,779

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual.  As of March 31, 2014 and December 31, 2013, guaranteed loans make up 90.1% and 90.3% of our direct loan portfolio, respectively.

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2014 and 2013:

	Business Loans	Personal Loans	Total
			(Unaudited)
For the three months ended March 31, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	388,439	184,013	572,452
Ending balance	1,438,275	510,125	1,948,400
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,438,275	$510,125	$1,948,400

7. ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
			(Unaudited)
For the three months ended March 31, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions/(Reversals)	538,939	(45,438)	493,501
Ending balance	1,177,410	173,904	1,351,314
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,177,410	$173,904	$1,351,314

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
						(Unaudited)

Business loans	$49,492,719	$2,670,444	$2,235,852	$1,364,231	$143,788	$55,907,034
Personal loans	30,763,240	1,573,858	194,704	859,943	-	33,391,745
	$80,255,959	$4,244,302	$2,430,556	$2,224,174	$143,788	$89,298,779

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months ended March 31, 2014 and 2013, respectively.

9. Guarantee paid on behalf of guarantee service customers

	March 31, 2014	December 31, 2013
	(Unaudited)
Guarantee paid on behalf of guarantee service customers	$5,447,488	$1,082,486

Payments on behalf of guarantee service customers represents payment made by the Company to banks on behalf of eleven of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of March 31, 2014, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $891,434.

10. Other assets

Other assets as of March 31, 2014 and December 31, 2013 consisted of:

	March 31, 2014	December 31, 2013
	(Unaudited)
Prepaid bank service charges	119,293	181,641
Prepaid interest expense to bank	46,219	80,554
Prepaid issuance cost for second offering	91,000	-
Other prepaid expense	272,180	283,800
Other receivables	235,109	156,622
	$763,801	$702,617

Prepaid interest expense to banks represents prepaid borrowing costs for its short-term bank borrowings. The balance is amortized over the period of the bank borrowings which is within 12 months.

11. PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life below:

Property and equipment consist of the following:

	Useful Life (years)	March 31, 2014	December 31, 2013
		(Unaudited)
Furniture and fixtures	5	$23,009	$23,201
Vehicles	4	242,199	244,220
Electronic equipment	3	124,983	126,026
Leasehold improvement	3	179,908	181,410
Less: accumulated depreciation		(345,158)	(320,062)
Property and equipment, net		$224,941	$254,795

Depreciation expense totaled $27,951 and $26,494 for the three months ended March 31, 2014 and 2013, respectively.

12. SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	March 31, 2014	December 31, 2013
			(Unaudited)
Agricultural Bank Of China	Fixed annual rate of 6.00%	From September 26, 2013 to September 25, 2014	4,867,601	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 15, 2013 to October 14, 2014	4,867,601	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 18, 2013 to October 17, 2014	6,490,135	6,544,289
			$16,225,337	$16,360,721

As of March 31, 2014 and December 31, 2013, the short-term bank loans have maturity terms within 1 year. These loans were not guaranteed by any guarantors. The guarantee agreement was still under negotiation with the Bank.

Interest expense incurred on short-term loans for the three months ended March 31, 2014 and 2013 was $245,190 and $306,155, respectively.

13. DEPOSITS PAYABLE

Deposits payable are security deposit required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

14. UNEARNED INCOME FROM GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $208,400 and $482,029 as of March 31, 2014 and December 31, 2013, respectively.

15. OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2014 and December 31, 2013 consisted of:

	March 31, 2014	December 31, 2013
	(Unaudited)
Accrued payroll	$49,255	$459,623
Other tax payable	145,324	157,507
Other payable	10,933	11,943
	$205,512	$629,073

16. OTHER OPERATING EXPENSE

Other operating expense for the three months ended March 31, 2014 and 2013 consisted of:

	For the three months ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Depreciation	$27,951	$26,494
Travel expenses	14,740	7,796
Entertainment expenses	25,479	19,704
Promotion expenses	7,111	41,392
Legal and consulting expenses	136,121	130,245
Car expenses	24,435	24,405
Bank charges	63,996	98,734
Audit-related expenses	119,472	72,911
Insurance expenses	70,875	-
Other expenses	41,934	29,183
Total	$532,114	$450,864

17. EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with Chinese relevant regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $22,356 and $22,479 for the three months ended March 31, 2014 and 2013, respectively.

18. DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months ended March 31, 2014 and 2013, respectively.

19. CAPITAL TRANSACTION

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

19. CAPITAL TRANSACTION (CONTINUED)

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

On March 7, 2014, the Company issued an aggregate of 15,769 shares of Common Stock to one individual who is provider of certain investor relations services to the Company, at a par value of $0.001 and recorded it as a deferred expense and amortized over service tem.

As of March 31, 2014, there were 10,446,426 shares of Common Stock issued and outstanding.

Warrants

The IPO underwriters’ and their affiliates’ warrants to purchase an aggregate of  95,900 shares of common shares are exercisable at any time, and from time to time, in whole or in part, during the three-year period from February 10, 2014. The warrants are initially exercisable at a per share price of $6.50.

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

19. CAPITAL TRANSACTION (CONTINUED)

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

20. STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocate 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits.

21. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively:

	For The Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net income attributable to the common shareholders	$1,093,633	$1,569,868

Basic weighted-average common shares outstanding	10,434,862	9,000,000
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	10,434,862	9,000,000

Earnings per share:
Basic	$0.105	$0.174
Diluted	$0.105	$0.174

As of March 31, 2014 and December 31, 2013, the Company did not have dilutive securities outstanding.

22. INCOME TAXES AND TAX RECEIVABLE

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

Income tax receivable/ (payable) is comprised of:

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
Income tax payable	$-	$(164,806)
Income tax receivable	1,072,339	985,332
Total income tax receivable /(payable), net	$1,072,339	$820,526

Income tax payables represented enterprise income tax at a rate of 25% the Company accrued but not paid as of March 31, 2014 and December 31, 2013, respectively. And income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement.

Income tax expense is comprised of:

	For The Three Months Ended
	March 31,
	2014 (Unaudited)	2013 (Unaudited)

Current income tax	$184,725	$295,167
Deferred income tax	-	3,701
Total provision for income taxes	$184,725	$298,868

The effective tax rate for the three months ended March 31, 2014 and 2013 are 16.89% and 15.42%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy.  As of March 31, 2014 and December 31, 2013, the deferred tax liability amounted to $330,856 and $333,617, respectively.

As of March 31, 2014 and December 31, 2013, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

23. DUE FROM A NON-CONTROLLING SHAREHOLDER
	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
Due from a non-controlling shareholder	$1,143,886	$-

The Company transferred the amount to a non-controlling shareholder of China Commercial Credit, Inc. for the purpose of increasing the registered capital of Wujiang Luxiang. As of March 31, 2014, the necessary PRC government approvals to authorize such increase in the registered capital have not yet been received.

24. CONCENTRATION AND CREDIT RISKS

As of March 31, 2014 and December 31, 2013, the Company held cash of $5,197,772 and $9,405,865, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of March 31, 2014 and December 31, 2013.

25. COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018.  The following table sets forth the Company’s contractual obligations as of March 31, 2014 in future periods:

Rental payments
(Unaudited)
Within 1 year	$261,059
Within 1 – 2 years	261,059
Within 2- 3 years	261,059
Within 3-4 years	261,059
Within 4-5 years	130,530
Total	$1,174,766

25. COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20% .

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. During three month ended March 31, 2014, the Company was involved in 12 lawsuits, among which 8 were related to its loan business and 4 were related to guarantee business. The Company is the plaintiff asking for the recovery of delinquent balances to customers. 7 of these cases with an aggregated claim of $4.0 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 5 cases with an aggregated claim of $3.5 million have not been adjudicated by the Court as of March 31, 2014.

26. SUBSEQUENT EVENT

Contingencies

During the period from April 1, 2014 to the date of this report, the Company was involved in one new lawsuit, which is related to loan business. The Company is the plaintiff asking for the recovery of delinquent loan balance to the customer. This case with a claim of $0.77 million has not been adjudicated by the Court.

Additionally as of the report date, one case with a claim of $0.3 million has been adjudicated by the Court in favor of the Company which is in the process of enforcement.

Launch of a peer to peer online lending platform

In April 2014, the Company launched a peer to peer online lending platform designed to pair SME borrowers with willing lenders. The Company pairs prospective borrowers with lenders using our proprietary credit risk assessment system. The Company works with qualified guarantee providers who provide guarantees to the underlying loans.

Issuance of new shares

On April 9 and April 24, 2014, the Company issued an aggregate of 20,000 and 130,000 shares of Common Stock, respectively, to a consulting firm in consideration of certain management consulting and advisory services to be rendered by such firm. Such amounts are recorded as a deferred expense and amortized over the service term.

Closing of public offering

On May 7, 2014, the SEC declared effective the Company’s registration statement on Form S-1 (File No. 333-199360) (“Registration Statement”).  Pursuant to this Registration Statement, along with the accompanying prospectus, the Company registered an offering of 1,750,000 shares of common stock and accompanying warrants to purchase 875,000 shares of common stock at a price of $3.99 per share and $0.01 per accompanying warrant. On May 13, 2014, the Company closed the Offering and received gross proceeds of $6,601,544 and net proceeds of approximately $5,798,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors included in our prospectus filed on May 9, 2014 and  Note Regarding Forward-Looking Statements in this report.

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. Since our inception in October 2008, we have developed a large and growing number of borrowers in Wujiang City. As of March 31, 2014, we have built a $89.3 million portfolio of direct loans to 210 borrowers and a total of $42.3 million in loan guarantees for 53 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL is expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the three month ended March 31, 2013, PFL did not have any operations except for initial organizational activities.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Suzhou Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin.   Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and as a result, approximately 100% of the net income of Pride Online will be paid as a service fee to WFOE. Pride Online operates an online platform (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this quarterly report, Pride Online is in the beginning stages of operation.

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

Results of Operations

Three Months Ended March 31, 2014 as Compared to Three Months ended March 31,2013

CHINA COMMERCIAL CREDIT, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,		Change
	2014	2013	Amount	%
	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans	$2,856,474	$2,912,078	$(55,604)	-2%
Interests on deposits with banks	42,448	97,167	(54,719)	-56%
Total interest and fees income	2,898,922	3,009,245	(110,323)	-4%

Interest expense
Interest expense on short-term bank loans	(245,190)	(306,155)	60,965	-20%
Net interest income	2,653,732	2,703,090	(49,358)	-2%

Provision for loan losses	(588,180)	(488,216)	(99,964)	20%
Net interest income after provision for loan losses	2,065,552	2,214,874	(149,322)	-7%

Commissions and fees on financial guarantee services	298,310	411,209	(112,899)	-27%
(Under)/over provision on financial guarantee services	(309,853)	44,170	(354,023)	-802%
Commission and fees on guarantee services, net	(11,543)	455,379	(466,922)	-103%

Net Revenue	2,054,009	2,670,253	(616,244)	-23%

Non-interest income
Government incentive	-	25,775	(25,775)	-100%
Other non-interest income	120,960	-	120,960	>>100%
Total non-interest income	120,960	25,775	95,185	369%

Non-interest expense
Salaries and employee surcharge	(186,135)	(197,944)	11,809	-6%
Rental expenses	(65,750)	(64,037)	(1,713)	3%
Business taxes and surcharge	(112,612)	(114,447)	1,835	-2%
Other operating expenses	(532,114)	(450,864)	(81,250)	18%
Total non-interest expense	(896,611)	(827,292)	(69,319)	8%

Income Before Taxes	1,278,358	1,868,736	(590,378)	-32%
Income tax expense	(184,725)	(298,868)	114,143	-38%

Net Income	1,093,633	1,569,868	(476,235)	-30%

Earnings per Share- Basic and Diluted	$0.105	$0.174	$(0.069)	-40%

Weighted Average Shares Outstanding-Basic and Diluted	10,434,862	9,000,000	1,434,862	16%

Net Income	1,093,633	1,569,868	(476,235)	-30%
Other comprehensive income
Foreign currency translation adjustment	(807,627)	371,361	(1,178,988)	-317%
Comprehensive Income	$286,006	$1,941,229	$(1,655,223)	-85%

The Company’s net income for the three months ended March 31, 2014 was $1,093,633, representing a decrease of $476,235 or 30%, from $1,569,868 for the three months ended March 31, 2013. The decrease in net income for the three months ended March 31, 2014 was the net effect of the changes in the following components:

•	a decrease in net interest income of $49,358;

•	an increase in the provision for loan losses of $99,964;

•	a decrease in net commission and fees on guarantee services of $112,899;

•	an increase of provision on financial guarantee services of $354,023;

•	an increase in total non-interest expense of $69,319; and

•	a decrease in enterprise income tax of $114,143.

The following paragraphs discuss changes in the components of net income in greater details during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $49,358, or 2%, to $2,653,732 during the three month ended March 31, 2014, as compared to net interest income of $2,703,090 for the three months ended March 31, 2013.

The interest and fees on loans decreased by $55,604, or 2% from $2,912,078 for the three months ended March 31, 2013 to $2,856,474 for the three months ended March 31, 2014. The decrease is the net effect of decrease in effective weighted average loan interest rate from 15.01% for the loan portfolio as of March 31, 2013 to 14.40%  as of March 31, 2014. The reason for the decrease was due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent compared to eighteen percent previously permitted. For loan portfolio as of March 31, 2014, the interest income decreased during the three months ended March 31, 2014, against the increase of loan portfolio by $0.8 million from $88.5 million as of March 31, 2013 to $89.3 million as of March 31, 2014.

During the three months ended March 31, 2014, we added 44 new loans and the average loan size was approximately $344,000, as compared to 129 new loans with an average loan size of $351,000 during the three months ended March 31, 2013.

During the three month ended March 31, 2014, People’s Bank of China withdrew a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital.  Often unable to obtain bank loans, many SMEs have to borrow from so-called “underground” lenders.  “Underground” lenders, or shadow banks, take on various forms.  Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits during the three months ended March 31, 2014 which in turn generated interest income on deposits with banks of $42,448 as compared to $97,167 during the three months ended March 31, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks. In anticipation of the higher margin guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform, since the second half of 2013, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers.  As of March 31, 2014, the amount of restricted deposits was $7,202,559, a decrease of 43.5% as compared to $12,755,736 as of March 31, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short term bank loans decreased by $60,965, or 20%. This was mainly caused by a decrease of the total bank borrowing balance of $4.5 million, from $20.7 million as of March 31, 2013 to $16.2 million as of March 31, 2014. In both three months ended March 31, 2014 and 2013, there was no interest expense related to the loans from related parties, respectively, as a result of our effort to reduce related party transactions.

Provision for Loan Losses for Direct Lending

The Company’s provision for loan losses were $588,180 and $488,216 for the three months ended March 31, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans.   If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7.

Increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the three months ended March 31, 2014, more loans in category of “special mention” were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to settle the case. In order to speed up the collection of past due loans, we, engaged He-Partners Law Firm, the largest law firm in Suzhou City to represent us in the lawsuit cases.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.62%-3.60% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $411,209 for the three months ended March 31, 2013, to $298,310 for the three months ended March 31, 2014, representing a decrease of $112,899, or 27%.

As of March 31, 2014, we have provided guarantees for a total of $42.3 million underlying loans to approximately 53 borrowers, a reduction of 50% compared to March 31, 2013.  We expect to further reduce our traditional guarantee services as we increase similar services originated through the Kaixindai platform since the service fees generated by our traditional guarantee service are significantly less than the service fees expected to be generated by the new platform. As we were rated AAA by the Finance Office of Jiangsu Province in October 2013, we are permitted to provide guarantee services to borrowers on the Kaixindai platform.

Provision for Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $44,170 for the three months ended March 31, 2013, to an under provision of $309,853 for the three months ended March 31, 2014, representing an increase of $354,023.

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

Based on the past experience, we estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision for possible credit risk of its guarantee. Additionally we accrued allowance on matured but defaulted financial guarantee services. During the three months ended March 31, 2014, a number of our financial guarantee customers defaulted on their loans and we repaid the underlying loans. As of March 31, 2014, the outstanding repayment balance amounted to $5.4 million. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $44,170 for the three months ended March 31, 2013, to an under provision of $309,853 for the three months ended March 31, 2014, representing an increase of $354,023. We anticipate we can recover most of the repayment amount and anticipate the repayment will not continue to grow at the same rate in the following quarters.

 We accrued specific provision on the balance of repayment on behalf of defaulted customers according to “Five-Tier” principal. The Specific Reserve is based on the level of loss of each repayment after categorizing the repayment according to their risk.  According to the “Five-Tier Principle” set forth in the Provision Guidance, the guarantee are categorized as “special-mention”, “substandard”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-mention”, 25% for “substandard”, 50% for “doubtful” and 100% for “loss”.

Non-interest Expenses

Non-interest expenses increased from $827,292 for the three months ended March 31, 2013 to $896,611 for the three months ended March 31, 2014, representing an increase of $69,319 or 8%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase in other operating expenses of $81,250, or 18%. Other operating expenses were higher during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to a net effect of an increase in audit-related fees of $46,561, an increase in D&O insurance premium of $70,875 against a decrease in bank charge of $34,738.

Income Tax

Income taxes decreased from $298,868 for the three months ended March 31, 2013 to $184,725 for the three months ended March 31, 2014, representing a decrease of $114,143 or 38%. The decrease in income tax is mainly attributable to a decrease of income before tax of $590,378 or 32%, from $1,868,736 for the three months ended March 31, 2013 to $1,278,358 for the three months ended March 31, 2014.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and it is showing signs of slow-down. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $730,000 (or approximately RMB 4.5 million). We have also eliminated related party loans and extended more loans to agriculture related business since 2012.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability.  As of March 31, 2014, our business loan balance decreased by 1.26% as compared to that as of March 31, 2013, while personal loan balance decreased by 0.57% over such period.

The following table sets forth the classification of loans receivable as of March 31, 2014 and 2013, respectively:

	March 31, 2014		March 31, 2013
	(Unaudited)
	Amount	Percent of Total	Amount	Percent of Total

Business loans	$55,907,034	62.61%	$56,620,893	62.77%
Personal loans	33,391,745	37.39%	33,582,520	37.23%

Total Loans receivable, gross	89,298,779		90,203,413

Nonaccrual loans totaled $4.9 million, or 4.43% of total assets as of March 31, 2014, up from $2.8 million, or 2.49% of total assets, at December 31, 2013. The allowance for loan losses was $1.95 million, representing 2.18% of loans receivable and 39.93% of non-accrual loans as of March 31, 2014. As of December 31, 2013, the allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Nonaccrual loans	$4,879,645	$2,815,358
Allowance for loan losses	$1,948,400	$1,375,948
Loans receivable	$89,298,779	$90,203,413
Total assets	$110,110,115	$113,003,448
Nonaccrual loans to loans receivable	5.46%	3.12%
Nonperforming assets to total assets	4.43%	2.49%
Allowance for loan losses to loans receivable	2.18%	1.53%
Allowance for loan losses to non-accrual loans	39.93%	48.87%

Liquidity and Capital Resources

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans, and from public offering. As a result of our total cash activities, net cash decreased from $9,405,865 as of December 31, 2013 to $5,197,772 as of March 31, 2014.

We require cash for working capital, making loans, repayment of debt and guarantee, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that without the needs of future business expansion, our current working capital is sufficient to support our routine operations for the next nine months.

However, as a micro-credit company regulated by the Chinese Banking Regulatory Commission, we are prohibited from providing saving or checking services to our customers; our borrowing capacity from other financial institutions is also limited to 50% of our equity. Our currently available capital resources may not be sufficient to fund our anticipated expansion of our direct lending and guarantee business and the anticipated financial leasing business.

In order to meet the capital needs for our anticipated business expansion, we may take the following actions: (1) continue to improve our collection of loan receivable and interest receivable; (2) if necessary, raise additional capital through the sale of equity. On May 8th, 2014, our Company announced its offering of 1.75 million common shares to be priced at $4.00 per share and accompanying warrants. The public offering proceeds will used to start our financial leasing business. (3) enter into new, or refinance existing, short- and/or long term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our current shareholders. The incurrence of debt could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may be adversely affected.

In March 2014, approximately $5.6 million of the net proceeds raised in the initial public offering (“IPO”) have been transferred and have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31
	2014 (Unaudited)	2013 (Unaudited)
Net cash provided by operating activities	$700,142	$1,801,919
Net cash used in investing activities	$(3,526,847)	$(2,617,284)
Net cash used in financing activities	$(1,230,249)	$(27,763)
Effects of exchange rate changes on cash	$(151,139)	$7,324
Net cash outflow	$(4,208,093)	$(835,804)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2014, we had positive cash flow from operating activities of $700,142, a decrease of $1,101,777 from the three months ended March 31, 2013, during which we had cash flow from operating activities of $1,801,919. The net income for the three months ended March 31, 2014 decreased by $476,235 as compared to the three months ended March 31, 2013. The decrease in net cash provided by operating activities was the result of several factors, including:

•
An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $99,964 and the increase in the provision for financial guarantee services of $354,023.

•
A decrease in cash flow due to the increase in changes in interest receivable by $503,691. The interest receivable increased by $595,922 and $92,231 as of March 31, 2014 and 2013, respectively, as compared to December 31, 2013 and 2012. This is mainly attributable to significant increase in interest receivable overdue 90 days as of March 31, 2014.

•
A decrease in cash flow due to the increase in changes in net tax receivable by $309,334. The net tax receivable as of March 31, 2014 and 2013 increased by $260,526 and decreased by $48,808, respectively as compared to December 31, 2013 and 2012. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $3,526,847, as compared to net cash used in investing activities of $2,617,284 for the three months ended March 31, 2013. The cash used in investing activities for the three months ended March 31, 2014 was mainly used for repayment of defaulted customers in the financial guarantee service.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 totaled $1,230,249, as compared to net cash used in financing activities of $27,763 for the three months ended March 31,2013. The cash used in financing activities for the three months ended March 31, 2014 was mainly attributable to the money transferred to increase the registered capital of Wujiang Luxiang.

Contractual Obligations

As of March 31, 2014, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than	1-2 years	2-3 years	3-4 years	4-5 years	5 years
		1 year					and after
Contractual obligations:
Short term bank loans	$16,225,337	16,225,337	-	-	-	-
Operating lease	$1,174,766	261,059	261,059	261,059	261,059	130,530

	$17,400,103	16,486,396	261,059	261,059	261,059	130,530

(1)	The bank loans bear an average annual interest rate of 6.0%.

(2)
Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on September 30, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	March 31, 2014	December 31, 2013
	(Unaudited)
Guarantee	$42,340,018	$59,692,091

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

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of income and comprehensive income

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than six months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. The Company has not recorded a charge-off to date.

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

Recently issued accounting standards

The FASB has issued ASU, No. 2014-03, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps - Simplified Hedge Accounting Approach. This ASU gives private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of economically converting variable-rate interest payments to fixed-rate payments. This ASU provides for interest rate swaps when a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. The simplified hedge accounting approach will be effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this standard is not expected to have any impact on the Company’s financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risks included in the Company’s prospectus filed with the SEC on May 9, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2014, we issued a total of 15,769 shares of our Common Stock to Perceptive Programs, LLC in consideration of certain investor relations services rendered.

In April 2014, we issued a total of 150,000 shares of our Common Stock to Beyond Century Overseas Ltd in consideration of certain management consulting and advisory services to be rendered.

The above transactions were not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration set forth in Section 4(a)(2) thereof as a transaction by the Company not involving any public offering,.   These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act of 1933, as amended.

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

May 16, 2014	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Huichun Qin
Huichun Qin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
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