Form 10-Q
period 2014-06-30
China Commercial Credit Inc
filed 2015-02-17
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2015, 12,255,062 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	Our ability to satisfy the inquiry from NASDAQ in order to have our common stock resume trading;

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to effectively control the lending risk and collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

You should review the factors described in the section entitled “Risk Factors” herein and other documents we file from time to time with the SEC. We qualify all of our forward-looking statements by these cautionary statements.

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Cash	$7,399,767	$9,405,865
Restricted cash	3,988,679	10,784,960
Notes receivable	194,916	-
Loans receivable, net of allowance for loan losses $6,549,771 and $1,375,948 for June 30, 2014 and December 31, 2013, respectively,	84,713,786	88,827,465
Due from related parties	1,137,010	-
Due from a non-controlling shareholder	8,122	-
Interest receivable	1,455,685	1,124,734
Tax receivable, net	1,741,858	820,526
Property and equipment, net	197,204	254,795
Guarantee paid on behalf of guarantee service customers	8,841,659	1,082,486
Other assets	1,616,498	702,617
Total Assets	$111,295,184	$113,003,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$16,242,995	$16,360,721
Deposits payable	5,183,843	9,659,362
Unearned income from financial guarantee services	170,657	482,029
Accrual for financial guarantee services	2,457,260	588,740
Other current liabilities	142,441	629,073
Deferred tax liability	342,281	333,617
Total Liabilities	24,539,477	28,053,542
Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,246,812 and 10,430,657 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	12,247	10,431
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,394,175	52,704,107
Statutory reserve	5,442,150	5,442,150
Retained earnings	16,113,622	20,300,689
Accumulated other comprehensive income	5,794,575	6,493,591
Total Shareholders’ Equity	86,755,707	84,949,906
Total Liabilities and Shareholders’ Equity	$111,295,184	$113,003,448

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest income
Interests and fees on loans	$1,673 ,559	$3,275,026	$4,530,033	$6,187,104
Interests on deposits with banks	9,093	21,327	51,541	118,494
Total interest and fees income	1,682,652	3,296,353	4,581,574	6,305,598

Interest expense
Interest expense on short-term bank loans	(247,935)	(316,697)	(493,125)	(622,852)
Net interest income	1,434,717	2,979,656	4,088,449	5,682,746

Provision for loan losses	(4,607,866)	(352,872)	(5,196,046)	(841,088)
Net interest (loss) income after provision for loan losses	(3,173,149)	2,626,784	(1,107,597)	4,841,658

Commissions and fees on financial guarantee services	90,050	361,867	388,360	773,076
(Under) Over provision on financial guarantee services	(1,567,355)	104,530	(1,877,208)	148,700
Commission and fees on guarantee services, net	(1,477,305)	466,397	(1,488,848)	921,776

Revenue after loan expenses	(4,650,454)	3,093,181	(2,596,445)	5,763,434

Non-interest income
Government incentive	81,408	-	81,408	25,775
Other non-interest income	48,369	-	169,329	-
Total non-interest income	129,777	-	250,737	25,775

Non-interest expense
Salaries and employee surcharge	(222,268)	(146,931)	(408,403)	(344,875)
Rental expenses	(65,232)	(64,810)	(130,982)	(128,847)
Business taxes and surcharge	(45,776)	(143,142)	(158,388)	(257,589)
Other operating expenses	(600,380)	(419,506)	(1,132,494)	(870,370)
Total non-interest expense	(933,656)	(774,389)	(1,830,267)	(1,601,681)

(Loss) Income Before Taxes	(5,454,333)	2,318,792	(4,175,975)	4,187,528
Income tax expense	173,633	(354,969)	(11,092)	(653,837)
Net (Loss) Income	(5,280,700)	1,963,823	(4,187,067)	3,533,691

(Loss) Earnings per Share- Basic and Diluted	$(0.467)	$0.218	$(0.383)	$0.393

Weighted Average Shares Outstanding-Basic and Diluted	11,315,900	9,000,000	10,935,530	9,000,000

Net (Loss) Income	(5,280,700)	1,963,823	(4,187,067)	3,533,691
Other comprehensive income
Foreign currency translation adjustment	108,611	1,056,705	(699,016)	1,428,066
Comprehensive (Loss) Income	$(5,172,089)	$3,020,528	$(4,886,083)	$4,961,757

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(4,187,067)	$3,533,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,890	55,279
Provision for loan losses	5,196,046	841,088
Provision on financial guarantee services	1,877,208	(148,700)
Deferred tax expense	11,092	3,649
Changes in operating assets and liabilities:
Interest receivable	(339,850)	219,611
Tax receivable	(929,440)	(363,381)
Other assets	(8,169)	240,965
Unearned income from guarantee services	(308,635)	(137,701)
Other current liabilities	(392,592)	(120,035)
Net Cash Provided by Operating Activities	974,483	4,124,466

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(32 ,304,906)	(138,596,425)
Originated loans disbursement to related parties	(1,139,712)	-
Loans collection from third parties	30,355,559	134,476,939
Payment of loans on behalf of guarantees	(11,053,637)	-
Collection from guarantees for loan paid on behalf of guarantees	1,841,450	-
Deposit released from banks for financial guarantee services	8,660,612	4,629,533
Deposit paid to banks for financial guarantee services	(4,890,133)	(1,836,509)
Purchases of property and equipment	(15,191)	(58,758)
Net Cash Used in Investing Activities	(8,545,958)	(1,385,220)

Cash Flows From Financing Activities:
Issuance of Series A Preferred stocks	-	50,000
Issuance of Series B Preferred Stocks	-	70,000
Issuance cost of Series A and Series B Preferred Stocks	-	(12,744)
Proceeds from second public offering	6,601,544	-
Proceeds from exercise of underwriter over-allotment	25,000	-
Second public offering cost	(912,830)	(80,019)
Capital contribution from a shareholder	11,571	-
Cash disbursed to a non- controlling shareholder	(1,150,820)	-
Cash repaid from a non- controlling shareholder	1,135,940	-
Cash collected from a founder shareholder, net	-	41,000
Net Cash Provided by Financing Activities	5,710,405	68,237

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(145,028)	45,650

Net (Decrease) Increase In Cash and Cash Equivalents	(2,006,098)	2,853,133
Cash and Cash Equivalents at Beginning of Period	9,405,865	1,588,061
Cash and Cash Equivalents at End of Period	$7,399,767	$4,441,194

Supplemental Cash Flow Information
Cash paid for interest expense	$425,556	$622,852
Cash paid for income tax	$930,437	$1,016,497

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) is a company established under the laws of the PRC on October 21, 2008 and its shareholders consists of 11 companies established under the laws of the People's Republic of China (“PRC”) and 1 PRC individual, Mr. Qin Huichun, the Company's former CEO (collectively, the "Wujiang Luxiang Shareholders"). The Company is a microcredit company primarily engaged in providing direct loans and financial guarantee services to small-to-medium sized enterprises (“SMEs”), farmers and individuals in Wujiang City, Jiangsu Province, PRC.

On August 7, 2012, CCC entered into certain share exchange agreements with 16 PRC individuals, each of whom is the sole shareholder of a British Virgin Island company (collectively “16 BVI entities”), and the 16 BVI entities. These 16 PRC individuals represent the ultimate owners of the Wujiang Luxiang Shareholders.

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

Since at the time of the share exchange neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets, the share exchange shall be considered as a capital transaction in substance, rather than a business combination.

The share exchange is recorded as a “reverse recapitalization”, equivalent to the issuance of stock to the 16 BVI entities for the net monetary assets of CCC. The accounting for the transaction is identical to a reverse acquisition, except that no goodwill is recorded.

Management of the Company looked through the 16 BVI entities and treated the share exchange as a reverse merger between CCC and Wujiang Luxiang for accounting purposes, even though the share exchange was between CCC and the 16 BVI entities, because of the following reasons: (i) neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets; (ii) the 16 PRC individual, who are the owners of the 16 BVI entities, are the ultimate owners of Wujiang Luxiang, and (iii) the sole purpose of the share exchange was to issue approximately 90%  of pre-public offering CCC shares to the ultimate owners of the Wujiang Luxiang Shareholders.

VIE AGREEMENTS WITH WUJIANG LUXIANG

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

The significant terms of the VIE Agreements are summarized below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Wujiang Luxiang and WFOE, WFOE provides Wujiang Luxiang with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Wujiang Luxiang grants an irrevocable and exclusive option to WFOE to purchase from Wujiang Luxiang any or all of its assets at the lowest purchase price permitted under PRC laws. For services rendered to Wujiang Luxiang by WFOE under the Agreement, the service fee Wujiang Luxiang is obligated to pay shall be calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of Wujiang Luxiang.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by WFOE with 30-day prior notice. Wujiang Luxiang does not have the right to terminate the agreement unilaterally. WFOE may unilaterally extend the term of this agreement with prior written notice.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Share Pledge Agreement

Under the Share Pledge Agreement between the Wujiang Luxiang Shareholders and WFOE, the 12 Wujiang Luxiang Shareholders pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, shall be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. The Wujiang Luxiang Shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws. The Wujiang Luxiang Shareholders further agreed not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Wujiang Luxiang Shareholders irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Wujiang Luxiang. The option price is equal to the capital paid in by the Wujiang Luxiang Shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations.

Power of Attorney

Under the Power of Attorney, the Wujiang Luxiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:  (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang. The Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution, so long as the Wujiang Shareholder is a shareholder of the Company.

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

INCORPORATION OF PFL

On September 5, 2013, CCC HK established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of June 30, 2014, PFL did not have any significant operations except for initial organizational activities.

VIE AGREEMENTS WITH PRIDE INFORMATION

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Pride Information Technology Co. Ltd. (“Pride Information”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin. Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Information, including absolute control rights and the rights to the assets, property and revenue of Pride Information and as a result, approximately 100% of the net income of Pride Information shall be paid as a service fee to WFOE.

The contractual arrangements between WFOE, Pride Information and its sole shareholder, Mr. Huichun Qin, have substantially the same terms as those between WFOE, Wujiang Luxiang and its shareholders.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of June 30, 2014, Pride Information is in the beginning stage of operation and has generated minimum revenue.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of June 30, 2014, its results of operations for the three months and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three months and six months ended June 30, 2014 and 2013, there was no one customer that accounted for more than 10% of the Company's revenue.

(c) Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period.

(d) Cash

Cash consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains accounts at banks and has not experienced any losses from such concentrations.

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

(f) Loans receivable, net

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold such receivable for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of unearned income and allowance that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded in current year interests and fees on loans. The loans receivable portfolio consists of corporate loans and personal loans (Note 6). The Company does not charge loan origination and commitment fees.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of income and comprehensive income.

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

The interest reversed due to the above reason was $624,777 and $210,136  as of June 30, 2014 and December 31, 2013, respectively.

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

(j) Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, "Impairment or Disposal of Long-Lived Assets"(ASC 360-10) issued by the Financial Accounting Standards Board ("FASB"). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months and six months ended June 30, 2014 and 2013.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30, 2014 and December 31, 2013, financial instruments of the Company primarily comprise of cash, restricted cash, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

(l) Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$” or “U.S. dollars”), which is also the Company’s functional currency. The PRC subsidiaries maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

For financial reporting purposes, the financial statements of the Company prepared using RMB, are translated into the Company’s reporting currency, United States Dollars at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

	June 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1565	6.1122

	For the six months ended June 30,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1419	6.2437

(m) Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts (iii) accrual of estimated liabilities; and (iv) contingencies and litigation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.

(o) Financial guarantee service contracts

Financial guarantee contracts provide guarantees which protect the holder of a debt obligation against non-payment when due. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so when scheduled.

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

	June 30, 2014 (Unaudited)	December 31, 2013
Guarantee	$29,139,933	$59,692,091

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1 % of contract amount and made a provision of $291,399 as of June 30, 2014 for possible credit risk of its guarantees. Besides the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $2,165,861. The total accrual for financial guarantee services amounted to $2,457,260  and $588,740 as of June 30, 2014 and December 31, 2013, respectively. The Company reviews the provision on a quarterly basis.

(p) Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supply, etc.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accumulated other comprehensive income, as presented on the balance sheets, are the cumulative foreign currency translation adjustments.

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

(u) Recently issued accounting standards

The FASB issued ASU No. 2014-05, Service Concession Arrangements. A service concession agreement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. If elected, the accounting alternative should be applied to all leasing arrangements meeting the conditions in this ASU. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Wujiang Luxiang, and its ability to conduct its business may be materially and adversely affected.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

	June 30, 2014 (Unaudited)	December 31, 2013
Total assets	$103,166,814	$105,477,241
Total liabilities	24,565,148	28,053,542

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Revenue	$1,770,784	$3,658,220	$4,963,736	$7,078,674
Net (loss)/income	(4,879,905)	2,060,629	(3,641,869)	3,699,857

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS (CONTINUED)

1.2 Guarantee activities

The off-balance sheet commitments arising from guarantee activities carry similar credit risk to loans and the Company takes a similar approach on risk management.

Off-balance sheet commitments with credit exposures are also assessed and categorized with reference to the Guideline .

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

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $4.0 and $10.8 million as of June 30, 2014 and December 31, 2013, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 20% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans . The Company recorded the deposit received as “deposits payable” on the unaudited consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires.

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~18.0% and 9.6% ~ 21.6% for the six months ended June 30, 2014 and 2013, respectively.

6.1 Loans receivable consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013

Business loans	$56,134,831	$56,620,893
Personal loans	35,128,726	33,582,520
Total Loans receivable	91,263,557	90,203,413
Allowance for impairment losses
Collectively assessed	(6,549,771)	(1,375,948)
Individually assessed	-	-
Allowance for loan losses	(6,549,771)	(1,375,948)
Loans receivable, net	$84,713,786	$88,827,465

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.     LOANS RECEIVABLE, NET (CONTINUED)

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of June 30, 2014 and December 31, 2013, the Company had 103 and 105 business loan customers, and 106 and 112 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended June 30, 2014 and 2013, a provision of $4,607,866 and $352,872 were charged to the consolidated statement of income, respectively. For the six months ended June 30, 2014 and 2013, a provision of $5,196,046 and $841,088 were charged to the consolidated statement of income, respectively. No write-offs against allowances have occurred for these periods.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014 (Unaudited)	December 31, 2013

Business loans	$4,610,201	$1,866,436
Personal loans	2,041,745	948,922
	$6,651,946	$2,815,358

The following table represents the aging of loans as of June 30, 2014 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (Unaudited)

Business loans	$7,965,140	$4,610,201	$12,575,341	$43,559,490	$56,134,831
Personal loans	5,650,938	2,041,745	7,692,683	27,436,043	35,128,726
	$13,616,078	$6,651,946	$20,268,024	$70,995,533	$91,263,557

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$1,866,436	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	948,922	1,261,915	32,320,605	33,582,520
	$2,352,552	$2,815,358	$5,167,910	$85,035,503	$90,203,413

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.     LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of June 30, 2014 and December 31, 2013, respectively:

Five Categories	June 30, 2014 (Unaudited)%		December 31, 2013%

Pass	$ 65,47 2,914	71.7%	$85,035,503	94.2%
Special mention	6,946,074	7.6%	2,207,565	2.4%
Substandard	15,678,123	17.2%	867,118	1.0%
Doubtful	1,350,254	1.5%	1,948,240	2.2%
Loss	1,816,192	2.0%	144,987	0.2%
Total	$91,263,557	100%	$90,203,413	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of June 30, 2014:

	June 30, 2014
	Business Loans	Personal Loans	Total (Unaudited)
Guarantee backed loans	$51,501,759	$32,601,316	$84,103,075
Pledged assets backed loans	3,252,417	2,527,410	5,779,827
Collateral backed loans	1,380,655	-	1,380,655
	$56,134,831	$35,128,726	$91,263,557

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

Collateral Backed Loans

A collateral backed loan is a loan in which the borrower puts up an asset under their ownership, possession or control, as collateral for the loan. An asset usually is land use rights, inventory, equipment or buildings. The loan is secured against the collateral and we do not take physical possession of the collateral at the time the loan is made. We will verify ownership of the collateral and then register the collateral with the appropriate government entities to complete the secured transaction. In the event that the borrower defaults, we can then take possession of the collateral asset and sell it to recover the outstanding balance owed. If the sale proceeds of the collateral asset is not sufficient to pay off the debt, we will file a lawsuit against the borrower and seek judgment for the remaining balance.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.     LOANS RECEIVABLE, NET (CONTINUED)

Pledged Asset Backed Loans

Pledged asset backed loans are loans with pledged assets. The pledged assets are usually certificates of deposit. Lenders take physical possession of the pledged assets at the time the loan is made and do not need to register them with government entities to secure the loan. If the borrower defaults, we can sell the assets to recover the outstanding balance owed.

Both collateral loans and pledged loans are considered secured loans. The amount of a loan that lenders provide depends on the value of the collateral pledged. Beginning 2011, the Company does not provide unsecured loans.

Guarantee Backed Loans

A guaranteed backed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of June 30, 2014 and December 31, 2013, guaranteed loans make up 92.2% and 90.3% of our direct loan portfolio, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of June 30, 2014, the Company utilized Specific Reserve  in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSS (CONTINUED)

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended June 30, 2014 and 2013:

	Business Loans	Personal Loans	Total (Unaudited)
For the three months ended June 30, 2014
Beginning balance	$1,438,275	$510,125	$1,948,400
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	3,100,483	1,500,888	4,601,371
Ending balance	4,538,758	2,011,013	6,549,771
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$4,538,758	$2,011,013	$6,549,771

	Business Loans	Personal Loans	Total (Unaudited)
For the three months ended June 30, 2013
Beginning balance	$1,177,410	$173,904	$1,351,314
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	35,400	338,512	373,912
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2014 and 2013:

	Business Loans	Personal Loans	Total (Unaudited)
For the six months ended June 30, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	3,488,922	1,684,901	5,173,823
Ending balance	4,538,758	$2,011,013	$6,549,771
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$4,538,758	$2,011,013	$6,549,771

	Business Loans	Personal Loans	Total (Unaudited)
For the six months ended June 30, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	574,339	293,074	867,413
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.     ALLOWANCE FOR LOAN LOSS (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total (Unaudited)

Business loans	$38,743,441	$3,934,623,	$11,243,785	$1,127,725	$1,085,257	$56,134,831
Personal loans	26,729,473	3,011,451	4,434,338	222,529	730,935	35,128,726
	$65,472,914	$6,946,074	$15,678,123	$1,350,254	$1,816,192	$91,263,557

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months, such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and six months ended June 30, 2014 and 2013, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	June 30, 2014 (Unaudited)	December 31, 2013
Guarantee paid on behalf of guarantee service customers	$8,841,659	$1,082,486

Payments on behalf of guarantee service customers represents payment made by the Company to banks on behalf of eleven of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of June 30, 2014 and December 31, 2013, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $2,457,260  and $588,740, respectively.

10.	OTHER ASSETS

Other assets as of June 30, 2014 and December 31, 2013 consisted of:

	June 30, 2014 (Unaudited)	December 31, 2013
Prepaid bank service charges	$58,511	$181,641
Prepaid interest expense to bank	12,566	80,554
Prepaid issuance cost	59,062	-
Prepaid expenses to investor relationship service providers (Note 19 )	888,131	-
Other prepaid expense	149,546	283,800
Other receivables	448,682	156,622
	$1,616,498	$702,617

Prepaid interest expense to banks represents prepaid borrowing costs for its short-term bank borrowings. The balance is amortized over the period of the bank borrowings which is within 12 months.

Other receivables mainly represents the court filing fees and legal fees which will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life below:

Property and equipment consist of the following:

	Useful Life (years)	June 30, 2014 (Unaudited)	December 31, 2013
Furniture and fixtures	5	$23,034	$23,201
Vehicles	4	242,462	244,220
Electronic equipment	3	125,119	126,026
Leasehold improvement	3	180,106	181,410
Less: accumulated depreciation		(373,517)	(320,062)
Property and equipment, net		$197,204	$254,795

Depreciation expense totaled $27,939 and $28,785 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, depreciation expense totaled $55,890 and $55,279 respectively.

12.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	June 30, 2014 (Unaudited)	December 31, 2013
Agricultural Bank Of China	Fixed annual rate of 6.00%	From September 26, 2013 to September 25, 2014	4,872,899	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 15, 2013 to October 14, 2014	4,872,899	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 18, 2013 to October 17, 2014	6,497,197	6,544,289
			$16,242,995	$16,360,721

As of June 30, 2014 and December 31, 2013, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the three months ended June 30, 2014 and 2013 was $247,935 and $316,697, respectively, and $493,125 and $622,852 for the six months ended June 30, 2014 and 2013, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

14.	UNEARNED INCOME FROM GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $170,657 and $482,029 as of June 30, 2014 and December 31, 2013, respectively.

15.	OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2014 and December 31, 2013 consisted of:

	June 30, 2014 (Unaudited)	December 31, 2013
Accrued payroll	$15,380	$459,623
Other tax payable	115,204	157,507
Other payable	11,857	11,943
	$142,441	$629,073

16.	OTHER OPERATING EXPENSE

Other operating expense for the three and six months ended June 30, 2014 and 2013 consisted of:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Depreciation	$27,939	$28,785	$55,890	$55,279
Travel expenses	13,591	44,346	28,331	52,142
Entertainment expenses	7,432	12,023	32,911	31,727
Promotion expenses	-	41,892	7,111	83,284
Legal and consulting expenses	358,492	49,033	494,613	179,278
Car expenses	18,882	18,938	43,317	43,343
Bank charges	74,950	100,701	138,946	199,435
Audit-related expense	13,808	81,395	133,280	154,306
Insurance expense	70,875	-	141,750	-
Other expenses	14,411	42,393	56,345	71,576
Total	600,380	419,506	1,132,494	870,370

17.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $20,580 and $21,403 for the three months ended June 30, 2014 and 2013, respectively, and $42,936 and $43,882 for the six months ended June 30, 2014 and 2013, respectively

18.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and six months ended June 30, 2014 and 2013, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	CAPITAL TRANSACTION

Initial Public Offering

On August 16, 2013, the Company closed an initial public offering (“IPO”) of 1,370,000 shares of Common Stock. On August 26, 2013, the Company sold additional 45,657 shares of Common Stock from the exercise of the overallotment option of shares granted to the underwriters. The public offering price of the shares sold in the IPO was $6.50 per share. The total gross proceeds from the offering were $9.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $7.6 million.

Upon the consummation of the Company’s IPO on August 16, 2013, the Series A Stock and the Series B Stock (defined below) were automatically converted into shares of Common Stock.

Follow-on Public Offering

On May 13, 2014, the Company closed its second public offering (“Follow-on Offering”) of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase an additional 875,000 shares of Common Stock. The public offering price of the shares was $3.99 per share and the offering pricing for the warrants was $0.01 per warrant. 1,650,386 shares of Common Stock were newly issued by the Company and 99,614 shares of Common Stock were sold by certain selling stockholders. On June 12, 2014, the representative in the Follow-on Offering exercised its over-allotment option to purchase 252,000 warrants to purchase 126,250 shares of Common Stock. The total gross proceeds in the Follow-on Offering and the over-allotment were $6.6 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company and the proceeds to the selling stockholders, the aggregate net proceeds received by the Company totaled approximately $5.7 million.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

As of December 31, 2013, there were 10,430,657 shares of Common Stock issued and outstanding.

On March 7, 2014, the Company issued an aggregate of 15,769 shares of Common Stock to a certain investor relations  services provider to the Company, at a par value of $0.001 per share and recorded it as a deferred expense and amortized over service term. (Note 10)

On April 9 and April 24, 2014, the Company issued an aggregate of 20,000 and 130,000 shares of Common Stock, respectively, to one consulting firm in consideration of certain investor relations services to be rendered by such firm, at a par value of $0.001 per share  and recorded it as a deferred expense and amortized over service term. (Note 10)

On May 13, 2014, the Company closed the Follow-on Offering of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase 875,000 shares of Common Stock. Among the 1,750,000 shares of Common Stock, 1,650,386 shares were newly issued by the Company and 99,614 shares were offered by certain selling stockholders.

As of June 30, 2014, there were 12,246,812 shares of Common Stock issued and outstanding.

Warrants

The IPO underwriters’ and their affiliates’ received warrants to purchase an aggregate of 95,900 shares of Common Stock, which are exercisable at any time, and from time to time, in whole or in part, during the three-year period from February 10, 2014. The warrants are initially exercisable at a per share price of $6.50.

Warrants to purchase an aggregate of 875,000 shares of Common Stock were issued in the Follow-on Offering on May 13, 2014. The issuance price was $0.01 per warrant, and are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable  at a per share price of $5.60 .

Warrants to purchase 252,500 shares of Common Stock were issued to the underwriters in the Follow-on Offering. The warrants have a cashless exercise provision and are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable  at a per share price of $4.80.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. CAPITAL TRANSACTION (CONTINUED)

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Stock”) and 5,000,000 shares are designated as Series B Convertible Preferred Stock (the “Series B Stock”).

The Series A Stock ranked (i) prior to the Common Stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A Stock, and (ii) junior to any class or series of equity securities which by its terms ranked senior to the Series A Stock. The Series A Stock was subordinate to and ranked junior to all indebtedness of the Company. Each share of the Series A Stock was on the day on which the Company consummated its IPO, automatically and without any action on the part of the holder thereof converted into issued and outstanding shares of Common Stock beneficially owned by a consultant who received the shares on December 19, 2011. The number of shares of Common Stock issued upon conversion of the Series A Stock was equal to the purchase price of the Series A Stock divided by a per share conversion price of 50% of the price of a share of Common Stock in the IPO. No new shares were issued by the Company at the conversion. In addition, the holders were not permitted to convert their preferred stock prior to consummation of the IPO.

The Series B Preferred Stock ranked (i) prior to the Common Stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series B Preferred Stock and (ii) junior to any class or series of equity securities which by its terms ranked senior to the Series B Preferred Stock. The Series B Stock was subordinate to and ranked junior to all indebtedness of the Company. Each share of the Series B Stock was on the day on which the Company consummated its IPO, automatically and without any action on the part of the holder thereof converted into issued and outstanding shares of Common Stock beneficially owned by a consultant who received the shares on December 19, 2011. The number of shares of Common Stock issued upon conversion of the Series B Stock was equal to the purchase price of the Series B Stock divided by a per share conversion price of 25% of the price of a share of Common Stock in the IPO. No new shares were issued by the Company at the conversion. In addition, the holders were not permitted to convert their preferred stock prior to consummation of the IPO.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the six months ended June 30, 2014, the Company did not accrue the statutory reserve for the current loss position.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	(LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)

Net (loss) income attributable to the common shareholders	$(5,280,700)	$1,963,823	$(4,187,067)	$3,533,691

Basic weighted-average common shares outstanding	11,315,900	9,000,000	10,935,530	9,000,000
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	11,315,900	9,000,000	10,935,530	9,000,000

(Loss)earnings per share:
Basic	$(0.467)	$0.218	$(0.383)	$0.393
Diluted	$(0.467)	$0.218	$(0.383)	$0.393

As of June 30, 2014 and December 31, 2013, the Company did not have dilutive securities outstanding.

22.	INCOME TAXES AND TAX RECEIVABLE

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2014 and 2013, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Income tax receivable/ (payable) is comprised of:

	As of June 30, 2014 (Unaudited)	As of December 31, 2013

Income tax payable	$-	$(164,806)
Income tax receivable	1,741,858	985,332
Total income tax receivable /(payable), net	$1,741,858	$820,526

Income tax payable represented enterprise income tax at a rate of 25% that the Company accrued but had not paid as of June 30, 2014 and December 31, 2013, respectively. Income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax expense is comprised of:

	For The Six Months Ended
	June 30,
	2014 (Unaudited)	2013 (Unaudited)

Current income tax	$-	$650,187
Deferred income tax	11,092	3,650
Total provision for income taxes	$11,092	$653,837

The effective tax rate for the six months ended June 30, 2014 and 2013 was negative 0.27% and 15.02%, respectively the significant change in effective tax rate was due to the large provision for loans accrued during the period.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of June 30, 2014 and December 31, 2013, the deferred tax liability amounted to $342,282 and $333,617, respectively.

As of June 30, 2014 and December 31, 2013, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

23.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationships with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by major shareholders

2)	Related party transactions

Loans to related party consisted of the following:

	For The Six Months Ended
	June 30,
	2014 (Unaudited)	2013

Chunjia Textile	$1,137,010	$-

3)	Related party balances

Amount due from related party represents loan balances as follows:

	June 30, 2014 (Unaudited)	December 31, 2013

Chunjia Textile	$1,137,010	$-

The related party loan is subject to an annual interest rate of 14.4%. The amount was fully repaid in July 2014.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	CONCENTRATION AND CREDIT RISKS

As of June 30, 2014 and December 31, 2013, the Company held cash of $7,399,767 and $9,405,865, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of June 30, 2014 and December 31, 2013.

25.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018. The following table sets forth the Company’s contractual obligations as of June 30, 2014 in future periods:

Rental payments (Unaudited)

Within 1 year	$196,007
Within 1-2 years	261,343
Within 2-3 years	261,343
More than 3 years	326,679
Total	$1,045,372

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Guarantee Commitments

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

The Company is involved in various legal actions arising in the ordinary course of its business. During six month ended June 30, 2014, the Company was involved in 33 lawsuits, among which 21 were related to its loan business and 12 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers. 12 of these cases with an aggregated claim of $5.53 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 21 cases with an aggregated claim of $8.64 million have not been adjudicated by the Court as of June 30, 2014.

26.	SUBSEQUENT EVENTS

Contingencies

During the period from July 1, 2014 to the date of this report, the Company was involved in 41 new lawsuits, 31 of which are related to its loan business and 10 are related to its guarantee business. The Company initiated legal proceedings to collect delinquent loan balance from borrowers. Cases with a total claim of $1.15 million have been adjudicated by the court and cases with a total claim of $19.56 million are still at the initial stage of the litigation.

Departure and Appointment of Executive Officers

On August 21, 2014, Mr. Huichun Qin notified the Company of his resignation from the board of directors of the Company (the “Board”) and as the Chief Executive Officer of the Company effective immediately.

Simultaneously with above resignations, Mr. Huichun Qin also resigned from all positions he held with the Company’s subsidiaries and affiliated entities, including from the board of directors and as Chief Executive Officer and General Manager of Wujiang Luxiang, from the board of directors and as General Manager of WFOE and from the board of directors and as Chief Executive Officer of Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”). Both WFOE and PFL are indirectly owned subsidiaries of the Company and WFOE controls Wujiang Luxiang and PFL through a series of contractual arrangements. Effective August 21, 2014, the Board appointed Mr. Long Yi, the Company’s Chief Financial Officer, to serve as the interim Chief Executive Officer while the Company actively searched for a permanent Chief Executive Officer as well as replacements for the other vacancies created by Mr. Qin’s resignation. Effective August 21, 2014, the Board appointed Mr. Xinhua Sun as a director and the Chief Executive Officer and General Manager of Wujiang Luxiang. On December 29, 2014, the Board of Directors appointed Mr. Jingen Ling as the Chief Executive Officer and President of the Company and simultaneously Mr. Long Yi, the Chief Financial Officer of the Company, ceased to be the Interim Chief Executive Officer of the Company.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	SUBSEQUENT EVENTS (CONTINUED)

Completion of the Internal Review

Based on the Chief Financial Officer’s review of the books and records of the Company, the Company has made a preliminary determination that following the close of the fiscal quarter ended June 30, 2014, RMB 7 million (approximately $1.1 million) was transferred (the “Transfer at Issue”) from the bank account of WFOE, without authorization to the personal account of a former executive officer of the Company, who was still an executive officer at the time of the transfer. The funds were supposed to be used for the purpose of increasing the registered capital account of Wujiang Luxiang. The Company has sought return of the funds but to date has not recovered them. The Company’s Board of Directors explored all means, including legal avenues, to recover the funds and has formed a Special Committee to undertake an internal review of the circumstances surrounding the transfer

On January 26, 2014, the Special Committee notified the Board of Directors that the internal review surrounding the Transfer at Issue was completed. The internal review confirmed that Mr. Qin transferred RMB 7 million (approximately $1.1 million) from WFOE’s bank account to his personal bank account. The internal review team was unable to interview Mr. Qin. The missing funds have not yet been recovered and the Company has engaged local PRC counsel to assist in the matter.

During the internal review, the independent counsel examined whether other transfers had occurred that were similar to the Transfer at Issue, in that the Company’s funds were transferred to a related party in a manner that was not consistent with the Company’s corporate governance and internal control procedures. The independent counsel identified four transfers made by Mr. Qin that were not consistent with the Company’s corporate governance and internal control procedures. With respect to the first three transfers, all funds were either returned to the Company or applied to the Company’s business. With respect to the fourth transfer, the funds were used to increase the registered capital of Wujiang Luxiang, a variable interest entity the Company controls via a series of contractual arrangements, as intended and reflected in an application made to the PRC government for such increase of registered capital.

The internal review indicated that the Company’s control deficiencies contributed to the Transfer at Issue. The internal review also found that, since the discovery of the Transfer at Issue, the Company had taken various steps to improve its internal controls and procedures that apply to fund transfers. The internal review observed that such new controls and procedures appear to be much more thorough and comprehensive.

Legal Proceedings

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action is captioned Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, two purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought.

On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff and the Yun Group’s counsel as lead counsel.

On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.).

Under the schedule stipulated by the parties, the Yun Group is to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move is within 60 days of that filing. The Company and Mr. Levy anticipate that they will file a motion to dismiss the amended complaint. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the six and three months  ended June 30, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. As of June 30, 2014, we have built a $92.4 million portfolio of direct loans to 209 borrowers and a total of $29.1 million in loan guarantees for 31 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

Due to substantial increase in the amount of default loans in the loan guarantees business, the amount of underlying loans we guaranteed has been reduced by 51.2% as of June 30, 2014 compared to as of December 31, 2013. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has declined that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business if economic conditions improve in the future.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the six months ended June 30, 2014, PFL did not have any operations except for initial organizational activities. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate of $5.0 million (one with a monthly principle and interest income of $81,300 and the other with a quarterly principle and interest income of $341,463. We do not currently have further funds to deploy in the financial leasing business.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Suzhou Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin. Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and as a result, approximately 100% of the net income of Pride Online will be paid as a service fee to WFOE. Pride Online operates an online platform (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this quarterly report, Pride Online did not generate any income and management expect to terminate the contractual arrangements with Pride Online. The registered capital contributed to Pride Online by WFOE, after deduction of certain organizational costs and certain start-up operational expenses, will be returned to WFOE.

Key Factors Affecting Our Results of Operation

Our business and operating results are affected by China’s overall economic growth local, economic condition, market interest rate and the borrowers repayment ability. Unfavorable changes could affect the demand for the services that we provide and could materially and adversely affect our results of operations. Our results of operations are also affected by the regulations and industry policies related to the microcredit industry in the PRC.

Due to changes in the applicable microcredit lending regulations in Jiangsu Province, starting August 2012 we elected to charge no more than three times the PBOC Benchmark Rate. Prior to August 2012, we were allowed to charge up to four times the PBOC Benchmark Rate. The decrease in the PBOC Benchmark Rate and the revised restriction on the allowable points above PBOC Benchmark Rate have slowed our growth in net interest income.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

CHINA COMMERCIAL CREDIT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three Months Ended
	June 30,
	2014	2013	Amount	Change %
Interest income
Interests and fees on loans	1,673,559	3,275,026	(1,601,467)	-49%
Interests on deposits with banks	9,093	21,327	(12,234)	-57%
Total interest and fees income	1,682,652	3,296,353	(1,613,701)	-49%

Interest expense
Interest expense on short-term bank loans	(247,935)	(316,697)	68,762	-22%
Net interest income	1,434,717	2,979,656	(1,544,939)	-52%

Provision for loan losses	(4,607,866)	(352,872)	(4,254,994)	1206%
Net interest (loss) income after provision for loan losses	(3,173,149)	2,626,784	(5,799,933)	-221%

Commissions and fees on financial guarantee services	90,050	361,867	(271,817)	-75%
(Under) Over provision on financial guarantee services	(1,567,355)	104,530	(1,671,885)	-1599%
Commission and fees on guarantee services, net	(1,477,305)	466,397	(1,943,702)	-417%

Net (Loss) Revenue	(4,650,454)	3,093,181	(7,743,635)	-250%

Non-interest income
Government incentive	81,408	-	81,408	100%
Other non-interest income	48,369	-	48,369	100%
Total non-interest income	129,777	-	129,777	100%

Non-interest expense
Salaries and employee surcharge	(222,268)	(146,931)	(75,337)	51%
Rental expenses	(65,232)	(64,810)	(422)	1%
Business taxes and surcharge	(45,776)	(143,142)	97,366	-68%
Other operating expenses	(600,380)	(419,506)	(180,874)	43%
Total non-interest expense	(933,656)	(774,389)	(159,267)	21%

(Loss) Income Before Taxes	(5,454,333)	2,318,792	(7,773,125)	-335%
Income tax expense	173,633	(354,969)	528,602	-149%
Net (Loss) Income	(5,280,700)	1,963,823	(7,244,523)	-369%

(Loss) Earnings per Share- Basic and Diluted	(0.467)	0.218	(0.685)	-314%

Weighted Average Shares Outstanding-Basic and Diluted	11,315,900	9,000,000	2,315,900	26%

Net (Loss) Income	(5,280,700)	1,963,823	(7,244,523)	-369%
Other comprehensive income
Foreign currency translation adjustment	108,611	1,056,705	((948,094)	-90%
Comprehensive (Loss) Income	(5,172,089)	3,020,528	(8 ,192,617)	-271%

The Company’s net loss for the three months ended June 30, 2014 was $5,280,700 representing a decrease of $7,244,523, or 369%, from net income of $1,963,823 for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2014 was the net effect of the changes in the following components:

●       a decrease in net interest income of $1,544,939;

●       an increase in the provision for loan losses of $4,254,994

●       a decrease in net commission and fees from our guarantee business of $271,817;

●       an increase of provision on financial guarantee services of $1,671,885

●       an increase in other non-interest expense of $159,267; and

●       an increase in enterprise income tax of $528,602

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Net Interest income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $1,544,939 or 52%, to $1,434,717 during the three month ended June 30, 2014, as compared to net interest income of $2,979,656 for the three months ended June 30, 2013.

The decrease is due to the combined effect of: (1) decrease in effective weighted average loan interest rate from 14.57% for the loan portfolio as of June 30, 2013 to 14.36% as of June 30, 2014 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent compared to eighteen percent previously permitted; (2) reversal of interest income of $371,605 due from some long-aging customers according to interest waive agreement between Wujiang Luxiang and these customers; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers chose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers. When a borrower chooses to repay the principal and the interest due at the maturity of the loan term, the interest payments are only recognized as revenue when they are paid at the maturity of the loan.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. During the three months ended June 30, 2014, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. The number of new loans/renewed loans reduced from 326 as of June 30, 2013 to 92 as of June 30 2014 and as a result, the interest income declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits during the three months ended June 30, 2014 which in turn generated interest income on deposits with banks of $9,093 as compared to $21,327 during the three months ended June 30, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of June 30, 2014, the balance of restricted cash was $3,988,679, a decrease of 66.9% from $12,040,245 as of June 30, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short term bank loans decreased by $68,762, or 22%. This was mainly caused by a decrease of the total bank borrowing balance of $4.8 million, from $21.0 million as of June 30, 2013 to $16.2 million as of June 30, 2014. The aggregate amount of credit available to us under the line of credit we have with the Agriculture Bank of China remains unchanged as RMB100 million (approximately $16 million) as of June 30, 2014 and as of the date of this report.

Provision for Loan Losses

The Company’s provision for loan losses were $4,607,866 and $352,872 for the three months ended June 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7.

Increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the three months ended June 30, 2014,  more “special mention” loans were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to collect the outstanding balance from these customers. In order to speed up the collection of past due loans, we engaged He-Partners Law Firm, the largest law firm in Suzhou City to represent us in these lawsuits.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses substantially increased during this quarter.

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.62% multiplied by the amount of loans being guaranteed based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $361,867 for the three months ended June 30, 2013, to $90,050 for the three months ended June 30, 2014, representing a decrease of $271,817 or 75%.

As of June 30, 2014, we have provided guarantees for a total of $29.1 million underlying loans to approximately 31 borrowers, a reduction of 51.2%  as compared to December 31, 2013. We expect to further reduce our traditional guarantee services and gradually get out from this business, as the rate of fees and commissions generated from this service has been decreasing and the revenue does not justify the default risks involved.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $104,530 for the three months ended June 30, 2013, to an under provision of $1,567,355 for the three months ended June 30, 2014, representing an increase of $1,671,885.

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

Based on the past experience, we estimates the probable loss for immature financial guarantee services to be 1% of  contract amount and made a provision for possible credit risk of its guarantee. Additionally we accrued allowance on matured but defaulted financial guarantee services. During the three months ended June 30, 2014, a number of our financial guarantee customers defaulted on their loans and we repaid for the underlying loans. As of June 30, 2014, the outstanding repayment balance amounted to $8.8 million.

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the first six months of 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the three months ended June 30, 2014.

We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $104,530 for the three months ended June 30, 2013, to an under provision of $1,567,355 for the three months ended June 30, 2014, representing an increase of $1,671,885. We engaged He-Partners Law Firm, the largest law firm in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six months to one year upon adjudication by the Court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and the priority over the claim for the Company.

We accrued specific provision on the balance of repayment on behalf of defaulted customers according to “Five-Tier” principal. The Specific Reserve is based on the level of loss of each repayment after categorizing the repayment according to their risk. According to the “Five-Tier Principle” set forth in the Provision Guidance, the guarantees are categorized as “special-mention”, “substandard”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-mention”, 25% for “substandard”, 50% for “doubtful” and 100% for “loss”.

Non-interest expenses

Non-interest expenses increased from $774,389 for the three months ended June 30, 2013 to $933,656 for the three months ended June 30, 2014, representing an increase of $159,267 or 21%. Non-interest expenses primarily consisted of salary and benefits for employees, business tax and surcharge, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fees, and office supplies. The increase was mainly attributable to (1) salaries and employee surcharge, which increased by $75,337, and (2) an increase in other operating expenses of $180,874. Other operating expenses were higher during the three months ended June 30, 2014 as compared to the same period of 2013, primarily due to an increase in D&O insurance premium of $70,875 and an increase in legal and consulting expense of $309,459, netting off against a decrease in bank charges of $25,751, a decrease in promotion expense of $41,892 and a decrease in audit-related expenses of $67,587.

Income tax

Income taxes decreased from an income tax expense of $354,969 for the three months ended June 30, 2013 to an income tax credit  of $173,633 for the three months ended June 30, 2014, representing a decrease of $528,602. The decrease in income tax is mainly due to the decrease of pre-tax income for the three months ended June 30, 2014.

Six Months Ended June 30, 2014 as Compared to Six Months ended June 30, 2013

CHINA COMMERCIAL CREDIT, INC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Six Months Ended
	June 30,
	2014	2013	Amount	Change %
Interest income
Interests and fees on loans	4,530,033	6,187,104	(1,657,071)	-27%
Interests on deposits with banks	51,541	118,494	(66,953)	-57%
Total interest and fees income	4,581,574	6,305,598	(1,724,024)	-27%

Interest expense
Interest expense on short-term bank loans	(493,125)	(622,852)	129,727	-21%
Net interest income	4,088,449	5,682,746	(1,594,297)	-28%

Provision for loan losses	(5,196,046)	(841,088)	(4,354,958)	518%
Net interest (loss) income after provision for loan losses	(1,107,597)	4,841,658	(5,949,255)	-123%

Commissions and fees on financial guarantee services	388,360	773,076	(384,716)	-50%
(Under) Over provision on financial guarantee services	(1,877,208)	148,700	(2,025,908)	-1362%
Commission and fees on guarantee services, net	(1,488,848)	921,776	(2,410,624)	-262%

Net (Loss) Revenue	(2,596,445)	5,763,434	(8,359,879)	-145%

Non-interest income
Government incentive	81,408	25,775	55,633	216%
Other non-interest income	169,329	-	169,329	100%
Total non-interest income	250,737	25,775	224,962	873%

Non-interest expense
Salaries and employee surcharge	(408,403)	(344,875)	(63,528)	18%
Rental expenses	(130,982)	(128,847)	(2,135)	2%
Business taxes and surcharge	(158,388)	(257,589)	99,201	-39%
Other operating expenses	(1,132,494)	(870,370)	(262,124)	30%
Total non-interest expense	(1,830,267)	(1,601,681)	(228,586)	14%

(Loss) Income Before Taxes	(4,175,975)	4,187,528	(8,363,503)	-200%
Income tax expense	(11,092)	(653,837)	642,745	-98%
Net (Loss) Income	(4,187,067)	3,533,691	(7,720,758)	-218%

(Loss) Earnings per Share- Basic and Diluted	(0.383)	0.393	(0 .776)	-197%

Weighted Average Shares Outstanding-Basic and Diluted	10,935,530	9,000,000	1,935,530	22%

Net (Loss) Income	(4,187,067)	3,533,691	(7,720,758)	-218%
Other comprehensive income
Foreign currency translation adjustment	(699,016)	1,428,066	(2,127,082)	-149%
Comprehensive (Loss) Income	(4,886,083)	4,961,757	(9,847,840)	-198%

The Company’s net loss for the six months ended June 30, 2014 was $ 4,187,067, representing a decrease of $7,720,758 or 218%, from net income of $3,533,691 for the six months ended June 30, 2013. The decrease in net income for the six months ended June 30, 2014 was the net effect of the changes in the following components:

•	a decrease in net interest income of $1,594,297;
•	an increase in the provision for loan losses of $4,354,958;
•	a decrease in net commission and fees on guarantee services of $384,716;
•	an increase of provision on financial guarantee services of $2,025,908;
•	an increase in total non-interest expense of $228,586; and
•	a decrease in enterprise income tax of $642,745;

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $1,594,297, or 28% to $4,088,449 during the six months ended June 30, 2014, as compared to net interest income of $5,682,746 for the six months ended June 30, 2013.

The interest and fees on loans decreased by $1,657,071, or 27% from $6,187,104 for the six months ended June 30, 2013 to $4,530,033 for the six months ended June 30, 2014. The decrease is the combined effect of: (1) decrease in effective weighted average loan interest rate from 14.57% for the loan portfolio as of June 30, 2013 to 14.36% as of June 30, 2014 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent compared to eighteen percent previously permitted; (2) reversal of interest income of $371,605 due from some long-aging customers according to interest waive agreement between Wujiang Luxiang and these customers: and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers chooses to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers. When a borrower chose to repay the principal and the interest due at the maturity of the loan term, the interest payments are only recognized as revenue when they are paid at the maturity of the loan.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. During the three months ended June 30, 2014, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner.

During the six months ended June 30, 2014, we granted 92 loans and the average loan size was approximately $361,000, as compared to 326 loans with an average loan size of $429,000 during the six months ended June 30, 2013.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $51,541 during the six months ended June 30, 2014 as compared to $118,494 during the six months ended June 30, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of June 30, 2014, the balance of restricted cash was $3,988,679, a decrease of 66.9% from $12,040,245 as of June 30, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short term bank loans decreased by $129,727, or 21%. This was mainly caused by a decrease of total bank borrowing balance by $4.8 million from $21.0 million as of June 30, 2013 to $16.2 million as of June 30, 2014. During both six months ended June 30, 2014 and 2013, there was no interest expense related to the loans from related parties, as a result of our effort to reduce related party transactions.

Provision for Loan Losses

The Company’s provision for loan losses were $5,196,046 and $841,088 for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7.

Increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the six month ended June 30, 2014, there was an increase of $4.8 million in “special mention ” loans which are subject to a provision ratio of 2%. Besides more “special mention” loans were moved down to the “substandard” and “doubtful”  category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to settle the case. In order to speed up the collection of past due loans, we, engaged He-Partners Law Firm, the largest law firm in Suzhou City to represent us in these lawsuits.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses substantially increased during this quarter.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.62%-3.60% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $773,076 for the six months ended June 30, 2013 to $388,360 for the six months ended June 30, 2014, representing a decrease of $384,716, or 50%.

As of June 30, 2014, we have provided guarantees for a total of $29.1 million underlying loans to approximately 31 borrowers, a reduction of 51.2% compared to December 31, 2013 .

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $148,700 for the six months ended June 30, 2013, to an under provision of $1,877,208 for the six months ended June 30, 2014, representing an increase of $2,025,908.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the first six months of 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the six months ended June 30, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $148,700 for the six months ended June 30, 2013, to an under provision of $1,877,208 for the six months ended June 30, 2014, representing an increase of $2,025,908. We engaged He-Partners Law Firm, the largest law firm in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six months to one year upon adjudication by the Court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

We accrued specific provision on the balance of repayment on behalf of defaulted customers according to “Five-Tier” principal. The Specific Reserve is based on the level of loss of each loan after categorizing the loan according to their risk. According to the “Five-Tier Principle” set forth in the Provision Guidance, the guarantees are categorized as “special-mention”, “substandard”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-mention”, 25% for “substandard”, 50% for “doubtful” and 100% for “loss”.

Non-interest Expenses

Non-interest expenses increased from $1,601,681 for the six months ended June 30, 2013 to $1,830,267 for the six months ended June 30, 2014, representing an increase of $228,586 or 14%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase in salaries and employee surcharge by $63,528 and an increase of other operating expenses by $262,124, or 30%. Other operating expenses were higher during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to a net effect of an increase in legal and consulting fee of 315,335, an increase in D&O insurance premium of $141,750, against a decrease in bank charge of $60,489, a decrease in promotion fee of $76,173 and a decrease in travel expenses of $23,811.

Income Tax

Income taxes decreased from $653,837 for the six months ended June 30, 2013 to $11,092 for the six months ended June 30, 2014, representing a decrease of $642,745  or 98%. The decrease in income tax is mainly attributable to a decrease of income before tax of $8,363,503 or 200%, from $4,187,528 for the six month ended June 30, 2013 to a loss of $4,175,975 for the six months ended June 30, 2014.

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

We also keep the frequency of visits  to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers. Due to the bad economic condition of the first six months of 2014, we increased the frequency of our visits in order to better identify the potential default risk.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the six months ended June 30, 2014, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $490,000 (or approximately RMB 3.0 million). We have also eliminated related party loans and extended more loans to agriculture related business since 2012.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of June 30, 2014, our business loan balance decreased by 0.86% as compared to that as of Dec 31, 2013 while personal loan increased by 4.60%.

The following table sets forth the classification of loans receivable as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014 (Unaudited) Amount	Percent of Total	December 31, 2014 Amount	Percent of Total

Business loans	56,134,831	61.51%	56,620,893	62.77%
Personal loans	35,128,726	38.49%	33,582,520	37.23%

Total Loans receivable	91,263,557		90,203,413

Nonaccrual loans totaled $6.7 million, or 5.98% of total assets as of June 30, 2014, up from $2.8 million, or 2.49% of total assets, as of December 31, 2013. The allowance for loan losses was $6.55 million, representing 7.18% of loans receivable and 98.46% of non-accrual loans as of June 30, 2014. As of December 31, 2013, the allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013

Nonaccrual loans	$6,651,946	$2,815,358
Allowance for loan losses	$6,549,771	$1,375,948
Loans receivable	$91,263,557	$90,203,413
Total assets	$111,295,184	$113,003,448
Nonaccrual loans to loans receivable	7.29%	3.12%
Nonperforming assets to total assets	5.98%	2.49%
Allowance for loan losses to loans receivable	7.18%	1.53%
Allowance for loan losses to non-accrual loans	98.46%	48.87%

Since the beginning of 2014, the economic conditions in eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses substantially increased during this quarter.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans, and from public offerings of securities. As a result of our total cash activities, net cash decreased from $9,405,865 as of December 31, 2013 to $7,399,767 as of June 30, 2014.

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

In order to meet the capital needs for our continued operations, we may take the following actions: (1) continue to improve our collection of loan receivable and interest receivable; (2) if necessary, raise additional capital through the sale of equity; and/or (3) enter into new, or refinance existing, short- and/or long term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. On May 13, 2014, the Company closed its second public offering (“Follow-on Offering”) offering of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase 875,000 shares of Common Stock. The public offering price of the shares sold in the Follow-on Offering was $3.99 per share and the offering pricing for the warrants was $0.01 per warrant. 1,650,386 shares of Common Stock was newly issued by the Company and 99,614 shares of Common Stock were registered and sold by existing shareholders. The aggregate gross proceeds in the Follow-on Offering were $6.6 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company and the proceeds to the selling shareholders, the aggregate net proceeds received by the Company totaled approximately $5.7  million. The sale of additional equity securities, including convertible debt securities, would dilute our current shareholders. The incurrence of debt could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may be adversely affected.

In March 2014, approximately $5.7  million (RMB 30 million) of the net proceeds raised in our IPO was transferred and have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. In October 2014, approximately $5million (RMB 30.7 million) of the net proceeds raised in our follow-on offering was transferred to PFL to fund its operation.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013, respectively:

	For the six months Ended June 30
	2014 (Unaudited)	2013 (Unaudited)

Net cash provided by operating activities	$974,483	$4,124,466
Net cash used in investing activities	$(8,545,958)	$(1,385,220)
Net cash provided by financing activities	$5,710,405	$68,237
Effects of exchange rate changes on cash	$(145,028)	$45,650
Net cash (outflow) inflow	$(2,006,098)	$2,853,133

Net Cash Provided by Operating Activities

During the six months ended June 30, 2014, we had positive cash flow from operating activities of $ 974,483, a decrease of $ 3,149,983 from the six months ended June 30, 2013, during which we had cash flow from operating activities of $ 4,124,466. The net income for the six months ended June 30, 2014 decreased by $7,720,758 as compared to the Six months ended June 30, 2013. The decrease in net cash provided by operating activities was the result of several factors, including:

•	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $4,354,958 and the increase in the provision for financial guarantee services of $2,025,908.

•	A decrease in cash flow due to the increase in changes in interest receivable by $559,461. The interest receivable increased by $339,850 and $219,611 as of June 30, 2014 and 2013, respectively, as compared to December 31, 2013 and 2012. This is mainly attributable to a significant increase in interest receivable overdue 90 days as of June 30, 2014.

•	A decrease in cash flow due to the increase in changes in net tax receivable by $566,059. The net tax receivable as of June 30, 2014 and 2013 is $1,741,858 and $820,526, respectively. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $8,545,958, as compared to net cash used in investing activities of $1,385,220 for the six months ended June 30, 2013. The cash used in investing activities for the six months ended June 30, 2014 was mainly used for repayment of defaulted customers in the financial guarantee service.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 totaled $5,710,405, as compared to net cash used in financing activities of $68,237 for the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2014 was mainly attributable the net proceeds of $5.7 million received from issuance of common stock and warrants in the Follow-on Offering closed on May 13, 2014.

Contractual Obligations

As of June 30, 2014, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	16,242,995	16,242,995	-	-	-
Operating lease (2)	1,045,372	196,007	261,343	261,343	326,679

	17,288,367	16,439,002	261,343	261,343	326,679

(1)	The bank loans bear an average annual interest rate of 6.0%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on September 30, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

Off-Balance Sheet Arrangements

These financial guarantee contracts consist of providing guarantees to banks on behalf of borrowers to help them obtain loans from banks. The contract amounts reflect the extent of involvement the Company has in the guarantee business and also represents the Company’s maximum exposure to credit loss.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. Financial instruments whose contract amounts represent credit risk are as follows.

	June 30, 2014 (Unaudited)	December 31, 2013
Guarantee	$29,139,933	$59,692,091

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

Loans receivable, net

Loans receivable primarily represent loan amount due from customers that the management has the intent and ability to hold for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of unearned income and allowance that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded as interests and fees on loans. The loans receivable portfolio consists of business loans and personal loans. The Company does not charge loan origination and commitment fees.

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

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of June 30, 2014, the Company utilized Specific Reserve in the determination of the loan loss reserve as it is higher than the amount calculated based on the General Reserve.

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

Recently issued accounting standards

The FASB issued ASU No. 2014-05, Service Concession Arrangements. A service concession agreement is an arrangement between a public-sector entity and an operating entity under which the operating entity operates the grantor's infrastructure. This ASU specifies that an operating entity should not account for a service concession arrangement within the scope of this ASU as a lease in accordance with ASC 840 - Leases. An operating entity should refer to other ASUs as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession agreement should not be recognized as property, plant and equipment of the operating entity. The amendments in this ASU are effective using a modified retrospective approach for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. If elected, the accounting alternative should be applied to all leasing arrangements meeting the conditions in this ASU. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As the Company’s control deficiencies contributed to the transfer (“Transfer at Issue”) of RMB7 million (approximately $1.1 million) by the Company’s former CEO from the bank account of Wujiang Luxiang to his personal bank account without proper authorization, the Company has since taken various steps to improve its internal controls and procedures that apply to fund transfers. The internal review conducted by independent counsel engaged by the Special Committee of the Board of Directors observed that such new controls and procedures appear to be much more thorough and comprehensive.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in this quarterly report, we know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risks. You should carefully consider the following material risk factors and other information in this report before deciding to invest in our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously impacted. As a result, the trading price, if any, of our common stock could decline and you could lose part or all of your investment.

Risks Relating to Recent Events

Trading of our common stock on NASDAQ is currently suspended due to the NASDAQ’s request for additional information related to the Transfer at Issue. If we are not able to satisfy NASDAQ’s requests, then our shareholders may not have a liquid market to sell their shares.

On September 11, 2014, the NASDAQ Stock Market announced that trading was halted in the Company’s common stock for “additional information requested” from the Company and that trading will remain halted until the Company has fully satisfied NASDAQ’s request for additional information related to the unauthorized transfer of RMB 7 million (approximately $1.1 million) from the bank account of WFOE to the personal account of Mr. Huichun Qin, who was the Chairman of the Board and the CEO of the Company at the time of the transfer. The funds were supposed to be used for the purpose of increasing the registered capital account of Wujiang Luxiang. The Company has sought return of the funds but to date has not recovered them. The Company’s Board of Directors explored all means, including legal avenues, to recover the funds and formed a Special Committee to undertake an internal review of the circumstances surrounding the transfer and delegated and designated the necessary power, authority and resources to the Special Committee to expeditiously conduct such review, including utilizing legal counsel and other third-party experts to assist with the review. The internal review has been completed as of the date of this report and the Company has publicly disclosed the findings from the internal review. However, NASDAQ may request additional information related to the Transfer at Issue, which the Company may not be able to provide, in which case NASDAQ may not resume trading of our common stock and our stockholders may not have a liquid market in which to sell their shares.

We have received notices of non-compliance from NASDAQ related to our failure to timely file this report and the Form 10-Q for the quarter ended September 30, 2014. If we are not able to file these reports to the satisfaction of NASDAQ, then our shares of common stock will be delisted.

On November 19, 2014 the Company received a Nasdaq Staff Deficiency Letter indicating that, as a result of the Company’s failure to timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 ended September 30, 2014 (the “Late 10-Qs”), the Company failed to comply with the periodic filing requirements for continued listing set forth in Rule 5250(c)(1) of the Nasdaq Listing Rules. The Company submitted its plan to regain compliance to NASDAQ; in which the Company undertook to file the Late 10-Qs by February 17, 2015 (the “Plan Period”). Failure by us to file to Late 10-Qs by the end of the Plan Period may result in NASDAQ initiating delisting proceedings. If our common stock is delisted from NASDAQ and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer. The delisting of our common stock from NASDAQ may result in decreased liquidity, thereby making the trading of our common stock more difficult.

We are the subject of pending class action lawsuits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.

On August 6, 2014, a purported shareholder filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action alleges that the Company and its current and former officers and directors violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business.   On October 2, 2014, two other purported shareholders (the “Yun Group”) asserted substantially similar claims against the same defendants. Neither complaint states the amount of damages sought. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff and the Yun Group’s counsel as lead counsel. On December 29, 2014, the N.J. district court entered an order transferring the action to the Southern District of New York.  The transfer was effected on January 22, 2015. Under the schedule stipulated by the parties, the Yun Group is to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move is within 60 days of that filing.  The Company and Mr. Levy anticipate that they will file a motion to dismiss the amended complaint.  The Company believes that this lawsuit is without merit and intends to vigorously defend against it.  At this early stage of the proceedings, the Company is not able to estimate the probability of success or loss. For detailed description of this law suit, see Subsequent Event footnote on page 33 of this report.

While we believe the claims contained in these lawsuits to be without merit and intend to defend these cases vigorously, our efforts will be both expensive and time consuming and ultimately, due to the nature of the litigation, there can be no assurance that our efforts will be successful. In addition, our bylaws and our amended articles of incorporation require us to indemnify our directors for breaches of fiduciary duties, subject to certain limited exceptions. According to such documents, we are obligated to pay for certain costs and expenses of our directors and may be liable for substantial damages, costs and expenses if the plaintiffs prevail. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.  Such diversion of assets and potential monetary damages could have a material adverse effect on our financial conditions.

Risks Relating to Our Lending and Guarantee Business

Our limited operating history makes it difficult to evaluate our business and prospects.

Wujiang Luxiang commenced operations in October 2008 and has a limited operating history. As of June 30, 2014, we have built a $92.4 million portfolio of direct loans to 209 borrowers and a total of $29.1 million in loan guarantees for 31 borrowers. For the years ended December 31, 2013 and 2012, we generated $12,541,075 and $12,586,724 of net revenue with $7,704,970 and $8,312,469 of net income, respectively. However our growth rate since 2008 may not be indicative of our future performance. We may not be able to achieve similar results or grow at the same rate as we did in the past. In fact, we had a net loss of $5,280,700 for the three months ended June 30, 2014, representing a decrease of $7,244,523, or 369%, from net income of $1,963,823 for the three months ended June 30, 2013.

It is also difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the microcredit industry, may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

timely respond to the liquidity change driven by PBOC’s policy and manage the credit risk inherent to our loan and guarantee business;

●	obtain sufficient working capital and increase our registered capital to support expansion of our loan and guarantee portfolios;
●	comply with any changes in the laws and regulations of the PRC or local province that may affect our lending operations;
●	expand our borrowers base;
●	collect from default borrowers;
●	maintain adequate control of default risks and expenses allowing us to realize anticipated revenue growth;
●	implement our customer development, risk management and acquisition strategies and adapt and modify them as needed;
●	integrate any future acquisitions; and
●	anticipate and adapt to changing conditions in the Chinese lending industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and the unauthorized transfer of certain funds by our former chief executive officer have prevented us from using the entire proceeds from our initial public offering to increase the registered capital of Wujiang Luxiang.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by MOFCOM, or its local counterparts. The majority of the net proceeds from our initial public offering completed in August 2013, approximately $7 million,  is intended to increase the registered capital of Wujiang Luxiang and therefore its corresponding lending and guarantee capacity. Approximately $5.6 million of the net proceeds have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. An additional $1.4 million was supposed to be transferred from WFOE to Wujiang Luxiang to further increase its registered capital. $1.5 million of the proceeds was initially transferred to WFOE to be used for the registered capital requirements of WFOE. Due to the subsequent reduction of WFOE's registered capital requirement from $10 million to $100,000, $100,000 was supposed to remain at WFOE to satisfy its new registered capital requirement and the remaining $1.4 million was supposed to be used to further increase the registered capital of Wujiang Luxiang. However, as previously reported by the Company, RMB 7 million (approximately $1.1 million) was transferred from the bank account of WFOE to the personal account of Mr. Huichun Qin, the Company’s former CEO and Chairman of the Board. The Company has not been able to recover the missing funds. The delay and potential failure to use the remaining IPO proceeds to increase Wujiang Luxiang’s registered capital, currently prevents us from further expanding Wujiang Luxiang’s business.

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

There are inherent risks associated with our lending and guarantee activities, including credit risk, which is the risk that borrowers may not repay the outstanding loans balances in our direct loan business or that we may not recover the full amount of the payment we made to the lender in our guarantee business. As a microcredit company, we extend credits to SMEs, farmer and individuals. These borrowers generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have fewer financial resources to weather a downturn in the economy. Such borrowers may expose us to greater credit risks than lenders lending to larger, better-capitalized state-owned businesses with longer operating histories. Conditions such as inflation, economic downturn, local policy change, adjustment of industrial structure and other factors beyond our control may increase our credit risk more than such events would affect larger lenders. In addition, since we are only permitted to provide financial services to borrowers located in the city of Wujiang, our ability to geographically diversify our economic risks is limited by the local markets and economies. Also, decreases in local real estate value could adversely affect the values of the real property used as collateral in our direct loan and guarantee business. Such adverse changes in the local economy may have a negative impact on the ability of borrowers to repay their loans and the value of our collateral and our results of operations and financial condition may be adversely affected.

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

 Increases to the provision for loan losses and provision on financial guarantee services will cause our net income to decrease.

Our business is subject to fluctuations based on local economic conditions. These fluctuations are neither predictable nor within our control and may have a material adverse impact on our operations and financial condition. We may decide to increase our provision for loan losses and provision on financial guarantee services in light of the borrower’s repayment ability and/or the lack of clarity in the applicable banking regulations with regard to microcredit companies. The regulatory authority may also require an increase in the provision for loan losses and provision on financial guarantee services or the recognition of further loan charge-offs, based on judgments different from those of our management. Any increase in the provision for loan losses and provision on financial guarantee services will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

We lack significant product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Currently, our primary business activities include offering direct loans and providing guarantee services to our customers. If we are unable to maintain and grow the operating revenues from our business or develop additional revenue streams, our future revenues and earnings are not likely to grow and could decline. Our lack of significant product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

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

If we fail to implement and maintain an effective system of internal controls (or fail to remediate the deficiency/material weakness in our internal control over financial reporting that has been identified), we may be unable to accurately report our results of operations or prevent misstatements, and investor confidence and the market price of our common stock may be materially and adversely affected.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm is not required to and has not conducted an audit or assessment of our internal control over financial reporting. The internal review related to the Transfer at Issue indicated that the Company’s control deficiencies contributed to the Transfer at Issue. Since Mr. Qin had the sole authority to approve fund transfers, there was a lack of checks and balances over transfers. The internal review also found that, since the discovery of the Transfer at Issue, the Company has taken various steps to improve its internal controls and procedures that apply to fund transfers. The internal review observed that such new controls and procedures appear to be much more thorough and comprehensive. The Special Committee is currently reviewing the recommendations from the internal review and will recommend further enhancements to the internal control procedures and other remediation measures to the Board of Directors accordingly. Despite the remedies currently in place and to be taken by the Company, we do not have internal staff with sufficient U.S. GAAP knowledge and experience in the internal controls and disclosure controls and procedures. This may be deemed a material weakness in our internal control over financial reporting which may result in our inability to accurately report our financial results or prevent material misstatements.

Our business depends on the continuing efforts of members of our management. If we lose their services, our business may be severely disrupted.

Our business operations depend on the continuing efforts of members of our management. If one or more of our management were unable or unwilling to continue their employment with us, we might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, members of our management team may join a competitor or form a competing company. We may not be able to successfully enforce any contractual rights we have with our management team, in particular in China, where all of these individuals reside and where our business is operated through Wujiang Luxiang through various VIE Agreements. As a result, our business may be negatively affected due to the loss of one or more members of our management.

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

Risks Relating to Our Financial Leasing Business

We only generated a small amount of revenue from our financial leasing operations as of now and our financial leasing business plan may not be executed as planned.

We are currently at the initial stage of developing our financial leasing business. To date, we have generated approximately $66,000 of revenue for our financial leasing operations. The success of our financial leasing operations will highly depend upon our ability to obtain funds to deploy and successfully develop and market our financial leasing services to the targeted customers. We may not be able to develop our financial leasing business as planned and generate significant revenues. The revenue and income potential of our proposed financial leasing business is unproven and the lack of operating history makes it difficult to evaluate the future prospects of this business.

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

The success of our financial leasing business depends to a large extent upon the abilities and continued efforts of senior management. The loss of the services of one or more of the key members of our senior management before we are able to attract and retain qualified replacement personnel could have a material adverse effect on the development and success of our financial leasing business.

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

Risks Relating to Doing Business in China

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

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

We are a holding company and all of our operations are entirely conducted in the PRC. Although the PRC economy has grown in recent years, such growth may not continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our direct lending, guarantee and financial leasing services and may have a materially advserse effect on our business.

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

We are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to our loan and guarantee operations, capital structure, allowance for loan losses, among other things. These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments while enforced by different local authorities in the city of Wujiang. In addition, it is not clear whether microcredit companies are subject to certain banking regulations the state-owned and commercial banks are subject to, including the regulation with regard to loan loss reserves. Therefore the interpretation and implementation of such laws, rules and regulations may not be clear and occasionally we have to depend on oral inquiries with local government authorities. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, our business activities and growth may be adversely affected if we do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from ours taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If we were found to be not in compliance with these laws and regulations, we may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse affect on our business operation and profitability.

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

We may be subject to administrative sanctions in the event we are found to have charged excessive interest rates on some of the historical direct loans we extended.

During 2010, 2011 and 2012, we provided certain financing consulting services to an aggregate of approximately 114 individuals and companies and generated consulting fees of approximately US$693,555(RMB 4.6 million). According to the consulting arrangements we had with these parties, we agreed to provide consulting services such as advising on the applicable lending rules and regulations, making recommendations about financing plans, assisting the parties to complete and submit financing applications and providing general guidance in the capital raising process. Some of these clients were also borrowers. We also charged additional consulting fees when such borrowers asked to expedite the review and approval process of their loan applications, as such expedited lendings require funds to be allocated from other positions at an additional cost to us. The maximum interest rate a microcredit lender is allowed to charge on microcredit loans was four times the PBOC’s Benchmark Rate, according to Circular 23 and Several Opinion Regarding the Trial of Cases promulgated by Supreme Court of PRC. Although none of these loans had interest rates higher than four times the PBOC Benchmark Rate, the aggregate amount of interest we charged such borrower plus the consulting fee would exceed four times the PBOC Benchmark Rate if the consulting fees paid by these borrowers were deemed as additional interest payments. We believe such consulting fees were compensation payments for the consulting services we provided. Also we have stopped providing such consulting services since July 31, 2012 and we do not anticipate engaging in such consulting service in the foreseeable future. However, in the event the competent government authority determines these historical consulting fees were de facto interest payments, we may be found to have charged excessive rates on these loans and, as a result, we may be subject to sanctions by the government authority, which may include return of the excessive interest to affected borrowers, confiscation of illegal gains, fine, suspension of operation and/or revocation of our business license.

We may be subject to administrative sanctions in the event the extension we obtained on contribution of PFL’s registered capital is reversed or determined to be not effective or if we are not able to contribute the remainder of the registered capital as required.

Pursuant to Foreign Wholly-Owned Enterprise Law and relevant implementation rules, 15% of the U.S. $50 million registered capital of PFL is required to be contributed within initial three months of PFL obtaining its business license on September 5, 2013 and the remainder to be contributed within two years after the business license is granted. We did not make any contributions within the three month period since we expected to fund such contribution with the proceeds from the follow-on offering. Based on our oral inquiries with the local Commission of Commerce of Wujiang, we were told that the required initial installment would be reduced to 10% in 2014 and that the competent authority would refrain from taking specific administrative measures against us once the first installment of capital contribution is paid. In addition, we were told by Wujiang Economic and Technological Development Zone (“WETDZ”), where PFL is incorporated and located, that there will be no penalty for the delayed contribution of the first installment of the registered capital. In the event the orally granted extension or the advice we received from WETDZ is reversed or found to be not valid by a relevant authority, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time, or from $375,000 to $1,125,000 if none was contributed at the time of the sanction. We had contribute all of the net proceeds raised in the following-on offering to the registered capital requirement of PFL.

In addition, the new PRC Company Law that became effective on March 1, 2014, radically changed the registered capital requirements, including deleting the requirement to contribute the registered capital within certain time frames and the minimum registered capital requirement. However, it is unclear whether PFL will be subject to the loosened registered capital requirements under the new PRC Company Law and, as a result, be exempted from contributing the remainder of the registered capital within two years after the business license is granted. If it is later determined that PFL cannot enjoy the loosened registered capital requirement set forth in the new Company Law, we would have to contribute 85% of the then registered capital of PFL prior to September 4, 2015. In the event we are not able to make such contribution, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time, or from $2,125,000 to $6,375,000 if none of the remaining 85% was contributed at the time of the sanction.

Since we conduct substantially all of our operations in China, and almost all of our officers and directors reside outside the United States, our stockholders may face difficulties in protecting their interests and exercising their rights as a stockholder of CCC.

Although we are incorporated in Delaware, we conduct substantially all of our operations in China through Wujiang Luxiang, our consolidated VIE in China and PFL. All of our current officers and almost all of our directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. It may be difficult for you to conduct due diligence on the Company or such directors in your election of the directors and attend shareholders meeting if the meeting is held in China. We plan to have one shareholder meeting each year at a location to be determined, potentially alternating between United States and China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the United States.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon United States laws, including the federal securities laws or other foreign laws against us or our management.

Substantially all of our operations are conducted in China, and all of our assets are located in China. A majority of our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, Dacheng Law Firm, our counsel as to PRC law, advised us that it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

Dacheng Law Firm further advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws, national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Dacheng Law Firm also advised us that in the event that shareholders originate an action against a company without domicile in China for disputes related to contracts or other property interests, the PRC courts may accept a course of action if (a) the disputed contract was concluded or performed in the PRC, or the disputed subject matter is located in the PRC, (b) the company (as defendant) has properties that can be seized within the PRC, (c) the company has a representative organization within the PRC, (d) the parties choose to submit to jurisdiction of the PRC courts in the contract, or (e) the contract is executed or performed within the PRC. The action may be initiated by the shareholder through filing a complaint with the PRC courts. The PRC courts will determine whether to accept the complaint in accordance with the PRC Civil Procedures Law. The shareholder may participate in the action by itself or entrust any other person or PRC legal counsel to participate on behalf of such shareholder. Foreign citizens and companies will have the same right as PRC citizens and companies in an action unless such foreign country restricts the rights of PRC citizens and companies.

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

Effective January 1, 2008, the New Enterprise Income Tax Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform income tax rate of 25%. While the New Enterprise Income Tax Law equalizes the income tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. Pursuant to the Jiangsu Document No. 132 issued in November 2009, microcredit companies in Jiangsu Province are subject to a preferential tax rate of 12.5%. As a result, Wujiang Luxiang has been subject to the preferential income tax rate of 12.5% since its inception in 2008. The taxation practice implemented by the tax authority governing our business from 2008 through 2011 was that we paid enterprise income taxes at a rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority within five (5) months after December 31, the tax authority refunded us the excess enterprise income taxes we paid beyond the rate of 12.5% in tax credit. In 2013and 2012 the tax authority allowed us to pay enterprise income tax, on a monthly basis, at 12.5% for our income generated from our direct loan business and at 25% for income generated from our guarantee business. During the twelve month period ended December 31, 2013, we paid an aggregate $2,191,329 for income tax. We received a refund of $985,332 in April 2014. The refund is the difference between actual income tax prepayment, which is made at 25% for income generated from both our direct loan business and our guarantee business, and the income tax expense, which is calculated at 12.5% for direct loan and 25% for our guarantee business. In addition, Wujiang Luxiang has been subject to business tax at the preferential rate of 3% since its inception in 2008.

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

In addition, pursuant to an agreement PFL has with the WETDZ, PFL expects to receive from a financial award equal to 100% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the first five years following the date of its establishment, and will further receive a financial award equal to 50% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the following five years. PFL will receive a science and technology financial award from the WETDZ for up to approximately $325,000 (RMB 2 million) to be paid pro rata according to the actually contributed registered capital. In the event that the central government promulgates laws or regulations that expressly prohibit local governments from providing financial subsidies for enterprises’ income tax payment obligation, this agreement with WETDZ may be rendered illegal and/or unenforceable and therefore PFL’s business plan may be negatively affected.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, and our reputation and could result in a loss to our stockholders, especially if such matter cannot be addressed and resolved favorably.

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

Risks Relating to Our Corporate Structure

We conduct our lending and guarantee business through Wujiang Luxiang by means of contractual arrangements. If the PRC courts or administrative authorities determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between WFOE and each of Wujiang Luxiang. Although we were advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Wujiang Luxiang and their respective shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People's Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If WFOE, Wujiang Luxiang or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or WFOE, or Wujiang Luxiang fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of WFOE, or Wujiang Luxiang;
●	discontinuing or restricting the operations of WFOE or Wujiang Luxiang;
●	imposing conditions or requirements with which we, WFOE or Wujiang Luxiang may not be able to comply;
●	requiring us, WFOE or Wujiang Luxiang to restructure the relevant ownership structure or operations;
●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or
●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Wujiang Luxiang are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Wujiang Luxiang, revoking the business licenses or operating licenses of Wujiang Luxiang, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from overseas financings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

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

The Wujiang Luxiang Shareholders have potential conflicts of interest with us, which may adversely affect our business.

All ultimate individual shareholders of the 11 Chinese entities and Mr. Huichun Qin, which collectively own 100% of Wujiang Luxiang’s outstanding equity interests, or their representatives,  are beneficial owners of shares of common stock of CCC through their BVI entities.  Equity interests held by each of these shareholders in CCC is less than its interest in Wujiang Luxiang as a result of our introduction of outside investors as shareholders of CCC. In addition, such shareholders’ equity interest in our company will be further diluted as a result of any future offering of equity securities. As a result, conflicts of interest may arise as a result of such dual shareholding and governance structure.

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

If Wujiang Luxiang, or PFL fail to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and the foreign investment in the lending industry is restricted by local authorities. Numerous regulatory authorities of the central PRC government, provincial and local authorities are empowered to issue and implement regulations governing various aspects of the lending industry. Foreign investment in the financial leasing industry is also subject to foreign investment regulations. Each of Wujiang Luxiang and PFL are required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide their current services. These registered capital and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, Wujiang Luxiang and PFL may be required to obtain additional licenses. If we fail to obtain or maintain any of the required registered capital, licenses or approvals, our continued business operations in the lending, and leasing industries may subject us to various penalties, such as confiscation of illegal net revenue, fines and the discontinuation or restriction of our operations. Any such disruption in the business operations of Wujiang Luxiang or PFL will materially and adversely affect our business, financial condition and results of operations.

Risks Relating to Our Securities

Even if our common stock resumes trading, it may be thinly traded and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

