Form 10-Q/A
period 2014-06-30
China Commercial Credit Inc
filed 2015-03-12
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CHINA COMMERCIAL CREDIT, INC.

FORM 10-Q/A

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 12, 2015, the purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (the “Original 10-Q”), which we filed with the Commission on February 17, 2015, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q to reflect the changes made to the provision for loan losses and provision for financial guarantee services.

On March 9, 2015, the Audit Committee of the Board of Directors of China Commercial Credit, Inc. (the “Company”), determined that the interim financial statements at and for the three and six months ended June 30, 2014 included in the Original 10-Q should no longer be relied upon as a result of changes made in such financial statements related to the provision for loan losses and provision on financial guarantee services. We are therefore filing this Amendment No. 1 to correct such errors.

As several parts of the Original 10-Q are amended and/or restated by this Amendment No. 1, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amendment No. 1. Readers should therefore read and rely on this Amendment No. 1 in lieu of the Original 10-Q.

This Amendment No. 1 also contains currently dated officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as amended and/or restated by this Amendment No. 1, no other changes have been made to the Original 10-Q.  This Amendment No. 1 speaks as of the filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to such filing date.

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

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (As Restated-Note 2(v))	December 31, 2013
	(Unaudited)
ASSETS
Cash	$7,399,767	$9,405,865
Restricted cash	3,988,679	10,784,960
Notes receivable	194,916	-
Loans receivable, net of allowance for loan losses $15,161,985 and $1,375,948 for June 30, 2014 and December 31, 2013, respectively,	74,586,329	88,827,465
Due from related parties	1,137,010	-
Due from a non-controlling shareholder	8,122	-
Interest receivable	1,455,685	1,124,734
Tax receivable, net	1,741,858	820,526
Property and equipment, net	197,204	254,795
Guarantee paid on behalf of guarantee service customers	8,841,659	1,082,486
Other assets	1,616,498	702,617
Total Assets	$101,167,727	$113,003,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$16,242,995	$16,360,721
Deposits payable	5,183,843	9,659,362
Unearned income from financial guarantee services	170,657	482,029
Accrual for financial guarantee services	4,213,237	588,740
Other current liabilities	142,441	629,073
Deferred tax liability	342,281	333,617
Total Liabilities	26,295,454	28,053,542
Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,246,812 and 10,430,657 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	12,247	10,431
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,394,175	52,704,107
Statutory reserve	5,442,150	5,442,150
Retained earnings	4,201,940	20,300,689
Accumulated other comprehensive income	5,822,823	6,493,591
Total Shareholders’ Equity	74,872,273	84,949,906
Total Liabilities and Shareholders’ Equity	$101,167,727	$113,003,448

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (As Restated-Note 2(v)) (Unaudited)	2013 (Unaudited)	2014 (As Restated-Note 2(v)) (Unaudited)	2013 (Unaudited)
Interest income
Interests and fees on loans	$1,673,559	$3,275,026	$4,530,033	$6,187,104
Interests on deposits with banks	9,093	21,327	51,541	118,494
Total interest and fees income	1,682,652	3,296,353	4,581,574	6,305,598

Interest expense
Interest expense on short-term bank loans	(247,935)	(316,697)	(493,125)	(622,852)
Net interest income	1,434,717	2,979,656	4,088,449	5,682,746

Provision for loan losses	(14,759,397)	(352,872)	(15,347,577)	(841,088)
Net interest (loss)/ income after provision for loan losses	(13,324,680)	2,626,784	(11,259,128)	4,841,658

Commissions and fees on financial guarantee services	90,050	361,867	388,360	773,076
(Under)/Over provision on financial guarantee services	(3,327,506)	104,530	(3,637,359)	148,700
Commission and fees on guarantee services, net	(3,237,456)	466,397	(3,248,999)	921,776

Revenue after loan expenses	(16,562,136)	3,093,181	(14,508,127)	5,763,434

Non-interest income
Government incentive	81,408	-	81,408	25,775
Other non-interest income	48,369	-	169,329	-
Total non-interest income	129,777	-	250,737	25,775

Non-interest expense
Salaries and employee surcharge	(222,268)	(146,931)	(408,403)	(344,875)
Rental expenses	(65,232)	(64,810)	(130,982)	(128,847)
Business taxes and surcharge	(45,776)	(143,142)	(158,388)	(257,589)
Other operating expenses	(600,380)	(419,506)	(1,132,494)	(870,370)
Total non-interest expense	(933,656)	(774,389)	(1,830,267)	(1,601,681)

(Loss)/Income Before Taxes	(17,366,015)	2,318,792	(16,087,657)	4,187,528
Income tax expense	173,633	(354,969)	(11,092)	(653,837)
Net (Loss)/ Income	(17,192,382)	$1,963,823	$(16,098,749)	$3,533,691

(Loss)/ Earnings per Share- Basic and Diluted	$(1.52)	$0.22	$(1.47)	$0.39

Weighted Average Shares Outstanding-Basic and Diluted	11,315,900	9,000,000	10,935,530	9,000,000

Net (Loss)/Income	$(17,192,382)	$1,963,823	$(16,098,749)	$3,533,691
Other comprehensive income
Foreign currency translation adjustment	136,859	1,056,705	(670,768)	1,428,066
Comprehensive (Loss)/Income	$(17,055,523)	$3,020,528	$(16,769,517)	$4,961,757

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2014 (As Restated-Note 2(v)) (Unaudited)	2013 (Unaudited)
Cash Flows from Operating Activities:
Net (loss)/income	$(16,098,749)	$3,533,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,890	55,279
Provision for loan losses	15,347,577	841,088
Provision on financial guarantee services	3,637,359	(148,700)
Deferred tax expense	11,092	3,649
Changes in operating assets and liabilities:
Interest receivable	(339,850)	219,611
Tax receivable	(929,440)	(363,381)
Other assets	(8,169)	240,965
Unearned income from guarantee services	(308,635)	(137,701)
Other current liabilities	(392,592)	(120,035)
Net Cash Provided by Operating Activities	974,483	4,124,466

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(32,304,906)	(138,596,425)
Originated loans disbursement to related parties	(1,139,712)	-
Loans collection from third parties	30,355,559	134,476,939
Payment of loans on behalf of guarantees	(11,053,637)	-
Collection from guarantees for loan paid on behalf of guarantees	1,841,450	-
Deposit released from banks for financial guarantee services	8,660,612	4,629,533
Deposit paid to banks for financial guarantee services	(4,890,133)	(1,836,509)
Purchases of property and equipment	(15,191)	(58,758)
Net Cash Used in Investing Activities	(8,545,958)	(1,385,220)

Cash Flows From Financing Activities:
Issuance of Series A Preferred stocks	-	50,000
Issuance of Series B Preferred Stocks	-	70,000
Issuance cost of Series A and Series B Preferred Stocks	-	(12,744)
Proceeds from second public offering	6,601,544	-
Proceeds from exercise of underwriter over-allotment	25,000	-
Second public offering cost	(912,830)	(80,019)
Capital contribution from a shareholder	11,571	-
Cash disbursed to a non- controlling shareholder	(1,150,820)	-
Cash repaid from a non- controlling shareholder	1,135,940	-
Cash collected from a founder shareholder, net	-	41,000
Net Cash Provided by Financing Activities	5,710,405	68,237

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(145,028)	45,650

Net (Decrease) Increase In Cash and Cash Equivalents	(2,006,098)	2,853,133
Cash and Cash Equivalents at Beginning of Period	9,405,865	1,588,061
Cash and Cash Equivalents at End of Period	$7,399,767	$4,441,194

Supplemental Cash Flow Information
Cash paid for interest expense	$425,556	$622,852
Cash paid for income tax	$930,437	$1,016,497

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services as of this report date to be 1 % of contract amount and made a provision of $32,486 (as restated) as of June 30, 2014 for possible credit risk of its guarantees. Besides the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $4,180,751 (as restated). The total accrual for financial guarantee services amounted to $4,213,237 (as restated) and $588,740 as of June 30, 2014 and December 31, 2013, respectively. The Company reviews the provision on a quarterly basis.

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

(V) Restatement of the condensed consolidated Financial Statements

In February and March 2015, the Company revisited the classification of its loan and guarantee portfolio within its rating system and decided to test the adequacy of the allowances calculated thereby to reclassify certain loans into different categories. The Company reviewed each of the customers’ profile and loan documents. For customers with several loans with different due dates, if one loan was past due, we decided to reclassify all of this customer's loans as past due (even the other loans that are not mature yet). For extended loans, we re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. The Company also determined that accrual for the guarantee services should also be revised in the same manner as the loan accrual.

The Company assessed the customers’ financial conditions and other information in relation to the loan receivables and guarantee services in making determinations with respect to accounting adjustments reflected in the restated consolidated financial statements contained in this Form 10-Q/A.

These changes had the following impact for the six months ended June 30, 2014: the provision for loan losses increased by approximately $10.2 million, the provision for financial guarantee services increased by approximately $1.7 million and net loss increased by approximately $11.9 million. The following table sets forth the significant adjustments to the Company’s financial position and results of operations compared to the previously reported consolidated financial statements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive income (loss) as of June 30, 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	As Previously reported	As Restated	As Previously Reported	As Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Provision for loan losses	$(4,607,866)	$(14,759,397)	$(5,196,046)	$(15,347,577)
Net interest loss after provision for loan losses	(3,173,149)	(13,324,680)	(1,107,597)	(11,259,128)
Under provision on financial guarantee services	(1,567,355)	(3,327,506)	(1,877,208)	(3,637,359)
Commission and fees on guarantee services, net	(1,477,305)	(3,327,456)	(1,488,848)	(3,248,999)
Revenue after loan expenses	(4,650,454)	(16,562,136)	(2,596,445)	(14,508,127)
Loss Before Taxes	(5,454,333)	(17,366,015)	(4,175,975)	(16,087,657)
Net Loss	(5,280,700)	(17,192,382)	(4,187,067)	(16,098,749)
Loss per Share- Basic and Diluted	(0.47)	(1.52)	(0.38)	(1.47)
Foreign currency translation adjustment	108,611	136,859	(699,016)	(670,768)
Comprehensive Loss	(5,172,089)	(17,055,523)	(4,886,083)	(16,769,517)

The effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2014 are as follows:

	As of June 30, 2014
	As Previously Reported (Unaudited)	As Restated (Unaudited)
Loans receivable, net of allowance for loan losses	$84,713,786	$74,586,329
Total Assets	111,295,184	101,167,727
Accrual for financial guarantee services	2,457,260	4,213,237
Total Liabilities	24,539,477	26,295,454
Retained earnings	16,113,622	4,201,940
Accumulated other comprehensive income	5,794,575	5,822,823
Total Shareholders’ Equity	86,755,707	74,872,273
Total Liabilities and Shareholders’ Equity	111,295,184	101,167,727

The effects of the restatement on the Company’s consolidated statements of cash flows as of June 30, 2014 are as follows:

	For the Six Months Ended
	June 30, 2014
	As Previously Reported	As Restated
	(Unaudited)	(Unaudited)

Net (loss)/income	$(5,196,046)	$(16,098,749)
Provision for loan losses	(5,196,046)	(15,347,577)
Provision on financial guarantee services	(1,877,208)	(3,637,359)

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

	June 30, 2014 (As Restated) (Unaudited)	December 31, 2013
Total assets	$93,039,357	$105,477,241
Total liabilities	26,321,125	28,053,542

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014 (As Restated) (Unaudited)	2013 (Unaudited)	2014 (As Restated) (Unaudited)	2013 (Unaudited)
Revenue	$1,770,784	$3,658,220	$4,963,736	$7,078,674
Net (loss)/income	(16,791,587)	2,060,629	(15,553,551)	3,699,857

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

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~18.0% and 9.6% ~ 21.6% for the six months ended June 30, 2014 and 2013, respectively.

6.1 Loans receivable consist of the following:

	June 30, 2014 (As Restated)	December 31, 2013
	(Unaudited)
Business loans	$55,350,523	$56,620,893
Personal loans	34,397,791	33,582,520
Total Loans receivable	89,748,314	90,203,413
Allowance for impairment losses
Collectively assessed	(15,161,985)	(1,375,948)
Individually assessed	-	-
Allowance for loan losses	(15,161,985)	(1,375,948)
Loans receivable, net	$74,586,329	$88,827,465

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.     LOANS RECEIVABLE, NET (CONTINUED)

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of June 30, 2014 and December 31, 2013, the Company had 101 and 105 business loan customers, and 104 and 112 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended June 30, 2014 and 2013, a provision of $14,759,397 (as restated) and $352,872 were charged to the consolidated statement of income, respectively. For the six months ended June 30, 2014 and 2013, a provision of $15,347,577 (as restated) and $841,088 were charged to the consolidated statement of income, respectively. No write-offs against allowances have occurred for these periods.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014 (As Restated)	December 31, 2013
	(Unaudited)
Business loans	$11,791,033	$1,866,436
Personal loans	6,961,748	948,922
	$18,752,781	$2,815,358

The following table represents the aging of loans as of June 30, 2014 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans (As Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Business loans	$7,965,140	$3,825,893	$11,791,033	$43,599,490	$55,350,523
Personal loans	5,650,938	1,310,810	6,961,748	27,436,043	34,397,791
	$13,616,078	$5,136,703	$18,752,781	$70,995,533	$89,748,314

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$1,866,436	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	948,922	1,261,915	32,320,605	33,582,520
	$2,352,552	$2,815,358	$5,167,910	$85,035,503	$90,203,413

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.     LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of June 30, 2014 and December 31, 2013, respectively:

Five Categories	June 30, 2014 (As Restated)	% (As Restated)	December 31, 2013%
	(Unaudited)
Pass	$61,626,574	68.7%	$85,035,503	94.2%
Special mention	-	0%	2,207,565	2.4%
Substandard	609,112	0.7%	867,118	1.0%
Doubtful	27,463,899	30.6%	1,948,240	2.2%
Loss	48,729	0.1%	144,987	0.2%
Total	$89,748,314	100%	$90,203,413	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of June 30, 2014:

	June 30, 2014
	Business Loans	Personal Loans	Total (As Restated)
	(Unaudited)	(Unaudited)	(Unaudited)
Guarantee backed loans	$50,717,451	$31,870,381	$82,587,832
Pledged assets backed loans	3,252,417	2,527,410	5,779,827
Collateral backed loans	1,380,655	-	1,380,655
	$55,350,523	$34,397,791	$89,748,314

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

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

Guarantee Backed Loans

A guaranteed backed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of June 30, 2014 and December 31, 2013, guaranteed loans make up 91.6% (as restated) and 90.3% of our direct loan portfolio, respectively.

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended June 30, 2014 and 2013:

	Business Loans	Personal Loans	Total (As Restated)
For the three months ended June 30, 2014	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$1,438,275	$510,125	$1,948,400
Charge-offs	(784,308)	(730,935)	(1,515,243)
Recoveries	-	-	-
Provisions	9,475,422	5,253,406	14,728,828
Ending balance	10,129,389	5,032,596	15,161,985
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$10,129,389	$5,032,596	$15,161,985

	Business Loans	Personal Loans	Total
For the three months ended June 30, 2013	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$1,177,410	$173,904	$1,351,314
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	35,400	338,512	373,912
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2014 and 2013:

	Business Loans	Personal Loans	Total (As Restated)
For the six months ended June 30, 2014	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(784,308)	(730,935)	(1,515,243)
Recoveries	-	-	-
Provisions	9,863,861	5,437,419	15,301,280
Ending balance	10,129,389	5,032,596	15,161,985
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$10,129,389	$5,032,596	$15,161,985

	Business Loans	Personal Loans	Total
For the six months ended June 30, 2013	(Unaudited)	(Unaudited)	(Unaudited)
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	574,339	293,074	867,413
Ending balance	1,212,810	512,416	1,725,226
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,212,810	$512,416	$1,725,226

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.     ALLOWANCE FOR LOAN LOSS (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total (As Restated) (Unaudited)

Business loans	$36,518,152	$-	$487,290	$18,345,081	$-	$55,350,523
Personal loans	25,108,422	-	121,822	9,118,818	48,729	34,397,791
	$61,626,574	$-	$609,112	$27,463,899	$48,729	$89,748,314

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014 (As Restated) (Unaudited)	2013 (Unaudited)	2014 (As Restated) (Unaudited)	2013 (Unaudited)

Net (loss) income attributable to the common shareholders	$(17,192,382)	$1,963,823	$(16,098,749)	$3,533,691

Basic weighted-average common shares outstanding	11,315,900	9,000,000	10,935,530	9,000,000
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	11,315,900	9,000,000	10,935,530	9,000,000

(Loss)earnings per share:
Basic	$(1.52)	$0.22	$(1.47)	$0.39
Diluted	$(1.52)	$0.22	$(1.47)	$0.39

As of June 30, 2014 and December 31, 2013, the Company did not have dilutive securities outstanding.

22.	INCOME TAXES AND TAX RECEIVABLE

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

Income tax receivable/ (payable) is comprised of:

	June 30, 2014 (Unaudited)	December 31, 2013

Income tax payable	$-	$(164,806)
Income tax receivable	1,741,858	985,332
Total income tax receivable, net	$1,741,858	$820,526

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

The Company is involved in various legal actions arising in the ordinary course of its business. During six month ended June 30, 2014, the Company was involved in 36 lawsuits, among which 24 were related to its loan business and 12 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers. 27 of these cases with an aggregated claim of $10.17 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 9 cases with an aggregated claim of $8.64 million have not been adjudicated by the Court as of June 30, 2014.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

CHINA COMMERCIAL CREDIT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three Months Ended
	June 30,
	2014 (As Restated)	2013	Amount	Change %
Interest income
Interests and fees on loans	$1,673,559	$3,275,026	$(1,601,467)	(49)%
Interests on deposits with banks	9,093	21,327	(12,234)	(57)%
Total interest and fees income	1,682,652	3,296,353	(1,613,701)	(49)%

Interest expense
Interest expense on short-term bank loans	(247,935)	(316,697)	68,762	(22)%
Net interest income	1,434,717	2,979,656	(1,544,939)	(52)%

Provision for loan losses	(14,759,397)	(352,872)	(14,406,525)	(4083)%
Net interest (loss)/income after provision for loan losses	(13,324,680)	2,626,784	(15,951,464)	(607)%

Commissions and fees on financial guarantee services	90,050	361,867	(271,817)	(75)%
(Under)/Over provision on financial guarantee services	(3,327,506)	104,530	(3,432,036)	(3283)%
Commission and fees on guarantee services, net	(3,237,456)	466,397	(3,793,853)	(813)%

Revenue after loan expenses	(16,562,136)	3,093,181	(19,655,317)	(635)%

Non-interest income
Government incentive	81,408	-	81,408	100%
Other non-interest income	48,369	-	48,369	100%
Total non-interest income	129,777	-	129,777	100%

Non-interest expense
Salaries and employee surcharge	(222,268)	(146,931)	(75,337)	51%
Rental expenses	(65,232)	(64,810)	(422)	1%
Business taxes and surcharge	(45,776)	(143,142)	97,366	(68)%
Other operating expenses	(600,380)	(419,506)	(180,874)	43%
Total non-interest expense	(933,656)	(774,389)	(159,267)	21%

(Loss)/Income Before Taxes	(17,366,015)	2,318,792	(19,684,807)	(849)%
Income tax expense	173,633	(354,969)	528,602	(149)%
Net (Loss)/Income	$(17,192,382)	$1,963,823	$(19,156,205)	(975)%

(Loss)/Earnings per Share- Basic and Diluted	$(1.52)	$0.22	$(1.74)	(797)%

Weighted Average Shares Outstanding-Basic and Diluted	11,315,900	9,000,000	2,315,900	26%

Net (Loss)/Income	(17,192,382)	1,963,823	(19,156,205)	(975)%
Other comprehensive income
Foreign currency translation adjustment	136,859	1,056,705	(919,846)	(87)%
Comprehensive (Loss)/Income	$(17,055,523)	$3,020,528	$(20,076,051)	(665)%

The Company’s net loss for the three months ended June 30, 2014 was $17,192,382 representing a decrease of $19,156,205, or 975%, from net income of $1,963,823 for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2014 was the net effect of the changes in the following components:

●       a decrease in net interest income of $1,544,939;

●       an increase in the provision for loan losses of $14,406,525

●       a decrease in commission and fees from our guarantee business of $271,817;

●       an increase of provision on financial guarantee services of $3,432,036

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

Provision for Loan Losses

In February and March 2015, the Company revisited the classification of its loan and guarantee portfolio within its rating system and decided to test the adequacy of the allowances calculated thereby to reclassify certain loans into different categories. The Company reviewed each of the customers’ profile and loan documents. For customers with several loans with different due dates, if one loan was past due, we decided to reclassify all of this customer's loans as past due (even the other loans that are not mature yet). For extended loans, we re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. The Company also determined that accrual for the guarantee services should also be revised in the same manner as the loan accrual. The above mentioned method to revise the five tier classification will be applied in the future.

The Company’s provision for loan losses were $14,759,397 (as restated) and $352,872 for the three months ended June 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7.

Increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the three months ended June 30, 2014, more “special mention” or “pass” loans were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to collect the outstanding balance from these customers. In order to speed up the collection of past due loans, we engaged He-Partners Law Firm, one of the largest law firm in Suzhou City to represent us in these lawsuits.

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

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $104,530 for the three months ended June 30, 2013, to an under provision of $3,327,506 (as restated) for the three months ended June 30, 2014, representing an increase of $3,432,036.

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

We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $104,530 for the three months ended June 30, 2013, to an under provision of $3,327,506 for the three months ended June 30, 2014, representing an increase of $3,432,036. We engaged He-Partners Law Firm, the largest law firm in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six months to one year upon adjudication by the Court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and the priority over the claim for the Company.

We accrued specific provision on the balance of repayment on behalf of defaulted customers according to “Five-Tier” principal. The Specific Reserve is based on the level of loss of each repayment after categorizing the repayment according to their risk. According to the “Five-Tier Principle” set forth in the Provision Guidance, the guarantees are categorized as “pass”, “special-mention”, “substandard”, “doubtful” or “loss”. Normally, the provision rate is 2% for “special-mention”, 25% for “substandard”, 50% for “doubtful” and 100% for “loss”.

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

Six Months Ended June 30, 2014 as Compared to Six Months ended June 30, 2013

CHINA COMMERCIAL CREDIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended
	June 30,
	2014 (As Restated)	2013	Amount	Change %
Interest income
Interests and fees on loans	$4,530,033	$6,187,104	$(1,657,071)	(27)%
Interests on deposits with banks	51,541	118,494	(66,953)	(57)%
Total interest and fees income	4,581,574	6,305,598	(1,724,024)	(27)%

Interest expense
Interest expense on short-term bank loans	(493,125)	(622,852)	129,727	(21)%
Net interest income	4,088,449	5,682,746	(1,594,297)	(28)%

Provision for loan losses	(15,347,577)	(841,088)	(14,506,489)	(1725)%
Net interest (loss)/income after provision for loan losses	(11,259,128)	4,841,658	(16,100,786)	(333)%

Commissions and fees on financial guarantee services	388,360	773,076	(384,716)	(50)%
(Under) Over provision on financial guarantee services	(3,637,359)	148,700	(3,786,059)	(2546)%
Commission and fees on guarantee services, net	(3,248,999)	921,776	(4,170,775)	(452)%

Revenue after loan expenses	(14,508,127)	5,763,434	(20,271,561)	(352)%

Non-interest income
Government incentive	81,408	25,775	55,633	216%
Other non-interest income	169,329	-	169,329	100%
Total non-interest income	250,737	25,775	224,962	873%

Non-interest expense
Salaries and employee surcharge	(408,403)	(344,875)	(63,528)	18%
Rental expenses	(130,982)	(128,847)	(2,135)	2%
Business taxes and surcharge	(158,388)	(257,589)	99,201	(39)%
Other operating expenses	(1,132,494)	(870,370)	(262,124)	30%
Total non-interest expense	(1,830,267)	(1,601,681)	(228,586)	14%

(Loss)/Income Before Taxes	(16,087,657)	4,187,528	(20,275,185)	(484)%
Income tax expense	(11,092)	(653,837)	642,745	(98)%
Net (Loss)/Income	$(16,098,749)	$3,533,691	$(19,632,440)	(556)%

(Loss)/Earnings per Share- Basic and Diluted	$(1.48)	$0.39	$(1.87)	(475)%

Weighted Average Shares Outstanding-Basic and Diluted	10,935,530	9,000,000	1,935,530	22%

Net (Loss)/Income	(16,098,749)	3,533,691	(19,632,440)	(556)%
Other comprehensive income
Foreign currency translation adjustment	(670,768)	1,428,066	(2,098,834)	(147)%
Comprehensive (Loss)/Income	$(16,769,517)	$4,961,757	$(21,731,274)	(438)%

The Company’s net loss for the six months ended June 30, 2014 was $16,098,749 (as restated), representing a decrease of $19,632,440 or 556%, from net income of $3,533,691 for the six months ended June 30, 2013. The decrease in net income for the six months ended June 30, 2014 was the net effect of the changes in the following components:

•	a decrease in net interest income of $1,594,297;
•	an increase in the provision for loan losses of $14,506,489;
•	a decrease in commission and fees on guarantee services of $384,716;
•	an increase of provision on financial guarantee services of $3,786,059;
•	an increase in total non-interest expense of $228,586; and
•	a decrease in enterprise income tax of $642,745;

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

Provision for Loan Losses

In February and March 2015, the Company revisited the classification of its loan and guarantee portfolio within its rating system and decided to test the adequacy of the allowances calculated thereby to reclassify certain loans into different categories. The Company reviewed each of the customers’ profile and loan documents. For customers with several loans with different due dates, if one loan was past due, we decided to reclassify all of this customer's loans as past due (even the other loans that are not mature yet). For extended loans, we re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. The Company also determined that accrual for the guarantee services should also be revised in the same manner as the loan accrual. The above mentioned method to revise the five tier classification will be applied in the future.

The Company’s provision for loan losses was $15,347,577 and $841,088 for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7.

Increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the six months ended June 30, 2014, more “special mention” or “pass” loans were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. Doubtful loans increased from $1.9 million to $27.4 million during the six months ended June 30,2014 compared to December 31, 2013. We have initiated several legal proceedings against long-aging customers and it may take a long time to settle the case. In order to speed up the collection of past due loans, we, engaged He-Partners Law Firm, one of the largest law firms in Suzhou City to represent us in these lawsuits.

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

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $148,700 for the six months ended June 30, 2013, to an under provision of $3,637,359 for the six months ended June 30, 2014, representing an increase of $3,786,059.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the first six months of 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the six months ended June 30, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $148,700 for the six months ended June 30, 2013, to an under provision of $3,637,359 for the six months ended June 30, 2014, representing an increase of $3,786,059. We engaged He-Partners Law Firm, the largest law firm in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six months to one year upon adjudication by the Court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

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

Income Tax

Income taxes decreased from $653,837 for the six months ended June 30, 2013 to $11,092 for the six months ended June 30, 2014, representing a decrease of $642,745 or 98%. The decrease in income tax is mainly attributable to a decrease of income before tax of $20,275,185 or 484%, from $4,187,528 for the six month ended June 30, 2013 to a loss of $16,087,657 for the six months ended June 30, 2014.

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

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of June 30, 2014, our business loan balance decreased by 2.2% as compared to that as of December 31, 2013 while personal loan increased by 2.4%.

The following table sets forth the classification of loans receivable as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014 (As Restated) (Unaudited)	Percent of Total	December 31, 2014	Percent of Total

Business loans	55,350,523	61.67%	56,620,893	62.77%
Personal loans	34,397,791	38.33%	33,582,520	37.23%

Total Loans receivable	89,748,314		90,203,413

Nonaccrual loans totaled $18.8 million, or 37.71% of total assets as of June 30, 2014, up from $2.8 million, or 2.49% of total assets, as of December 31, 2013. The allowance for loan losses was $15.16 million, representing 16.89% of loans receivable and 36.13% of non-accrual loans as of June 30, 2014. As of December 31, 2013, the allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014 (As Restated)	December 31, 2013

Nonaccrual loans	$18,752,781	$2,815,358
Allowance for loan losses	$15,161,985	$1,375,948
Loans receivable	$89,748,314	$90,203,413
Total assets	$101,167,727	$113,003,448
Nonaccrual loans to loans receivable	20.89%	3.12%
Nonperforming assets to total assets	18.54%	2.49%
Allowance for loan losses to loans receivable	16.89%	1.53%
Allowance for loan losses to non-accrual loans	80.85%	48.87%

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013, respectively:

	For the six months Ended June 30
	2014 (Unaudited)	2013 (Unaudited)

Net cash provided by operating activities	$974,483	$4,124,466
Net cash used in investing activities	$(8,545,958)	$(1,385,220)
Net cash provided by financing activities	$5,710,405	$68,237
Effects of exchange rate changes on cash	$(145,028)	$45,650
Net cash (outflow)/inflow	$(2,006,098)	$2,853,133

Net Cash Provided by Operating Activities

During the six months ended June 30, 2014, we had positive cash flow from operating activities of $974,483, a decrease of $3,149,983 from the six months ended June 30, 2013, during which we had cash flow from operating activities of $4,124,466. The net income for the six months ended June 30, 2014 decreased by $7,720,758 as compared to the six months ended June 30, 2013. The decrease in net cash provided by operating activities was the result of several factors, including:

•	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $14,506,489 and the increase in the provision for financial guarantee services of $3,786,059.

•	A decrease in cash flow due to the increase in changes in interest receivable by $559,461. The interest receivable increased by $339,850 and $219,611 as of June 30, 2014 and 2013, respectively, as compared to December 31, 2013 and 2012. This is mainly attributable to a significant increase in interest receivable overdue 90 days as of June 30, 2014.

•	A decrease in cash flow due to the increase in changes in net tax receivable by $566,059. The net tax receivable as of June 30, 2014 and 2013 is $1,741,858 and $820,526, respectively. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

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

As the Company’s control deficiencies contributed to the transfer (“Transfer at Issue”) of RMB7 million (approximately $1.1 million) by the Company’s former CEO from the bank account of Wujiang Luxiang to his personal bank account without proper authorization, the Company has since taken various steps to improve its internal controls and procedures, including implementing a new fund transfer approval policy and procedures and new standards of credit risk assessment which are carried out by the newly formed Loan Review Committee. The internal review conducted by independent counsel engaged by the Special Committee of the Board of Directors observed that such new controls and procedures   appear to be much more thorough and comprehensive.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in this quarterly report, we know of no pending legal proceedings to which we are a party that are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

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

n November 19, 2014 the Company received a Nasdaq Staff Deficiency Letter indicating that, as a result of the Company’s failure to timely file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 (the “Q2 10-Q”) and ended September 30, 2014 (the “Q3 10-Q”), the Company failed to comply with the periodic filing requirements for continued listing set forth in Rule 5250(c)(1) of the Nasdaq Listing Rules. The Company submitted its plan to regain compliance to NASDAQ; in which the Company undertook to file the Q2 10-Q and Q3 10-Q by February 17, 2015. The Company was not able to file the Q3 10-Q by February 17, 2015 and as a result, the Company received a delisting notification from NASDAQ. The Company appealed such determination to a hearings panel who has granted an extended stay of the suspension until the hearing date, April 16, 2015. Failure by us to file the Q3 10-Q by April 16, 2015 and receiving NASDAQ approval may result in NASDAQ initiating delisting proceedings. If our common stock is delisted from NASDAQ and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer. The delisting of our common stock from NASDAQ may result in decreased liquidity, thereby making the trading of our common stock more difficult.

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

Wujiang Luxiang commenced operations in October 2008 and has a limited operating history. As of June 30, 2014, we have built a $89.7 million portfolio of direct loans to 209 borrowers and a total of $29.1 million in loan guarantees for 31 borrowers. For the years ended December 31, 2013 and 2012, we generated $12,541,075 and $12,586,724 of net revenue with $7,704,970 and $8,312,469 of net income, respectively. However our growth rate since 2008 may not be indicative of our future performance. We may not be able to achieve similar results or grow at the same rate as we did in the past. In fact, we had a net loss of $17,055,523 for the three months ended June 30, 2014, representing a decrease of $19,156,205, or 975%, from net income of $1,963,823 for the three months ended June 30, 2013.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, State Administration of Foreign Exchange, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by MOFCOM, Ministry of Commerce, or its local counterparts. The majority of the net proceeds from our initial public offering completed in August 2013, approximately $7 million,  is intended to increase the registered capital of Wujiang Luxiang and therefore its corresponding lending and guarantee capacity. Approximately $5.6 million of the net proceeds have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. An additional $1.4 million was supposed to be transferred from WFOE to Wujiang Luxiang to further increase its registered capital. $1.5 million of the proceeds was initially transferred to WFOE to be used for the registered capital requirements of WFOE. Due to the subsequent reduction of WFOE's registered capital requirement from $10 million to $100,000, $100,000 was supposed to remain at WFOE to satisfy its new registered capital requirement and the remaining $1.4 million was supposed to be used to further increase the registered capital of Wujiang Luxiang. However, as previously reported by the Company, RMB 7 million (approximately $1.1 million) was transferred from the bank account of WFOE to the personal account of Mr. Huichun Qin, the Company’s former CEO and Chairman of the Board. The Company has not been able to recover the missing funds. The delay and potential failure to use the remaining IPO proceeds to increase Wujiang Luxiang’s registered capital, currently prevents us from further expanding Wujiang Luxiang’s business.

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

We are currently at the initial stage of developing our financial leasing business. In February 2015, we signed two leasing contracts worth a total of total $4.88 million. The success of our financial leasing operations will highly depend upon our ability to obtain funds to deploy and successfully develop and market our financial leasing services to the targeted customers. We may not be able to develop our financial leasing business as planned and generate significant revenues. The revenue and income potential of our proposed financial leasing business is unproven and the lack of operating history makes it difficult to evaluate the future prospects of this business.

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

On August 17, 2010, the International Accounting Standards Board (IASB) and Financial Accounting Standards Board (FASB) released a joint exposure draft that would dramatically change lease accounting for both lessees and lessors by requiring balance sheet recognition of all leases. At their June 13, 2012 joint board meeting, the International Accounting Standards Board (IASB) and the FASB (collectively, the “Boards”) agreed on an approach for the accounting for lease expenses as part of their joint project to revise lease accounting. In September 2012, the Boards reached tentative decisions regarding sale and leaseback transactions and other lease accounting issues. The Boards issued revised exposure draft in May 2013, with a 120-day comment period. As part of the deliberation process, the Boards reviewed nearly 800 comment letters and held public roundtable meetings and preparer workshops. A key issue raised by stakeholders in this process was the front-loading of expense recognition for lessees in the proposal. The Boards have tentatively agreed to change the expense recognition pattern and income statement presentation for certain leases. If these accounting changes are adopted in a form that makes equipment leasing less attractive to small business owners, it could result in a reduction in the demand for equipment leases, and could have an adverse effect on our results of operations and financial condition.

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

March 12, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

