Form 10-Q
period 2014-09-30
China Commercial Credit Inc
filed 2015-03-13
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of March 12, 2015, 12,255,062 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	Our ability to satisfy the inquiry from NASDAQ in order to have our common stock resume trading and listed on NASDAQ;

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to effectively control the lending risk and collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss and financial guarantee provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Cash	$4,132,782	$9,405,865
Restricted cash	2,872,073	10,784,960
Notes receivable	323,249	-
Loans receivable, net of allowance for loan losses $20,992,454 and $1,375,948 for September 30, 2014 and December 31, 2013, respectively,	65,560,582	88,827,465
Net investment in direct financing lease	2,388,418	-
Interest receivable	1,397,938	1,124,734
Tax receivable, net	1,756,207	820,526
Property and equipment, net	169,833	254,795
Guarantee paid on behalf of guarantee service customers	8,629,323	1,082,486
Other assets	1,007,567	702,617
Total Assets	$88,237,972	$113,003,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$11,373,422	$16,360,721
Deposits payable	4,260,622	9,659,362
Unearned income from financial guarantee services	127,147	482,029
Accrual for financial guarantee services	4,356,381	588,740
Other current liabilities	131,600	629,073
Deferred tax liability	342,280	333,617
Total Liabilities	20,591,452	28,053,542
Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; nil and nil shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,246,812 and 10,430,657 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	12,247	10,431
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,434,220	52,704,107
Statutory reserves	5,442,150	5,442,150
Retained earnings	(1,952,108)	20,300,689
Due from a non-controlling shareholder	(1,145,466)	-
Accumulated other comprehensive income	5,856,539	6,493,591
Total Shareholders’ Equity	67,646,520	84,949,906
Total Liabilities and Shareholders’ Equity/	$88,237,972	$113,003,448

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Interest income
Interests and fees on loans	$1,457,902	$2,969,422	$5,987,935	$9,156,526
Interests on deposits with banks	7,843	16,922	59,386	135,416
Total interest and fees income	1,465,745	2,986,344	6,047,321	9,291,942

Interest expense
Interest expense on short-term bank loans	(243,158)	(274,489)	(736,283)	(897,341)
Net interest income	1,222,587	2,711,855	5,311,038	8,394,601

(Provision)/reversal for loan losses	(5,817,156)	340,965	(21,164,733)	(500,123)
Net interest (loss)/income after provision for loan losses	(4,594,569)	3,052,820	(15,853,695)	7,894,478

Commissions and fees on financial guarantee services	87,774	401,984	476,134	1,175,060
(Under) /Over provision on financial guarantee services	(138,457)	53,661	(3,775,816)	202,361
Commission and fees on guarantee services, net	(50,683)	455,645	(3,299,682)	1,377,421

Net (Loss) /Revenue	(4,645,252)	3,508,465	(19,153,377)	9,271,899

Non-interest income
Government incentive	(81)	57,460	81,327	83,235
Other non-interest income	26,276	99,337	195,605	99,337
Total non-interest income	26,195	156,797	276,932	182,572

Non-interest expense
Salaries and employee surcharge	(206,523)	(167,078)	(614,926)	(511,953)
Rental expenses	(68,078)	(65,244)	(199,060)	(194,091)
Business taxes and surcharge	(69,743)	(103,877)	(228,131)	(361,466)
Other operating expenses	(1,190,762)	(580,233)	(2,323,256)	(1,450,603)
Total non-interest expense	(1,535,106)	(916,432)	(3,365,373)	(2,518,113)

(Loss) /Income Before Taxes	(6,154,163)	2,748,830	(22,241,818)	6,936,358
Income tax benefit/(expense )	113	(387,561)	(10,979)	(1,041,398)
Net (Loss)/Income	(6,154,050)	2,361,269	(22,252,797)	5,894,960

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	-	(372,500)	-	(372,500)
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	-	(380,000)	-	(380,000)
Net income attributable to Common Stock shareholders	(6,154,050)	1,608,769	(22,252,797)	5,142,460

(Loss) /Earnings per Share- Basic and Diluted	$(0.50)	$0.17	$(1.96)	$0.56

Weighted Average Shares Outstanding-Basic and Diluted	12,246,812	9,692,533	11,377,427	9,233,381

Net (Loss)/Income	(6,154,050)	2,361,269	(22,252,797)	5,894,960
Other comprehensive income
Foreign currency translation adjustment	33,715	452,537	(637,053)	1,880,603
Comprehensive (Loss) /Income	$(6,120,335)	$2,813,806	$(22,889,850)	$7,775,563

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September30,
	2014 (Unaudited)	2013 (Unaudited)
Cash Flows from Operating Activities:
Net (loss) /income	$(22,252,797)	$5,894,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,732	83,926
Provision for loan losses	21,164,733	500,123
Provision on financial guarantee services	3,775,816	(202,361)
Deferred tax expense	10,979	11,705
Changes in operating assets and liabilities:
Interest receivable	(281,277)	62,478
Tax receivable	(942,373)	(1,021,744)
Other assets	549,426	436,288
Unearned income from guarantee services	(10,363)	(181,941)
Other current liabilities	(159,050)	(161,387)
Net Cash Provided by Operating Activities	1,938,826	5,422,047

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(36,786,516)	(186,874,447)
Loans collection from third parties	37,935,727	184,319,796
Payment of loans on behalf of guarantees	(11,439,270)	(435,468)
Collection from guarantees for loan paid on behalf of guarantees	1,905,564	-
Payment for principal of finance lease	(2,732,596)	-
Deposit released from banks for financial guarantee services	9,955,276	5,447,398
Deposit paid to banks for financial guarantee services	(5,653,718)	(4,584,430)
Purchases of property and equipment	(2,977)	(58,758)
Net Cash Used in Investing Activities	(6,818,510)	(2,185,909)

Cash Flows From Financing Activities :
Proceeds from short-term bank borrowings	-	4,881,859
Repayment of short-term bank borrowings	(4,879,636)	(10,563,457)
Issuance of Series A Preferred stocks	-	50,000
Issuance of Series B Preferred Stocks	-	70,000
Issuance cost of Series A and Series B Preferred Stocks	-	(12,744)
Proceeds from initial public offering, net off offering costs	-	7,473,528
Proceeds from second public offering, net off offering costs	6,601,544	-
Proceeds from exercise of underwriter over-allotment, net off offering costs	25,000	255,992
Common Stock issuance cost	(872,785)	(80,019)
Capital contribution from a shareholder	11,571	-
Cash disbursed to a non- controlling shareholder	(2,289,402)	-
Cash repaid from a non- controlling shareholder	1,135,940	-
Net Cash (Used in)/Provided by Financing Activities	(267,768)	2,075,159

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(125,631)	72,797

Net (Decrease)/Increase In Cash and Cash Equivalents	(5,273,083)	5,384,094
Cash and Cash Equivalents at Beginning of Period	9,405,865	1,588,061
Cash and Cash Equivalents at End of Period	$4,132,782	$6,972,155

Supplemental Cash Flow Information
Cash paid for interest expense	$658,322	$909,190
Cash paid for income tax	$930,437	$2,057,841

See notes to the consolidated financial statements

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) is a company established under the laws of the PRC on October 21, 2008 and its shareholders consist of 11 companies established under the laws of the People's Republic of China (“PRC”) and 1 PRC individual, Mr. Qin Huichun, the Company's former CEO (collectively, the "Wujiang Luxiang Shareholders"). The Company is a microcredit company primarily engaged in providing direct loans and financial guarantee services to small-to-medium sized enterprises (“SMEs”), farmers and individuals in Wujiang City, Jiangsu Province, PRC.

On August 7, 2012, CCC entered into certain share exchange agreements with 16 PRC individuals, each of whom is the sole shareholder of a British Virgin Island company (collectively “16 BVI entities”) and the 16 BVI entities. These 16 PRC individuals represent the ultimate owners of the Wujiang Luxiang Shareholders.

Upon completion of the share exchange, the 16 PRC individuals, through their respective BVI entities, acquired 7,270,920  shares of Common Stock, par value $0.001 per share (the "Common Stock") of CCC in exchange for their agreement to cause the Wujiang Luxiang Shareholders to enter into the Variable Interest Entity (the “VIE”) Agreements. As a result of the share exchange, the 16 BVI entities became CCC shareholders, who collectively owned approximately 90% of CCC’s total issued and outstanding shares of Common Stock at the time of the share exchange.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA COMMERCIAL INC.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of September 30, 2014, PFL incurred one finance lease transaction.

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

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of September 30, 2014, Pride Information is in the beginning stage of operation and has generated minimal revenue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2014, its results of operations for the three months and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three months and nine months ended September 30, 2014 and 2013, there was no one customer that accounted for more than 10% of the Company's revenue.

(c) Cash

Cash consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use The Company maintains accounts at banks and has not experienced any losses from such concentrations.

(d) Restricted cash

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

(e) Loans receivable, net

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(f) Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of operations and comprehensive income (loss).

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

The interest reversed due to the above reason was $1,434,100 and $210,136 as of September 30, 2014 and December 31, 2013, respectively.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(h) Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value. Estimated useful lives of property and equipment are stated in Note 12.

The Company eliminates the cost and related accumulated depreciation of assets sold or otherwise retired from the accounts and includes any gain or loss in the statement of income. The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

(i) Impairment of long-lived assets

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months and nine months ended September 30, 2014 and 2013.

(j) Fair values of financial instruments

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014 and December 31, 2013, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

(k) Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The PRC subsidiaries and VIEs maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

For financial reporting purposes, the financial statements of the Company prepared using RMB are translated into the Company’s reporting currency, United States Dollars, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1547	6.1122

	For the nine months ended September 30,
	2014	2013
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.1480	6.2173

(l) Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrual of estimated liabilities; (iv) useful lives of long-lived assets; (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(m) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●

Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

●	Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

●	Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.

(n) Financial guarantee service contracts

Financial guarantee service contracts provides guarantees which protects the holder of a debt obligation against default. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so as scheduled.

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	September 30, 2014 (Unaudited)	December 31, 2013
Guarantee	$21,901,961	$59,692,091

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing an “(Under)/over provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision of $60,848 as of September 30, 2014 for possible credit risk of its guarantees. Besides the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $4,295,533 as of September 30, 2014. The total accrual for financial guarantee services amounted to $4,356,381 and $588,740 as of September 30, 2014 and December 31, 2013, respectively. The Company reviews the provision on a quarterly basis.

(o) Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supplies, etc.

(p) Income tax

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

(q) Comprehensive income

Comprehensive income includes net income and foreign currency adjustments. Comprehensive income is reported in the statements of operations and comprehensive income.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(r) Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

(s) Commitments and contingencies

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

(t) Recently issued accounting standards

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

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Wujiang Luxiang, and Pride Information and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Wujiang Luxiang and PFL. Current regulations in China permit Wujiang Luxiang and PFL to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Wujiang Luxiang and PFL to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014 (Unaudited)	December 31, 2013
Total assets	$87,658,899	$105,477,241
Total liabilities	20,920,155	28,053,542

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Revenue	$1,553,520	$3,385,431	$6,517,256	$10,464,105
Net (loss)/income	(5,627,816)	2,404,572	(21,158,128)	6,104,429

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like WFOE that need foreign currency for the distribution of profits to their shareholders may validate payment from their foreign currency accounts or purchase and pay foreign currencies at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign invested enterprises are permitted to open foreign currency settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign currency at certain designated foreign exchange banks.

4.	RISKS

(a) Credit risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities, finance lease and financial guarantee activities which is an off-balance sheet financial instrument.

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

CHINA COMMERCIAL INC.

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

Five-category loan classifications are re-examined on a quarterly basis. Adjustments are made to these classifications as necessary according to customers’ operational and financial position .

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Concentration risk

As of September 30, 2014 and December 31, 2013, the Company held cash of $4,132,219 and $9,405,783, respectively, that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of September 30, 2014 and December 31, 2013.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $2.9 and $10.8 million as of September 30, 2014 and December 31, 2013, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposits payable” on the unaudited consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires .

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~18.0% and 9.6% ~ 21.6% for the nine months ended September 30, 2014 and 2013, respectively.

6.1 Loans receivable consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013

Business loans	$53,682,882	$56,620,893
Personal loans	32,870,154	33,582,520
Total Loans receivable	86,533,036	90,203,413
Allowance for impairment losses
Collectively assessed	(20,992,454)	(1,375,948)
Individually assessed	-	-
Allowance for loan losses	(20,992,454)	(1,375,948)
Loans receivable, net	$65,560,582	$88,827,465

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of September 30, 2014 and December 31, 2013, the Company had 115 and 105 business loan customers, and 122 and 112 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the nine months ended September 30, 2014 and 2013, a provision of $21,164,733 and $500,123 were charged to the consolidated statement of income, respectively. For the three months ended September 30, 2014 and 2013, a provision of $5,817,156 and a reversal of $340,965 were charged to the consolidated statement of income, respectively. No write-offs against allowances have occurred for these periods.

Interest on loans receivable is accrued and credited to income as earned. The Company determines a loan’s past due status by the number of days that have elapsed since a borrower has failed to make a contractual loan payment. Accrual of interest is generally discontinued when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014 (Unaudited)	December 31, 2013

Business loans	$17,105,306	$1,866,436
Personal loans	17,151,933	948,922
	$34,257,239	$2,815,358

The following table represents the aging of loans as of September 30, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$6,685,947	$6,861,142	$2,621,432	$936,785	$17,105,306	$36,577,575	$53,682,882
Personal loans	10,455,425	5,461,680	1,186,085	48,743	17,151,933	15,718,221	32,870,154
	$17,141,372	$12,322,822	$3,807,517	$985,528	$34,257,239	$52,295,796	$86,533,036

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$130,886	$427,479	1,308,071	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	736,232	81,804	130,886	1,261,915	32,320,605	33,582,520
	$2,352,552	$867,118	$509,283	1,438,957	$5,167,910	$85,035,503	$90,203,413

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of September 30, 2014 and December 31, 2013, respectively:

Five Categories	September 30, 2014 (Unaudited)%		December 31, 2013%

Pass	$47,099,768	54.4%	$85,035,503	94.2%
Special mention	-	0%	2,207,565	2.4%
Substandard	10,301,883	11.9%	867,118	1.0%
Doubtful	29,102,642	33.6%	1,948,240	2.2%
Loss	48,743	0.1%	144,987	0.2%
Total	$86,553,036	100%	$90,203,413	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2014:

	September 30, 2014
	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
Guarantee backed loans	$49,048,456	$30,390,748	$79,439,204
Pledged assets backed loans	3,253,368	2,479,406	5,732,774
Collateral backed loans	1,381,058	-	1,381,058
	$53,682,882	$32,870,154	$86,533,036

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

Collateral Backed Loans

A collateral backed loan is a loan in which the borrower puts up an asset under their ownership, possession or control, as collateral for the loan. An asset usually is land use rights, inventory, equipment or buildings. The loan is secured against the collateral and we do not take physical possession of the collateral at the time the loan is made. We will verify ownership of the collateral and then register the collateral with the appropriate government agencies to complete the secured transaction. In the event that the borrower defaults, we can then take possession of the collateral asset and sell it to recover the outstanding balance owed. If the sale proceeds of the collateral asset is not sufficient to pay off the debt, we will file a lawsuit against the borrower and seek payment for the remaining balance.

Pledged Asset Backed Loans

Pledged loans are loans with pledged assets. The pledged assets are usually certificates of deposit. Lenders take physical possession of the pledged assets at the time the loan is made and do not need to register them with government agencies to secure the loan. If the borrower defaults, we can sell the assets to recover the outstanding balance owed.

Both collateral loans and pledged loans are considered secured loans. The amount of a loan that lenders provide depends on the value of the collateral pledged. Beginning 2011, the Company does not provide unsecured loans.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of September 30, 2014 and December 31, 2013, guaranteed loans make up 91.8% and 90.3% of our direct loan portfolio, respectively.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry or type of loans. The reserve rate could be decided based on management estimate of loan collectability.

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of September 30, 2014, the Company utilized Specific Reserve in estimating the loan loss as it is higher  than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended September 30, 2014 and 2013:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)
For the three months ended September 30, 2014
Beginning balance	$9,398,454	$5,763,531	$15,161,985
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	2,553,644	3,276,825	5,830,469
Ending balance	11,952,098	9,040,356	20,992,454
Ending balance: individually evaluated for impairment	-	-
Ending balance: collectively evaluated for impairment	$11,952,098	$9,040,356	$20,992,454

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended September 30, 2013
Beginning balance	$1,212,810	$512,416	$1,725,226
Charge-offs	-	-	-
Recoveries	(288,313)	(50,006)	(338,319)
Provisions	-	-	-
Ending balance	924,497	462,410	1,386,907
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$924,497	$462,410	$1,386,907

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2014 and 2013:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(784,537)	(731,148)	(1,515,685)
Recoveries	-	-	-
Provisions	11,686,799	9,445,393	21,132,191
Ending balance	11,952,098	9,040,356	20,992,454
Ending balance: individually evaluated for impairment	-	-
Ending balance: collectively evaluated for impairment	$11,952,098	$9,040,356	$20,992,454

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	(288,313)	(140,882)	(429,195)
Provisions	574,339	383,950	958,289
Ending balance	924,497	462,410	1,386,907
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$924,497	$462,410	$1,386,907

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of September 30, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total (Unaudited)

Business loans	$26,975,157	$3,542,009	$2,843,355	$20,322,360	$-	$53,682,881
Personal loans	13,934,219	568,672	9,489,496	8,829,025	48,743	32,870,155
	$40,909,376	$4,110,681	$12,332,851	$29,151,385	$48,743	$86,553,036

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2013:

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Currently, estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral which approximates to the carrying value due to the short term nature of the loans.

Loans with modified terms are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary below market rate reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for nine consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and nine months ended September 30, 2014 and 2013, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	September 30, 2014 (Unaudited)	December 31, 2013
Guarantee paid on behalf of guarantee service customers	$8,629,323	$1,082,486

Guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of twenty-six of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of September 30, 2014 and December 31, 2013, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $4,356,381 and $588,740 respectively.

10.	OTHER ASSETS

Other assets as of September 30, 2014 and December 31, 2013 consisted of:

	September 30, 2014 (Unaudited)	December 31, 2013
Prepaid bank service charges	$-	$181,641
Prepaid interest expense to bank	2,121	80,554
Prepaid expenses to investor relationship service providers (Note 19)	606,775	-
Other prepaid expense	72,033	283,800
Other receivables	326,638	156,622
	$1,007,567	$702,617

Other receivable mainly represents the court filing fees and legal fees which will be claimed from default customers.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of $2.73 million. The lease bears an interest rate of 10.36% per annum.

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

September 30, 2014
(Unaudited)
2014	$341,203
2015	1,364,811
2016	1,023,608
Total minimum lease receipts	2,729,622
Less: amount representing interest	(341,204)
Present value of minimum lease receipts	$2,388,418

Following is a summary of the components of the Company’s net investment in direct financing leases as of September 30, 2014:

	September 30, 2014 (Unaudited)	December 31, 2013

Total minimum lease payments to be received	$2,729,622	$-
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	2,729,622	-
Less Allowance for uncollectible	-	-
Net minimum lease payments receivable	2,729,622	-
Estimated residual value of leased property	-	-
Less: Unearned income	(341,204)	-
Net investment in direct financing lease	$2,388,418	$-

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2014 (Unaudited)	December 31, 2013
Furniture and fixtures	5	$23,480	$23,201
Vehicles	4	242,533	244,220
Electronic equipment	3	125,156	126,026
Leasehold improvement	3	180,158	181,410
Less: accumulated depreciation		(401,494)	(320,062)
Property and equipment, net		$169,833	$254,795

Depreciation expense totaled $27,841 and $28,647 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expense totaled $83,731 and $83,926 respectively.

13.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	September 30, 2014 (Unaudited)	December 31, 2013
Agricultural Bank Of China	Fixed annual rate of 6.00%	From September 26, 2013 to September 25, 2014	-	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 15, 2013 to October 14, 2014	4,874,324	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 18, 2013 to October 17, 2014	6,499,098	6,544,289
			$11,373,422	$16,360,721

As of September 30, 2014 and December 31, 2013, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the three months ended September 30, 2014 and 2013 was $243,158 and $274,489, respectively, and $736,283 and $897,341for the nine months ended September 30, 2014 and 2013, respectively.

14.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

15.	UNEARNED INCOME FROM FINANCIAL GUARANTEE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $127,147 and $482,029 as of September 30, 2014 and December 31, 2013, respectively.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2014 and December 31, 2013 consisted of:

	September 30, 2014 (Unaudited)	December 31, 2013
Accrued payroll	$25,114	$459,623
Other tax payable	94,625	157,507
Other payable	11,861	11,943
	$131,600	$629,073

17.	OTHER OPERATING EXPENSE

Other operating expense for the three and nine months ended September 30, 2014 and 2013 consisted of:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Depreciation	$27,841	$28,647	$83,731	$83,926
Travel expenses	387	96,910	28,718	149,052
Entertainment expenses	4,050	22,371	36,961	54,098
Promotion expenses	-	7,909	7,075	91,193
Legal and consulting expenses	966,356	107,686	1,460,969	286,964
Car expenses	18,666	22,815	61,983	66,158
Bank charges	28,074	96,800	167,020	296,235
Audit-related expense	-	57,411	133,142	211,717
Insurance expense	59,062	-	200,812	-
Other expenses	86,327	139,684	142,845	211,260
Total	1,190,763	580,233	2,323,256	1,450,603

18.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $18,028 and $23,025 for the three months ended September 30, 2014 and 2013, respectively, and $60,964 and $66,907 for the nine months ended September 30, 2014 and 2013, respectively

19.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and nine months ended September 30, 2014 and 2013, respectively.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	CAPITAL TRANSACTION

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

As of December 31, 2013, there were 10,430,657shares of Common Stock issued and outstanding.

On March 7, 2014, the Company issued an aggregate of 15,769 shares of Common Stock to a certain investor relations services provider to the Company, at a par value of $0.001 per share and recorded it as a deferred expense and amortized over service term. (Note 10)

On April 9 and April 24, 2014, the Company issued an aggregate of 20,000 and 130,000 shares of Common Stock, respectively, to one consulting firm in consideration of certain investor relations services to be rendered by such firm, at a par value of $0.001 per share and recorded it as a deferred expense and amortized over service term. (Note 10)

On May 13, 2014, the Company closed the Follow on Offering of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase 875,000 shares of Common Stock. Among the 1,750,000 shares of Common Stock, 1,650,386 shares were newly issued by the Company and 99,614 shares were offered by certain selling stockholders.

As of September 30, 2014, there were 12,246,812 shares of Common Stock issued and outstanding.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The IPO underwriters’ and their affiliates’ received warrants to purchase an aggregate of  95,900 shares of Common Stock, which are exercisable at any time, and from time to time, in whole or in part, during the three-year period from February 10, 2014. The warrants are initially exercisable at a per share price of $6.50.

Warrants to purchase an aggregate of 875,000 shares of Common Stock were issued in the Follow-on Offering on May 13, 2014. The issuance price was $0.01 per warrant, and are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable at a per share price of $5.60.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

21.	STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the nine months ended September 30, 2014, the Company did not accrue the statutory reserve due to net loss.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	(LOSS)/EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss)/earnings per common share for the three months and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)

Net (loss) income attributable to the common shareholders	$(6,154,050)	$1,608,769	$(22,252,797)	$5,142,460

Basic weighted-average common shares outstanding	12,246,812	9,692,533	11,377,427	9,233,381
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	12,246,812	9,692,533	11,377,427	9,233,381

(Loss)earnings per share:
Basic	$(0.50)	$0.17	$(1.96)	$0.56
Diluted	$(0.50)	$0.17	$(1.96)	$0.56

Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for three and nine months ended September 30, 2014.

23.	INCOME TAXES AND TAX RECEIVABLE

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform tax rate of 25%. While the New Tax Law equalizes the tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. In November 2009, the Jiangsu Province Government issued Su Zheng Ban Fa [2009] No. 132 which  stipulates that micro-credit companies in Jiangsu Province is subject to preferential tax rate of 12.5%. As a result, the Company is subject to the preferential tax rate of 12.5% for its loan business for the periods presented. The taxation practice implemented by the tax authority governing the Company is that the Company pays enterprise income taxes at rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority in five (5) months after December 31 the tax authority will refund the Company the excess enterprise income taxes it paid beyond the rate of 12.5%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2014 and 2013, the Company had no unrecognized tax benefits. For the nine months ended September 30, 2014, the Company has net tax operating losses from its PRC subsidiaries and its consolidated VIEs of $12,179,982, which will expire in 2019. Considering the recovery is not likely, we increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax receivable/(payable) is comprised of:

	As of September 30, 2014 (Unaudited)	As of December 31, 2013

Income tax payable	$-	$(164,806)
Income tax receivable	1,756,207	985,332
Total income tax receivable /(payable), net	$1,756,207	$820,526

Income tax payables represented enterprise income tax at a rate of 25% that the Company accrued but had not paid as of September 30, 2014 and December 31, 2013, respectively. Income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement or can deduct future income tax payables.

Income tax expense for the three months ended September 30, 2014 and 2013 is comprised of:

	For The Three Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Current income tax	$-	$379,506
Deferred income tax	(113)	8,055
Total provision for income taxes	$(113)	$387,561

Income tax expense for the nine months ended September 30, 2014 and 2013 is comprised of:

	For The Nine Months Ended
	September 30,
	2014 (Unaudited)	2013 (Unaudited)

Current income tax	$-	$1,029,693
Deferred income tax	10,979	11,705
Total provision for income taxes	$10,979	$1,041,398

The effective tax rates for the nine months ended September 30, 2014 and 2013 are 0.08% and 15.0%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of September 30, 2014 and December 31, 2013, the deferred tax liability amounted to $342,280 and $333,617, respectively.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014 and December 31, 2013, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

24.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by major shareholders
Huichun Qin	Non-controlling shareholder and former CEO

2)	Related party transactions

Loans to related parties consisted of the following:

	For Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Chunjia Textile	$1,137,010	$-
Huichun Qin	$2,289,402	$-

Loans repaid from related parties consisted of the following:

	For Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Chunjia Textile	$1,137,010	$-
Huichun Qin	$1,135,940	$-

3)	Related party balances

Amount due from related parties were as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Chunjia Textile	$-	$-
Huichun Qin	$1,145,466	$-

The loan to Chunjia Textile is subject to an annual interest rate of 14.4%. The amount was fully repaid in July 2014.

Huichun Qin transferred the above amount to his personal account without proper authorization on July 2, 2014. The amount was recorded as a deduction of the Company’s equity as of September 30, 2014.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018.The following table sets forth the Company’s contractual obligations as of September 30, 2014 in future periods:

Rental payments
(Unaudited)

Within 1 year	$261,420
Within 1-2 years	261,420
Within 2-3 years	261,420
Within 3-4 years	261,420
Total	$1,045,680

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of September 30, 2014 and December 31, 2013, the loan amount guaranteed by the Company were $21,901,961 and $59,692,091, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. During nine months ended September 30, 2014, the Company was involved in 54 lawsuits, among which 39 were related to its loan business and 15 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers. 31 of these cases with an aggregated claim of $11.58 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 23 cases with an aggregated claim of $13.77 million have not been adjudicated by the Court as of September 30, 2014.

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

26.	SUBSEQUENT EVENTS

Contingencies

During the period from October 1, 2014 to the date of this report, the Company was involved in 27 new lawsuits, 19 of which are related to its loan business and 8 are related to its guarantee business, The Company initiated legal proceedings to collect delinquent loan balance from borrowers. Cases with a total claim of $0 have been adjudicated by the court and cases with a total claim of $10.98 million are still at the initial stage of the litigation.

Appointment of Executive Officers

On December 29, 2014, the Board of Directors appointed Mr. Jingen Ling as the Chief Executive Officer and President of the Company to fill the vacancy created by Mr. Huichun Qin’s resignation and simultaneously Mr. Long Yi, the Chief Financial Officer of the Company, ceased to be the Interim Chief Executive Officer of the Company.

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Completion of the Internal Review

Based on the Chief Financial Officer’s review of the books and records of the Company, the Company has made a preliminary determination that following the close of the fiscal quarter ended June 30, 2014, RMB 7 million (approximately $1.1 million) was transferred (the “Transfer at Issue”) from the bank account of WFOE, without authorization to the personal account of a former executive officer of the Company, who was still an executive officer at the time of the transfer. The funds were supposed to be used for the purpose of increasing the registered capital account of Wujiang Luxiang. The Company has sought return of the funds but to date has not recovered them. The Company’s Board of Directors explored all means, including legal avenues, to recover the funds and has formed a Special Committee to undertake an internal review of the circumstances surrounding the transfer

On January 26, 2015 , the Special Committee notified the Board of Directors that the internal review surrounding the Transfer at Issue was completed. The internal review confirmed that Mr. Qin transferred RMB 7 million (approximately $1.1 million ) from WFOE’s bank account to his personal bank account. The internal review team was unable to interview Mr. Qin. The missing funds have not yet been recovered and the Company has engaged local PRC counsel to assist in the matter.

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

The internal review indicated that the Company’s control deficiencies contributed to the Transfer at Issue. The internal review also found that, since the discovery of the Transfer at Issue, the Company has taken various steps to improve its internal controls and procedures, including implementing a new fund transfer approval policy and procedures and new standards of credit risk assessment which are carried out by the newly formed Loan Review Committee. The internal review conducted by independent counsel engaged by the Special Committee of the Board of Directors observed that such new controls and procedures appear to be much more thorough and comprehensive.

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

CHINA COMMERCIAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichin Qin, et al., Case No. 15-cv-806.  The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the internal review conducted by the special committee of the board and other grounds substantially similar to those asserted in the class action complaints.   Kodali did not serve a demand upon the Company and seeks to allege that demand is excused.  To the Company’s knowledge, as of this date, neither it nor any individual defendant has been served by Kodali.  The Company believes that this lawsuit is without merit and intends to vigorously defend against it.  At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations for the nine and three months  ended September 30, 2014 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. As of September 30, 2014, we have built an $86.5 million portfolio of direct loans to 190 borrowers and a total of $21.9 million in loan guarantees for 23 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

Due to substantial increase in the amount of default loans in the loan guarantees business, the amount of underlying loans we guaranteed has been reduced by 63.1% as of September 30, 2014 compared to as of December 31, 2013. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has declined that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business if economic conditions improve in the future.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the nine months ended September 30, 2014, PFL had one financial leasing transaction. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate of $4.87 million (one with a monthly principle and interest income of $81,239 and the other with a quarterly principle and interest income of $341,463. We do not currently have further funds to deploy in the financial leasing business.

On February 19, 2014, WFOE entered into certain contractual arrangements with Mr. Huichun Qin and Suzhou Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin. Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and as a result, approximately 100% of the net income of Pride Online will be paid as a service fee to WFOE. Pride Online operates an online platform (www. pridelendingclub.com) to match prospective borrowers with lenders. As of the date of this quarterly report, Pride Online did not generate any income and management expect to terminate the contractual arrangements with Pride Online. The registered capital contributed to Pride Online by WFOE, after deduction of organizational costs and certain start-up operational expenses, has been returned to WFOE.

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

Our results of operations are also affected by the provision for loan losses and provision for financial guarantee loss which are noncash items and represents an assessment of the risk of future loan losses. Increases in the allowance for loan losses are achieved through provision for loan losses that are charged against net interest income.

Although we have generally benefited from China’s economic growth and the policies to encourage lending to farmers and SMEs, we are also affected by the complexity, uncertainties and changes in the PRC regulations governing the micro lending industry. Due to PRC legal restrictions on foreign equity ownership of and investment in the micro lending sector in China, we rely on contractual arrangements with Wujiang Luxiang, and its shareholders to conduct most of our current business in China. We face risks associated with our control over our variable interest entity, as our control is based upon contractual arrangements rather than equity ownership

Results of Operations

Three Months ended September 30, 2014 as Compared to Three Months ended September 30, 2013

CHINA COMMERCIAL CREDIT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,
	2014	2013	Amount	Change %
Interest income
Interests and fees on loans	$1,457,902	$2,969,422	$(1,511,520)	(51)%
Interests on deposits with banks	7,843	16,922	(9,079)	(54)%
Total interest and fees income	1,465,745	2,986,344	(1,520,599)	(51)%

Interest expense
Interest expense on short-term bank loans	(243,158)	(274,489)	31,331	(11)%
Net interest income	1,222,587	2,711,855	(1,489,268)	(55)%

(Provision)/reversal for loan losses	(5,817,156)	340,965	(6,158,121)	(1806)%
Net interest (loss)/income after provision for loan losses	(4,594,569)	3,052,820	(8,727,577)	(286)%

Commissions and fees on financial guarantee services	87,774	401,984	(314,210)	(78)%
(Under) /Over provision on financial guarantee services	(138,457)	53,661	(192,118)	(358)%
Commission and fees on guarantee services, net	(50,683)	455,645	(506,328)	(111)%

Net (Loss) /Revenue	(4,645,252)	3,508,465	(8,153,715)	(232)%

Non-interest income
Government incentive	(81)	57,460	(57,541)	(100)%
Other non-interest income	26,276	99,337	(73,061)	(74)%
Total non-interest income	26,195	156,797	(130,602)	(83)%

Non-interest expense
Salaries and employee surcharge	(206,523)	(167,078)	(39,445)	24%
Rental expenses	(68,078)	(65,244)	(2,834)	4%
Business taxes and surcharge	(69,743)	(103,877)	34,134	(33)%
Other operating expenses	(1,190,762)	(580,233)	(610,529)	105%
Total non-interest expense	(1,535,106)	(916,432)	(618,674)	68%

(Loss) /Income Before Taxes	(6,154,163)	2,748,830	(8,902,991)	(324)%
Income tax expense	113	(387,561)	387,674	(100)%
Net (Loss)/Income	(6,154,050)	2,361,269	(8,515,317)	(360)%

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	-	(372,500)
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	-	(380,000)
Net income attributable to Common Stock shareholders	$(6,154,050)	$1,608,769	$(7,762,817)	(483)%

(Loss) /Earnings per Share- Basic and Diluted	$(0.50)	$0.17	$(0.67)	(394)%

Weighted Average Shares Outstanding-Basic and Diluted	12,246,812	9,692,533	2,554,279	26%

Net (Loss)/Income	$(6,154,050)	$2,361,269	$(8,515,317)	(361)%
Other comprehensive income
Foreign currency translation adjustment	33,715	452,537	(418,822)	(93)%
Comprehensive (Loss) /Income	$(6,120,335)	$2,813,806	$(8,934,139)	(318)%

The Company’s net loss for the three months ended September 30, 2014 was $6,154,050 representing a decrease of $8,515,317, or 361%, from net income of $2,361,269 for the three months ended September 30, 2013. The net loss for the three months ended September 30, 2014 was the net effect of the changes in the following components:

●	a decrease in net interest income of $1,489,268;
●	an increase in the provision for loan losses of $6,158,121
●	a decrease in commission and fees from our guarantee business of $314,210;
●	an increase of provision on financial guarantee services of $192,118
●	an increase in other non-interest expense of $618,674; and
●	a decrease in enterprise income tax of $387,674

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Net Interest income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $1,489,268 or 55%, to $1,222,587 during the three months ended September 30, 2014, as compared to net interest income of $2,711,855 for the three months ended September 30, 2013.

The decrease is due to the combined effect of: (1) decrease in effective weighted average loan interest rate from 14.57% for the loan portfolio as of September 30, 2013 to 14.11% as of September 30, 2014 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (2) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers chose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. During the three months ended September 30, 2014, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. The number of new loans/renewed loans reduced from 420 as of September 30, 2013 to 102 as of September 30, 2014 and as a result, the interest income declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits during the three months ended September 30, 2014 which in turn generated interest income on deposits with banks of $7,843 as compared to $16,922 during the three months ended September 30, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of September 30, 2014, the balance of restricted cash was $2,872,073, a decrease of 73.3% from $10,784,960 as of September 30, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $31,331, or 11%. This was mainly caused by a decrease of the total bank borrowing balance of $4.09 million, from $15.5 million as of September 30, 2013 to $11.4 million as of September 30, 2014. The aggregate amount of credit available to us under the line of credit we have with the Agriculture Bank of China remains unchanged as RMB100 million (approximately $16 million) as of September 30, 2014 and as of the date of this report.

Provision for Loan Losses

The Company’s provision/(reversal) for loan losses were $5,817,156 and $(340,965) for the three months ended September 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of operations and comprehensive income (loss) and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

The increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the three months ended September 30, 2014, more “special mention” loans were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to collect the outstanding balance from these customers. In order to speed up the collection of past due loans, we engaged He-Partners Law Firm, one of the largest law firms in Suzhou City to represent us in these lawsuits.

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

Net Commission and Fees from Our Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee by annual rate of 1.8% to 3.6% multiplied by the amount of loans being guaranteed based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $401,984 for the three months ended September 30, 2013, to $87,774 for the three months ended September 30, 2014, representing a decrease of $314,210 or 78%.

As of September 30, 2014, we have provided guarantees for a total of $21.9 million underlying loans to approximately 23 borrowers, a reduction of 63.3% as compared to December 31, 2013. We expect to further reduce our traditional guarantee services and gradually get out from this business, as the rate of fees and commissions generated from this service has been decreasing and the revenue does not justify the default risks involved.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $53,661 for the three months ended September 30, 2013, to an under provision of $138,457 for the three months ended September 30, 2014, representing an increase of $192,118  or 358%.

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

Based on the past experience, we estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision for possible credit risk of its guarantee. Additionally we accrued allowance on matured but defaulted financial guarantee services. During the three months ended September 30, 2014, a number of our financial guarantee customers defaulted on their loans and we repaid for the underlying loans. As of September 30, 2014, the outstanding repayment balance amounted to $8.6 million.

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the first nine months of 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the three months ended September 30, 2014.

We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $53,661 for the three months ended September 30, 2013, to an under provision of $138,457 for  the three months ended September 30, 2014, representing an increase of $192,118. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from nine months to one year upon adjudication by the Court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and the priority over the claim for the Company.

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

Non-interest expenses

Non-interest expenses increased from $916,432 for the three months ended September 30, 2013 to $1,535,106 for the three months ended September 30, 2014, representing an increase of $618,674 or 68%. Non-interest expenses primarily consisted of salary and benefits for employees, business tax and surcharge, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fees, and office supplies. The increase was mainly attributable to (1) salaries and employee surcharge, which increased by $39,445, and (2) an increase in other operating expenses of $610,529. Other operating expenses were higher during the three months ended September 30, 2014 as compared to the same period of 2013, primarily due to an increase in legal and consulting expense of $910,823, netting off against a decrease in bank charges of $57,964 and a decrease in travel expense of $88,828.

Income tax

Income taxes decreased from an income tax expense of $387,561 for the three months ended September 30, 2013 to an income tax credit of $113 for the three months ended September 30, 2014, representing a decrease of $387,674. The decrease in income tax is mainly due to the decrease of pre-tax income for the three months ended September 30, 2014.

Nine Months ended September 30, 2014 as Compared to Nine Months ended September 30, 2013

CHINA COMMERCIAL CREDIT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30,
	2014	2013	Amount	Change %
Interest income
Interests and fees on loans	5,987,935	9,156,526	(3,168,591)	(35)%
Interests on deposits with banks	59,386	135,416	(76,030)	(56)%
Total interest and fees income	6,047,321	9,291,942	(3,244,621)	(35)%

Interest expense
Interest expense on short-term bank loans	(736,283)	(897,341)	161,058	(18)%
Net interest income	5,311,038	8,394,601	(3,083,563)	(37)%

Provision for loan losses	(21,164,733)	(500,123)	(20,664,610)	4132%
Net interest (loss)/income after provision for loan losses	(15,853,695)	7,894,478	(23,748,173)	(301)%

Commissions and fees on financial guarantee services	476,134	1,175,060	(698,926)	(59)%
(Under) /Over provision on financial guarantee services	(3,775,816)	202,361	(3,978,177)	(1966)%
Commission and fees on guarantee services, net	(3,299,682)	1,377,421	(4,677,103)	(339)%

Net (Loss) /Revenue	(19,153,377)	9,271,899	(28,425,276)	(307)%

Non-interest income
Government incentive	81,327	83,235	(1,908)	(2)%
Other non-interest income	195,605	99,337	96,268	97%
Total non-interest income	276,932	182,572	94,360	52%

Non-interest expense
Salaries and employee surcharge	(614,926)	(511,953)	(102,973)	20%
Rental expenses	(199,060)	(194,091)	(4,969)	3%
Business taxes and surcharge	(228,131)	(361,466)	133,335	(37)%
Other operating expenses	(2,323,256)	(1,450,603)	(872,653)	60%
Total non-interest expense	(3,365,373)	(2,518,113)	(847,260)	34%

(Loss) /Income Before Taxes	(22,241,818)	6,936,358	(29,178,176)	(421)%
Income tax expense	(10,979)	(1,041,398)	1,030,419	(99)%
Net (Loss)/Income	(22,252,797)	5,894,960	(28,147,757)	(477)%

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	-	(372,500)
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	-	(380,000)
Net income attributable to Common Stock shareholders	(22,252,797)	5,142,460	(27,395,257)

(Loss) /Earnings per Share- Basic and Diluted	(1.96)	0.56	(2.52)	(450)%

Weighted Average Shares Outstanding-Basic and Diluted	11,377,427	9,233,381	2,144,046	23%

Net (Loss)/Income	(22,252,797)	5,894,960	(28,147,757)	(477)%
Other comprehensive income
Foreign currency translation adjustment	(637,053)	1,880,603	(2,517,656)	(134)%
Comprehensive (Loss) /Income	(22,889,850)	7,775,563	(30,665,413)	(394)%

The Company’s net loss for the nine months ended September 30, 2014 was $22,252,797 representing a decrease of $28,147,757 or 477%, from net income of $5,894,960 for the nine months ended September 30, 2013. The decrease in net income for the nine months ended September 30, 2014 was the net effect of the changes in the following components:

●	a decrease in net interest income of $3,083,563;
●	an increase in the provision for loan losses of $20,664,610;
●	a decrease in commission and fees on guarantee services of $698,926;
●	an increase of provision on financial guarantee services of $3,978,177;
●	an increase in total non-interest expense of $847,260; and
●	a decrease in enterprise income tax of $1,030,419;

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $3,083,563, or 37% to $5,311,038 during the nine months ended September 30, 2014, as compared to net interest income of $8,394,601 for the nine months ended September 30, 2013.

The interest and fees on loans decreased by $3,168,591, or 35% from $9,156,526 for the nine months ended September 30, 2013 to $5,987,935 for the nine months ended September 30, 2014. The decrease is the combined effect of: (1) decrease in effective weighted average loan interest rate from 14.57%  for the loan portfolio as of September 30, 2013 to 14.11% as of September 30, 2014 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; (2) reversal of interest income of $356,017 due from some long-aging customers according to interest waive agreement between Wujiang Luxiang and these customers: and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers chooses to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. During the nine months ended September 30, 2014, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the nine months ended September 30, 2014, we granted 102 loans and the average loan size was approximately $336,000, as compared to 450 loans with an average loan size of $450,000 during the nine months ended September 30, 2013, and as a result, the interest income declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $59,386 during the nine months ended September 30, 2014 as compared to $135,416 during the nine months ended September 30, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of September 30, 2014, the balance of restricted cash was $2,872,073, a decrease of 77.3% from $12,676,190 as of September 30, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $161,058 or 18％. This was mainly caused by a decrease of total bank borrowing balance by $4.1 million from $15.5 million as of September 30, 2013 to $11.4 million as of September 30, 2014. During both nine months ended September 30, 2014 and 2013, there was no interest expense related to the loans from related parties, as a result of our effort to reduce related party transactions.

Provision for Loan Losses

The Company’s provision for loan losses was $21,164,733 and $500,123 for the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of operations and comprehensive income (loss) and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

The increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the nine months ended September 30, 2014, there was an increase of $1.9 million in  “special mention” loans compared to December 31, 2013 which are subject to a provision ratio of 2%. Besides more “pass” or “special mention” loans were moved down to the “substandard” and “doubtful” category subject to the higher provision ratio of 25% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to settle the case. In order to speed up the collection of past due loans, we, engaged He-Partners Law Firm, one of the largest law firms in Suzhou City to represent us in these lawsuits.

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

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $1,175,060 for the nine months ended September 30, 2013 to $476,134 for the nine months ended September 30, 2014, representing a decrease of $698,926, or 59%.

As of September 30, 2014, we have provided guarantees for a total of $21.9 million underlying loans to approximately 23 borrowers, a reduction of 63.3% compared to December 31, 2013.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $202,361 for the nine months ended September 30, 2013, to an under provision of $3,775,816 for the nine months ended September 30, 2014, representing an increase of $3,978,177.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the first nine months of 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the nine months ended September 30, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $202,361 for the nine months ended September 30, 2013, to an under provision of $3,775,816 for the nine months ended September 30, 2014, representing an increase of $43,978,177. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from nine months to one year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

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

Non-interest Expenses

Non-interest expenses increased from $2,518,113 for the nine months ended September 30, 2013 to $3,365,173 for the nine months ended September 30, 2014, representing an increase of $847,260 or 34%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase in salaries and employee surcharge by $102,973 and an increase of other operating expenses by $872,653, or 60%. Other operating expenses were higher during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to a net effect of an increase in legal and consulting fee of 1,081,347, against a decrease in bank charge of $132,512 and a decrease in travel expenses of $119,479.

Income Tax

Income taxes decreased from $1,041,398 for the nine months ended September 30, 2013 to $10,979 for the nine months ended September 30, 2014, representing a decrease of $1,030,419 or 99%. The decrease in income tax is mainly attributable to a decrease of income before tax of $29,178,176 or 421%, from $6,936,358 for the nine months ended September 30, 2013 to a loss of $22,241,818 for the nine months ended September 30, 2014.

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

We also keep the frequency of visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers. Due to the bad economic condition of the first nine months of 2014, we increased the frequency of our visits in order to better identify the potential default risk.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the nine months ended September 30, 2014, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $490,000 (or approximately RMB 3.0 million). We have also eliminated related party loans and extended more loans to agriculture related business since 2012.

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of September 30, 2014, our business loan balance decreased by 5.2% as compared to that as of December 31, 2013 while personal loan decreased by 2.1%.

The following table sets forth the classification of loans receivable as of September 30, 2014 and December 31, 2013, respectively:

	September 2014 (Unaudited) Amount	Percent of Total	December 31, 2013 Amount	Percent of Total

Business loans	53,682,882	62.03%	56,620,893	62.77%
Personal loans	32,870,154	37.98%	33,582,520	37.23%
Total Loans receivable	86,533,036		90,203,413

Nonaccrual loans totaled $17.1 million, or 19.40% of total assets as of September 30, 2014, up from $2.8 million, or 2.49% of total assets, as of December 31, 2013. The allowance for loan losses was $21.0 million, representing 24.25% of loans receivable and 122.65% of non-accrual loans as of September 30, 2014. As of December 31, 2013, the allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013

Nonaccrual loans	$17,115,867	$2,815,358
Allowance for loan losses	$20,992,454	$1,375,948
Loans receivable	$86,553,036	$90,203,413
Total assets	$88,237,972	$113,003,448
Nonaccrual loans to loans receivable	19.78%	3.12%
Nonperforming assets to total assets	19.40%	2.49%
Allowance for loan losses to loans receivable	24.25%	1.53%
Allowance for loan losses to non-accrual loans	122.65%	48.87%

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

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans, and from public offerings of securities. As a result of our total cash activities, net cash decreased from $9,405,865 as of December 31, 2013 to $4,132,782 as of September 30, 2014.

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

In March 2014, approximately $5.7 million (RMB 30 million) of the net proceeds raised in our IPO was transferred and have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. In October 2014, approximately $5.6 million (RMB 30 million) of the net proceeds raised in our Follow-on Offering was transferred to PFL to fund its operation.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013, respectively:

	For the nine months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)

Net cash provided by operating activities	$1,938,826	$5,422,047
Net cash used in investing activities	$(6,818,510)	$(2,185,909)
Net cash (used in)/provided by financing activities	$(267,768)	$2,075,159
Effects of exchange rate changes on cash	$(125,631)	$72,797
Net cash (outflow)/inflow	$(5,273,083)	$5,384,094

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2014, we had positive cash flow from operating activities of $1,938,826 a decrease of $3,483,221 from the nine months ended September 30, 2013, during which we had cash flow from operating activities of $5,422,047. The net income for the nine months ended September 30, 2014 decreased by $28,147,757 as compared to the nine months ended September 30, 2013. The decrease in net cash provided by operating activities was the result of several factors, including:

●	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $20,664,610 and the increase in the provision for financial guarantee services of $3,978,177.

●	A decrease in cash flow due to the increase in changes in interest receivable by $343,755. The interest receivable increased by $281,277 and $(62,478) as of September 30, 2014 and 2013, respectively, as compared to December 31, 2013 and 2012. This is mainly attributable to a significant increase in interest receivable overdue 90 days as of September 30, 2014.

●	A decrease in cash flow due to the increase in changes in net tax receivable by $79,371. The net tax receivable as of September 30, 2014 and 2013 is $942,373 and $1,021,744 respectively. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $6,818,510 as compared to net cash used in investing activities of $2,185,909 for the nine months ended September 30, 2013. The increase in the cash used in investing activities for the nine months ended September 30, 2014 was mainly due to repayment made on behalf of defaulted customers in the financial guarantee service, decrease in originated loans disbursement to third parties and decrease in loans collection from third parties.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 totaled $267,768 as compared to net cash provided by financing activities of $2,075,159 for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2014 was mainly attributable to the net proceeds of $5.7 million received from issuance of common stock and warrants in the Follow-on Offering closed on May 13, 2014, repayment of short term bank borrowings of $4,879,636 and common stock issuance cost of $872,785.

Contractual Obligations

As of September 30, 2014, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	11,373,422	11,373,422	-	-	-
Operating lease (2)	1,045,680	261,420	261,420	261,420	261,420

	12,419,102	11,634,842	261,420	261,420	261,420

(1)	The bank loans bear an average annual interest rate of 6.0%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on September 30, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	September 30, 2014 (Unaudited)	December 31, 2013
Guarantee	$21,901,961	$59,692,091

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
●

The finance lease agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

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

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of operations and comprehensive income (loss).

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than nine months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. The Company has recorded a $1,515,685 charge-off to date .

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

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of September 30, 2014, the Company utilized Specific Reserve in the determination of the loan loss reserve as it is higher than the amount calculated based on the General Reserve.

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

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichin Qin, et al., Case No. 15-cv-806.  The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the internal review conducted by the special committee of the board and other grounds substantially similar to those asserted in the class action complaints.   Kodali did not serve a demand upon the Company and seeks to allege that demand is excused.  To the Company’s knowledge, as of this date, neither it nor any individual defendant has been served by Kodali.  The Company believes that this lawsuit is without merit and intends to vigorously defend against it.  At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

ITEM 1A. RISK FACTORS

There were no material changes to the risks included in the Company’s quarterly report on Amendment No. 1 to Form 10-Q filed with the SEC on March 12, 2015 except as set forth below.

Risks Relating to Recent Events

We have received notice from NASDAQ related to our failure to timely file this report. If we are not able to file this report to the satisfaction of NASDAQ, then our shares of common stock will be delisted.

On February 19, 2015 the Company received a Nasdaq Staff Deficiency Letter indicating that, since the Company failed to file this report with the SEC by the required date of February 17, 2015, NASDAQ would remove the Company’s securities from listing and registration on The NASDAQ Stock Market unless the Company requests an appeal of this determination. The Company appealed such determination to a hearings panel who has granted an extended stay of the delisting until the hearing date, April 16, 2015. Failure by us to file the this 10-Q by April 16, 2015 and receiving NASDAQ approval may result in NASDAQ initiating delisting proceedings.

If our common stock is delisted from NASDAQ and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer. The delisting of our common stock from NASDAQ may result in decreased liquidity, thereby making the trading of our common stock more difficult. In addition, delisting from the NASDAQ might negatively impact our reputation and, as a consequence, our business.

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

March 13, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

