Form 10-K
period 2014-12-31
China Commercial Credit Inc
filed 2015-04-15
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $44 million based on the closing price of $3.72 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of April 7, 2015, there were 12,255,062 shares of the Company’s common stock issued and outstanding.

China Commercial Credit, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2014

All references to “we,” “us,” “our,” “CCC,” “Company,” “Registrant” or similar terms used in this report refer to China Commercial Credit, Inc., a Delaware corporation (“CCC”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates. We conduct our business through three operating entities, Wujiang Luxiang Rural Microcredit Co., Ltd., a PRC company with limited liability by stock (“Wujiang Luxiang”), which is a VIE controlled by Wujiang Luxiang Information Technology Consulting Co., Ltd (“WFOE”) a wholly-owned subsidiary of ours, through a series of contractual arrangements, and Pride Financial Leasing (Suzhou) Co. Ltd (“PFL”), our wholly-owned indirect subsidiary.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us.  Future developments actually affecting us may not be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  Examples are statements regarding future developments with respect to the following:

●	Our ability to satisfy the inquiry from NASDAQ in order to have our common stock resume trading and listing on NASDAQ;

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to effectively control the lending risk and collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss and financial guarantee provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

General

China Commercial Credit, Inc., is a financial services firm operating in China. Our mission is to fill the significant void in the market place by offering lending, financial guarantee and financial leasing products and services to a target market which has been significantly under-served by the traditional Chinese financial community.  Our current operations consist of providing direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses (“SMEs”), farmers and individuals in the city of Wujiang, Jiangsu Province.

Our loan and loan guarantee business is conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements. Our financial leasing business is conducted through PFL, our wholly owned subsidiary. Historically, many SMEs and farmers have been borrowing at high interest rates from unregulated and often illegal lenders, referred to as “underground” lenders, to finance their operations and growth, contrary to the preferences of Chinese banking authorities. Such high interest rate borrowing makes it difficult for businesses to grow, and also exacerbates China’s concerns about inflation. By operating through licensed and regulated businesses, we seek to bridge the gap between Chinese state-owned and commercial banks that have not traditionally served the capital needs of SMEs and higher interest rate “underground” lenders.

Jiangsu, which is an eastern coastal province, has among the highest population density in China and is home to many of the world’s leading exporters of electronic equipment, chemicals and textiles. As a result, the city of Wujiang ranks as one of the most economically successful cities in China. The SMEs, both in Jiangsu and other provinces in China, have historically been an under-served segment of the Chinese banking market. Due to the significant demand from SMEs, the number of microcredit companies in China is increasing rapidly. According to the People’s Bank of China (the “PBOC”), there were approximately 8,791 microcredit companies in China with a total outstanding loan balance of over $149.5 billion (RMB942.0 billion) as of the end of 2014.

Since Wujiang Luxiang’s inception in October 2008, it has developed a large number of borrowers in Wujiang City.  All of our loans are made from our sole office, located in Wujiang City.  As of December 31, 2014, we have built an $86.5 million portfolio of direct loans to 190 borrowers and a total of $21.9 million in loan guarantees for 23 borrowers.

During 2014, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Three of them went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the years ended December 31, 2014, we had a loss of $23 million and a net loss of $27 million compared to net revenue of $12.5 million and net income of $7.7 million in 2013, a decrease of 284% and 450%, respectively.  As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been reduced by 63.5 % to $21,794,663 as of December 31, 2014 compared to $ 59,692,091 as of December 31, 2013. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company decided that the revenue does not justify the default risks involved in the guarantee business, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

Our financial leasing services are anticipated to be provided to a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus, and rail companies and municipal governments. Customers will include existing clients of Wujiang Luxiang in addition to new clients.  PFL, our wholly owned subsidiary, plans to provide leases on both new and used manufacturing equipment, medical devices, transportation vehicles and industrial equipment, purchased both domestically and from foreign suppliers, to meet its customer’s needs. As of the date of this Annual Report, PFL entered into two financial leasing agreements for an aggregate of $5.61 million in lease receivables. We do not currently have further funds to deploy in the financial leasing business and plan to hold off expansion of the leasing business until the economic environment improves.

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

Corporate Structure

China Commercial Credit, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. The Company, through its indirect wholly-owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE”), a limited liability company formed under the laws of the PRC on September 26, 2012, controls Wujiang Luxiang, a company established under the laws of the PRC on October 21, 2008, through a series of contractual arrangements.  CCC International Investment Ltd. (“CCC BVI”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on August 21, 2012, is wholly owned by the Company.  CCC BVI wholly owns CCC International Investment Holding Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC on September 4, 2012.  WFOE is wholly owned by CCC HK.  On September 5, 2013, CCC HK incorporated PFL a wholly owned subsidiary, to start our financial leasing business.

On April 11, 2015, WFOE delivered a notice of termination to Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin to terminate the VIE agreements by and among the parties. The Company entered into the VIE agreements with Pride Online in order to provide WFOE absolute control over the economic interest in Pride Online. As a result of the termination notice, the contractual arrangements by and among the Company, Mr. Qin and Pride Online will terminate as of May 11, 2015 and WFOE will no longer control Pride Online.

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

The sole director and president of WFOE, Mr. Ling, is currently managing Wujiang Luxiang pursuant to the terms of the Exclusive Business Cooperation Agreement. WFOE has absolute authority relating to the management of Wujiang Luxiang, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions. The Exclusive Business Cooperation Agreement does not prohibit related party transactions. The audit committee of CCC is required to review and approve in advance any related party transactions, including transactions involving WFOE or Wujiang Luxiang.

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

We fund our lending and guarantee operations by using our registered capital, drawing down from the line of credit we have with state-owned or commercial banks, and using cash generated from our operations.  We currently have only one line of credit agreement with Agricultural Bank of China, the amount we are allowed to finance through debt financing is limited at 50% of our net capital. As of December 31, 2014, we have borrowed approximately $11.3 million (RMB 70 million) from Agricultural Bank of China and there is still another $ 4.7 million (RMB 30 million available under the line of credit. This line of credit was granted to Wujiang Luxiang since its inception in 2008 as a provincial government's measure to support rural microcredit company's operations. The total line of credit decreased from RMB 150 million to RMB 100 million during 2014 due to PBOC’s tightened monetary policy.  Interest rates under this line of credit vary, but have been no more than 110% of the PBOC benchmark interest rate (the "PBOC Rate").

On September 5, 2013, we formed PFL to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL offers financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces.  As of December 31, 2014, PFL incurred two finance lease transactions with total lease receivables of $4.87 million.

Our Services

Direct Loans

We provide direct loans to borrowers with terms not exceeding one year. During 2014 and 2013 the average principal loan amount we provided was approximately $336,000 and $429,000, respectively. The interest rate we charge on a specific direct loan depends on a number of factors, including the type of borrower and whether the loan is secured or unsecured. We also take into account the quality of the collateral or guarantee given and the term of the loan.

Interest on our loans is usually payable monthly and averaged 14.19% and 14.50%  for our direct loan portfolio for the twelve months ended December 31, 2014 and 2013 respectively. Under certain Jiangsu banking regulations, since August 2012, we are allowed to charge an interest rate within the range of 0.9 times and 3 times PBOC Rate. As of December 31, 2014, the PBOC Rate was set at 6% per annum for one-year term loans and 5.6% for six-month term loans. During the fiscal year ended 2014, the average interest rate we charged to SMEs was 2.3 times the PBOC Rate or 14.19% for one-year term loans and 12.5% for six-month term loans. The interest on loans to farmers is subsidized by the Jiangsu government and usually results in farmers paying a rate lower than that of loans to SME’s. A portion of the difference between the lower rate charged to farmers and the rate charged to SME’s is remitted to us annually by the government as a government incentive. It is within the provincial government's discretion as to the amount of incentive to be remitted to us. The revenue we generated from such government incentive has always been less than 5% of our gross revenue since Wujiang Luxiang's inception.

We offer both secured and unsecured direct loans. As of December 31, 2014, there were 190 direct loans outstanding, with a total aggregate outstanding balance of approximately $86.5 million and interest rates ranging from 9.6% to 17.2% and original terms of the loans ranging from 1 month to 12 months, none of which were unsecured loans.  The following table sets forth a summary of our direct loan portfolio as of December 31, 2014 and 2013:

	Total Outstanding Balance as of 12/31/2014	Percentage of the Total Loan Portfolio as of 12/31/2014	Total Outstanding Balance as of 12/31/2013	Percentage of the Total Loan Portfolio as of 12/31/2013
Guarantee-backed loans	75,059,359	91.4%	81,485,918	90.3%
Pledge assets-backed loans	6,368,940	7.76%	7,326,834	8.2%
Collateral-backed loans	650,830	0.79	1,390,661	1.5%
Total:	82,079,129	100%	90,203,413	100%

All our loans are secured. We offer three types of secured loans:

●	loans guaranteed by a third party, referred to in China as “guarantee-backed loans”;
●	loans secured by real property, referred to in China as “collateral-backed loans”; and
●	loans secured by personal property, referred to in China as “pledge-backed loans”.

●	Guarantee-backed loans

In the case of guarantee-backed loans, the third party guarantor and the borrower are jointly and severally liable for the repayment of the loan.  The third party guarantor, whether being an individual or legal entity, must be creditworthy.  We do not require any asset from the borrower as collateral for such guarantee-backed loans.

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

As of December 31, 2014, we have provided guarantees for a total of $21.9 million underlying loans to approximately 23 borrowers.

Due to a substantial increase in the amount of default loans in the loan guarantee business, the amount of underlying loans we guaranteed has been reduced by 63.1% as of December 31, 2014 compared to as of December 31, 2013. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has decided that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

Financial Leasing Services

On September 5, 2013, we formed PFL, a wholly owned subsidiary, to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL plans to offer financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces. As of the date of this annual report, PFL entered into two financial leasing agreements for an aggregate of $5.61 million in loan receivables. We do not currently have further funds to deploy in the financial leasing business.

We had used substantially all of the net proceeds from the follow-on public offering closed in May 2014 to increase the registered capital of PFL and corresponding financing leasing capacity. Currently, PFL is approved to have a registered capital of $50 million. We were required to contribute 15% of the $50 million by December 4, 2013. In 2014, we orally obtained an extension from the relevant government authority to delay the initial contribution without any monetary penalty. In October 2014, approximately $5.7 million (RMB 30.7 million) of the net proceeds raised in our follow-on public offering closed in May 2014 was transferred to PFL to increase its registered capital.

Due to the short history of China’s financial leasing industry, there are certain gaps in relevant PRC law. There is no nation-wide uniform equipment title registration process and system in China and each municipality adopts different procedures.  As such, our ownership interest on the leased property may be threatened.  In addition, there is no guidance on the reserve requirement for financial leasing companies. We have followed the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 1.5%, 3%, 30%, 60% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively. We believe such reserve should be sufficient to cover potential loan loss in the first few years of PFL’s operations. We may adjust these rates as we roll out our operations.

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

The reviews during steps 1, 2, 3 and 4 are deemed Level One review. The Loan Review Committee’s review is deemed Level Two review. The General Manager’s final review is the Level Three review. Typically it takes one to two weeks to complete our review.

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

Loan Extension

We will generally approve loan extensions for borrowers who have made timely interest payments, are capable of paying the balance and have loans secured by sufficient collateral or guaranteed by an acceptable guarantor. The term of the loan extensions we grant is generally no longer than the term of the original loan and we only agree to extend a loan one time. If the loan extension application is not approved prior to the original maturity date of the loan, it will be transferred to the collection department and labeled as a default loan. As of December 31, 2014 and 2013, extended loans constituted 5.36% and 0.18% of our total outstanding direct loan balance, respectively. During 2014, the Company approved extension to certain default customers who demonstrated a strong likelihood to repay or already paid part of this outstanding principal and interest. Management believes that extending the term of the default loans instead of suing the borrowers will give the borrowers a better chance to recover during the extended term and thus make the repayment. We treated these extended loans according to their original terms in our loan loss reserve provision calculation.

Loan Renewal

Many of our borrowers repay their loans and re-borrow at a later date, being referred to as a “loan renewal”. We consider a renewed loan a new loan, not a loan extension, despite our previous relationship with the borrower. Prior to the maturity date of the loan, the borrower may choose to apply to renew the loan. In order for the loan renewal application to be approved, the borrower must agree to repay the existing loan’s principal amount and accrued interest in full before the renewal application is approved.  Although we do not have a specific clean-up period policy, we do require that the period of time between repayment of the existing loan and the funding of the new loan to be 2-10 days. As of December 31, 2014 and 2013 renewed loans constituted 86.9% and 68.70% of our total outstanding direct loan balance, respectively.

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

(4) SMEs - PFL plans to lease a variety of industrial equipment and machinery to local SMEs in Jiangsu Province and beyond. Potential customers include local manufacturing businesses, mining companies, farmers and individuals.  PFL initially targeted the Company’s existing SME lending clients since it has a relationship with these customers and understands their operational and credit history and financing needs.

As PFL’s business develops further, we expect to provide leases to customers in other sectors as opportunities arise. PFL, although not required by government mandate, will only lease to businesses that are within the sectors encouraged by the Chinese national industry development and planning policy and environmentally friendly businesses.

The two customers whom PFL provided financial leasing to during 2014 are local SMEs in the manufacturing industry. They are existing borrowers in our lending business. They paid off the outstanding principal and interest of their loans before the Company provided the financial leasing to them.

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

PFL leased manufacturing equipment to the two current customers.

Lease Underwriting

PFL underwrites the leases via a 3-step process:

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

The underwriting process takes approximately 2 weeks.

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

Collateral and Default Assumptions

Some of PFL’s initial target customers are our direct loan customers. We are very familiar with these businesses and individuals and their growth prospects, credit worthiness, management teams, and profitability. We will take advantage of this knowledge and lease to creditworthy customers only, thereby potentially reducing defaults and bad debt expense. When evaluating potential customers with which we do not have a pre-existing relationship, we will utilize our prior experience in the risk assessment of lending clients to timely evaluate a new customer’s creditworthiness.

PFL may require a third party guarantor to reduce financial exposure in the event of a default. PFL may choose to work with a third party to assist with the repossession, storage and sale of the leased equipment in the event of lease defaults.

Risk Management

Credit Risk

As a microcredit lender, credit risk is the most significant risk for our business. In our direct loan business, we suffer financial loss when a borrower defaults and full collection cannot be achieved. In our guarantee business, in the event the borrower defaults in its payment obligation and we pay the lender on behalf of the borrower, we suffer financial loss when we cannot recover the full amount of the payment we paid to the lender (after collection from the cash deposit provided by the borrower) from the counter guarantor or the sale proceeds of the collateral. In our financial leasing business, we suffer financial loss when a lessee defaults while we are unable to lease the equipment at the same or better leasing terms in a timely manner.

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

We had no Special Reserves for 2013 due to the short-term and microcredit nature of our loans and our low loss rate. For the fiscal year ended December 31, 2013, our reserve measurements indicate the aggregate amount calculated based on General Reserve is higher than the amount calculated based on the Specific Reserve. For the fiscal year ended December 31, 2014, we utilized Special Reserve and Five-Tiers Principal in estimating the loan loss as it is higher than the amount calculated based on the General Reserve. We review the loss reserve on a quarterly basis.

In February and March 2015, the Company revisited the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one loan was past due, the Company decided to reclassify all of this customer's loans as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

As of December 31, 2014 and 2013 the total outstanding direct loan balance was $82,079,129 and $90,203,413 and the loan loss reserve $ 24,490,721 and $1,375,948, respectively.

Reserve for the Guarantee Services.

In our guarantee business, we are required to set aside reserves consisting of no less than 1% of the total outstanding balance of loans we guaranteed at the end of fiscal year and 50% of the income generated by our guarantee business during the fiscal year to cover probable losses.  The reserve of 50% of the income is applicable only to commission income. Since it is our standard practice to receive the guarantee fee in full in advance when the guarantee is made, we did not think we were exposed to any risk with regard to receipt of such income. Therefore we did not set aside the reserve based on the 50% of the commission income.

We follow the same “Five-Tier Principal” in our measurement of reserve for the guarantee business. For the fiscal year ended December 31, 2013, our reserve measurements indicate the aggregate amount calculated based on Five-Tier Principal is lower than the amount calculated based on the statutory requirement of 1% of the total outstanding guarantee portfolio, as such, the reserve we made for the guarantee business was 1% of the total outstanding guarantee portfolio. For the fiscal year ended December 31, 2014, our reserve measurements indicate the aggregate amount calculated based on Five-Tier Principal is higher than the amount calculated based on the statutory requirement of 1% of the total outstanding guarantee portfolio, as such, the reserve we made for the guarantee business was the aggregate amount calculated based on Five-Tier Principal. We review the loss reserve on a quarterly basis.

In February and March 2015, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer's guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts.

As of December 31, 2014 and 2013, the total outstanding balance we guaranteed was $21,794,663 and $56,692,091 and the accrual for financial guarantee services was  $5,546,128 and $588,740 respectively.

Reserve for the Financial Leasing Services

We plan to follow the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 1.5%, 3%, 30%, 60% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively.

Business Strategy

As we anticipate the economic condition will remain challenging in the next 12 months, the Company plans to aggressively collect the default loans and guarantees with all available legal remedies. The Company also plans to closely monitor the trend in the microfinance industry and may explore microfinance products and services other than lending, guarantee and financial leasing to SMEs.

When the economic condition substantially improves in the future, we intend to implement three primary strategies to expand and grow the size of our Company: (i) increase our lending capacity through the cash generated from operations and through increases in our registered capital by additional equity and/or debt financing, (ii) implementation of our financial leasing business plan in Jiangsu province and other Chinese provinces, and (iii) potential acquisitions of similar microcredit companies in Jiangsu Province, China.

Organic growth will occur through expansion of our direct loan and guarantee services directed at SMEs and farmers. Our existing direct loan and guarantee services could also be expanded by increasing our registered capital base with proceeds of future financings.  The lending capacity of Wujiang Luxiang is limited to the aggregate of its registered capital, any proceeds from borrowings and profits generated from operation, subject to certain statutory reserve deductions required under the PRC laws and regulation. According to a policy named “Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Companies,” Su Zheng Ban Fa (2011) No. 8 (“Jiangsu Document No. 8”), the maximum obligation Wujiang Luxiang is allowed to provide guarantees for is three times its net capital. As of December 31, 2014, the registered capital of Wujiang Luxiang was approximately $53 million. Under PRC laws, the registered capital refers to the total amount of equity investment made by the shareholders. Once the registered capital is established, it cannot be used for purposes beyond the approved business scope of that entity. Because our target market has been historically underserved by the state-owned and commercial banks in China, we believe there will be a continued high demand for our services and we will be able to attract a steady flow of borrowers.

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

Competition for Our Lending and Guarantee Business

The number of microcredit companies in China is increasing rapidly.  According to data compiled by PBOC and released on its website, as of December 2014, there were approximately 8,791 microcredit companies in China. The total loan balance from microcredit companies stood at $ 149.5 billion (RMB 942.0 billion), and new loans issued to microcredit companies in the year of 2014 hit $19.4 billion (RMB 122.8 billion).  In Jiangsu province, there are about 631 microcredit companies with total paid-in capital of $14.74 billion (RMB 92.91 Billion) and a total outstanding balance of $18.19 billion (RMB 114.6 billion) as of December 31, 2014, according to PBOC.

 According to the data from Central Bank of China, our major competitors in the city of Wujiang as of the end of December 31, 2014 are listed below (in million Dollars). The total loan portfolio of microcredit companies in Wujiang area for the year ended December 31, 2014 is $864.19 million, a 16% decrease from year ended December 31, 2013. The guarantee portfolio for the year ended December 31, 2014 is $136.2 million, a 66.7% decrease from year ended December 31, 2013. Due to the poor economic condition in the Wujiang area, especially the slow-down in the local textile industry, three of the below microcredit companies went bankrupt during 2014 while the remainder are struggling with high default rates.

Entities	Direct Loan Portfolio	Guarantee Portfolio	Total Portfolio
Dongfang	133.39	46.36	179.75
Sunan	78.11	0	78.11
Sushang	85.00	15.15	100.15
Wujiang luxiang	76.92	20.46	97.39
Jinguo	96.95	24.10	121.05
Wuyue	86.70	11.41	98.12
Lili	100.10	0	100.10
Tenglv	25.71	0	25.71
Tongli	35.56	0	35.56
Fenghu	46.31	8.54	54.86
Jinxin	37.13	10.17	47.30
songling	13.39	0	13.39
Kaifeng	25.13	0	25.13
Keji	23.74	0	23.74
Total	864.19	136.20	1,000.42

Competitive Strengths for Our Lending and Guarantee Business

We believe there are several key factors that will continue to differentiate us from other microcredit companies in the city of Wujiang.

●	Experienced Management Team. We have a senior management team that has time-tested, hands-on experience with a high degree of market knowledge and a thorough understanding of the lending industry in China. Members of our management team have an average of 25 years of previous banking, accounting or other relevant experience. We believe that our management’s significant experience in the lending industry and our efficient underwriting process allow us to more carefully determine to whom to lend to and how to structure the loans.

●	Stable Relationship with State-Owned Banks and Commercial Banks. We have established relationships with local branches of the state-owned and provincial commercial banks. We currently have a credit facility agreement in the amount of approximately $16.2 million (RMB 100 million), approximately $4.7million (RMB 30) of which is currently available, with Agricultural Bank of China pursuant to which it extended a line of credit to us. We also have established guarantee cooperation relationships with China Construction Bank, Agricultural Bank of China, Bank of Communications, China CITIC Bank Agriculture Commercial Bank and Jiangsu Bank pursuant to which these banks previously have agreed to accept us as a guarantor for third party loans. Although there is no written agreement or understanding between these banks and us with regard to the referral of lending business, we believe that the reputation of our management team will enable us to maintain and develop good relationships with the local branches of these state owned and commercial banks.

●	Early Entrance and Good Reputation. We are one of the first microcredit companies approved in the city of Wujiang region. We have strong brand recognition among the small borrowers in the city of Wujiang, which we believe should create a steady flow of business from borrowers.

●	Stable Borrower Base. Our early entrance into the micro credit market has resulted in our creating a sizeable market share. We have been able to retain a stable borrower base with recurring borrowing needs and good repayment histories.

We believe we have the following competitive strengths compared to the local branches of state-owned banks and commercial banks which are permitted to extend credit to microcredit borrowers.

●	Fast Service. We are able to close loans more quickly than traditional Chinese banks due to our efficient yet comprehensive underwriting process and a less bureaucratic environment, which is important to SMEs, farmers and individuals.

●	Favorable Interest Rates to Borrowers with Good Track Records. We offer favorable interest rates to borrowers who have good repayment histories with us, especially to the borrowers who provide real property as collateral. SMEs appear more willing to establish and maintain good relationship with us than with the local branches of the state-owned and commercial banks which may not provide the same level of services to SMEs.

●	A Greater Willingness to Lend to SMEs. We are focused on providing credit to SMEs, farmers and individuals in the city of Wujiang. With our extensive knowledge and experience working with local SMEs, farmers and individuals, we are better equipped to attract such borrowers and maintain a long-standing relationship with them.

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

Due to the Company’s strong relationships with local business owners and government agencies and its expertise in evaluating the financial health of local businesses, PFL believes it is in a strong position to grow its leasing business in Jiangsu Province once it has the financial means. However, we currently do not have further funds to deploy in the financial leasing business.

Competitive Strengths for Our Financial Leasing Business

We believe we could thrive in the financial leasing business even with future competition in Jiangsu province due to following competitive advantages:

●	Substantial experience in identifying potential lessees. Our financial and industrial lending experience in the local Jiangsu marketplace and our relationships with local business owners will enable us to identify potential leasing customers, and knowledge of these customers will allow us to more accurately anticipate and serve their financial leasing needs.

●	An early entrant to financial leasing segment in the Jiangsu region. As one of the few leasing companies in Jiangsu province, PFL enjoys little competition and we believe that being an early entrant will enable us to develop brand recognition and customer loyalty.

●	Strong relationships with local and regional government agencies. As a result of our relationships with local and regional government agencies, PFL may be afforded access to participate in projects sponsored by those government and public transportation agencies.

●	Local government support. PFL has been afforded certain tax benefits and incentives by the government. PFL will be exempted from Jiangsu provincial income tax for the first five years, followed by a provincial income tax rate at half of normal tax rates for the following five years. PFL will also receive a registered capital bonus payment from the Wujiang city government equivalent to 2% of the actually contributed registered capital.

●	Our status as a NASDAQ listed company. We believe we have a marketing advantage over other financial leasing companies due to our status as a NASDAQ listed company.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited:

●	PRC Company Law and its implementation rules;
●	Wholly Foreign-Owned Enterprise Law and its implementation rules;
●	Guidance on Microcredit Company Pilot (Yin Jian Fa [2008]23) (the “Circular 23”) issued by the CBRC and the PBOC on May 4, 2008 and effective on May 4, 2008;
●	Reply to Certain Issues on Microcredit Company Organization Yin Jian Fa [2006] 246 issued by the CBRC on September 20, 2006 and effective on September 20, 2006;
●	Guidance on Great Promotion to Rural Microcredit Business of the Banking Industry (Yin Jian Fa [2007] 67) issued by the CBRC on August 6, 2007 and effective on August 6 ,2007;
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

22

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

Circular 23

Circular 23 divides “microcredit companies” into two categories:  a “company with limited liability” or a “company limited by shares” that consists of equity interests held by private parties, including individuals, corporate entities and other organizations.  The shareholders of a microcredit company shall meet the minimum requirement set by applicable laws. A company with limited liability shall be established with capital contributions from no more than fifty (50) shareholders; while a company limited by shares shall have 2-200 promoters, more than 50% of whom shall domicile in the PRC.  The promoters are the shareholders after the incorporation of the company. The source of registered capital of a microcredit company shall be true and legal. All the registered capital shall be fully paid in cash by the capital contributors or the promoters. The registered capital of a company with limited liability shall be no less than RMB 5,000,000 and the registered capital of a company limited by shares shall be no less than RMB 10,000,000. Any single individual, corporate entity or social organization (and their respective affiliates) shall not contribute more than 10% of the registered capital of a microcredit company.  Circular 23 also provides that the sources of funds of a microcredit company shall be limited to the capital contributions paid by its shareholders, profit from operations, monetary donations, and loans provided by no more than two (2) banking financial institutions.  Pursuant to applicable laws, administrative rules and regulations, the outstanding loans owed by a microcredit company to banking financial institutions shall not exceed 50% of its net registered capital. The interest rate and the terms for such loans shall be determined based on arms-length negotiations between the company and the financial institutions and such interest rate shall be determined using the “Shanghai inter-bank borrowing interest rate” for the same period as prime rate plus basis points.  Circular 23 also states that a provincial government who is able to clearly specify an authority-in-charge (finance office or relevant government organs) to be in charge of the supervision and administration of microcredit companies and is willing to assume the liabilities for the risk management of microcredit companies, such provincial government may, within its own province, roll out the trial run for the establishment of microcredit companies. A microcredit company shall abide by all applicable laws and shall not conduct any illegal fund-raising in any form. In the event an illegal fund-raising activity is conducted within the provincial territory, it shall be handled by the local government at the provincial level. Other activities in violation of the laws or the administrative rules and regulations will be fined by local authorities or prosecuted in the event a criminal offense has been committed.

Wujiang Luxiang is a microcredit company limited by shares.  There are currently 12 shareholders all of whom are domiciled in PRC. Except one entity shareholder, none of the shareholders owns more than 10% of Wujiang Luxiang’s registered capital. Pursuant to Administrative Measures of Microcredit Companies issued by Jiangsu provincial government on November 30, 2011, major promoters are permitted to hold more than 10% of the registered capital of a microcredit company. We believe the requirement that none of the shareholders shall own more than 10% of the registered capital of a microcredit company set forth in Circular No. 23, which is a pilot program giving guidance to the provincial government, has been superseded by the later Jiangsu provincial regulations. In addition, the current equity structure of Wujiang Luxiang has been approved by the Finance Office of Jiangsu, which is the governing authority of Wujiang Luxiang. We believe such approval is evidence of the Jiangsu government authority’s acknowledgement of such equity structure. Wujiang Luxiang’s current operations are in line with the other requirements set forth in Circular 23.

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

The business scope of Wujiang Luxiang is to provide small loans, guarantees, and other business approved by the provincial authority for agriculture related industry, which is in line with the Jiangsu Document No.8. As of December 31, 2014, Wujiang Luxiang’s net capital was approximately $53 million and its outstanding balance of bank loans was $86.5 million, which is line with the requirement set forth in the Jiangsu Document No. 8.

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

As of December 31, 2014, Wujiang Luxiang’s registered capital was approximately $53 million and its total debt financing was approximately $11 million, less than 50% of its registered capital. In line with the requirement set forth in Jiangsu Document No. 132, Wujiang Luxiang’s major source of financing has been loans from commercial banks.

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

As of December 31, 2014, Wujiang Luxiang’s registered capital was RMB 333 million which is more than the RMB 50 million required for Wujiang Luxiang as a microcredit company in the Southern Jiangsu area.

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

We believe our management, accounting staff and other personnel meet the requirements set forth in the Jiangsu Document No. 142.

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

Employees

We currently have 21 full time employees as of the date of this report. We have employment contracts with all of our employees in accordance with PRC Labor Law and Labor Contract Law.  The contracts comply with the PRC laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Risks Relating to Our Lending and Guarantee Business

Our limited operating history makes it difficult to evaluate our business and prospects and we may not be able to adapt to the changing market condition.

Wujiang Luxiang commenced operations in October 2008 and has a limited operating history. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the microcredit industry, may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	timely respond to the liquidity changes driven by PBOC’s policy and manage the credit risk inherent to our loan and guarantee business;
●	obtain sufficient working capital and increase our registered capital to support expansion of our loan and guarantee portfolios;
●	comply with any changes in the laws and regulations of the PRC or local province that may affect our lending operations;
●	expand our borrowers base;
●	collect from default borrowers;
●	maintain adequate control of default risks and expenses allowing us to realize anticipated revenue growth;
●	implement our customer development, risk management and acquisition strategies and adapt and modify them as needed;
●	integrate any future acquisitions; and
●	anticipate and adapt to changing conditions in the Chinese lending industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, and other significant competitive and market dynamics.

As a matter of fact, for the year ended December 31, 2014, we had a loss of $23 million and a net loss of $27 million compared to net revenue of $12.5 million and net income of $7.7 million in 2013, a decrease of 284% and 450%, respectively.  If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

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

If we fail to remediate the material weaknesses in our internal control over financial reporting that have been identified, we may be unable to accurately report our results of operations or prevent misstatements, and investor confidence and the market price of our common stock may be materially and adversely affected.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm is not required to and has not conducted an audit or assessment of our internal control over financial reporting. In August 2014, the Company discovered RMB 7 million (approximately $1.1 million) was transferred (the "Transfer at Issue") from the bank account of WFOE, without authorization, to the personal account of Mr. Qin, the then CEO of the Company. The Company appointed a special committee (the “Special Committee”) of the Board of Directors to conduct an internal review surrounding the Transfer at Issue. The internal review indicated that the Company’s control deficiencies contributed to the Transfer at Issue. Since Mr. Qin had the sole authority to approve fund transfers, there was a lack of checks and balances over transfers. The Company filed a report with a local Wujiang Police Department charging Mr. Qin with misappropriating RMB 7 million.  The Company retained a local law firm to assist the Company in following up with the Police Department with regard to the development of the case and collection of the missing funds.  According to the PRC counsel, if the prosecutors agree to criminally indict Mr. Qin, there will be an accompanying civil collection suit.  If the prosecutors determined not to criminally indict Mr. Qin, then the Company will initiate a civil proceeding against Mr. Qin to collect such funds.   The prosecutors have not notified the Company of their decision as of the date of this annual report. There is no assurance that we would be able to collect the missing funds, if any.

As a result of the control deficiencies in the fund transfer procedure and other material weaknesses identified, the Company concluded its internal controls over financial reporting were not effective as of December 31, 2014. See Item 9A Controls and Procedures for a detailed discussion of the material weakness and the remediation measures the Company plans to take. Such material weaknesses may result in our inability to accurately report our financial results or prevent material misstatements.

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

Pursuant to Foreign Wholly-Owned Enterprise Law and relevant implementation rules, 15% of the U.S. $50 million registered capital of PFL is required to be contributed within initial three months of PFL obtaining its business license on September 5, 2013 and the remainder to be contributed within two years after the business license is granted. We did not make any contributions within the three month period since we expected to fund such contribution with the proceeds from the follow-on offering. Based on our oral inquiries with the local Commission of Commerce of Wujiang, we were told that the required initial installment would be reduced to 10% in 2014 and that the competent authority would refrain from taking specific administrative measures against us once the first installment of capital contribution is paid. In addition, we were told by Wujiang Economic and Technological Development Zone (“WETDZ”), where PFL is incorporated and located, that there will be no penalty for the delayed contribution of the first installment of the registered capital. In the event the orally granted extension or the advice we received from WETDZ is reversed or found to be not valid by a relevant authority, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time, or from $375,000 to $1,125,000 if none was contributed at the time of the sanction. In October 2014, we contributed substantially all of the net proceeds raised in the follow-on offering to the registered capital requirement of PFL.

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

In addition, pursuant to an agreement PFL has with the WETDZ, PFL expects to receive a financial award equal to 100% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the first five years following the date of its establishment, and will further receive a financial award equal to 50% of the portion of the enterprise income tax proceeds contributed by PFL that is reserved by the WETDZ for the following five years. PFL will receive a science and technology financial award from the WETDZ for up to approximately $325,000 (RMB 2 million) to be paid pro rata according to the actually contributed registered capital. In the event that the central government promulgates laws or regulations that expressly prohibit local governments from providing financial subsidies for enterprises’ income tax payment obligation, this agreement with WETDZ may be rendered illegal and/or unenforceable and therefore PFL’s business plan may be negatively affected.

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

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between WFOE and each of Wujiang Luxiang. Although we were advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Wujiang Luxiang and its shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People's Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

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

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on WFOE’s ability to pay dividends or make distributions to us and on our ability to increase our investment in the WFOE.

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

Risks Relating to Our Securities

Trading of our common stock on NASDAQ has been suspended since September 11, 2014.

We have received requests from NASDAQ related to additional information surrounding the Transfer at Issue. If we are not able to respond to the additional information requests by NASDAQ to the satisfaction of NASDAQ, then the trading halt of our common stock will not be lifted and it is possible that NASDAQ will initiate a delisting procedure.

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

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;
●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in financial estimates by securities research analysts;
●	negative publicity, studies or reports;
●	conditions in Chinese credit markets;
●	changes in the economic performance or market valuations of other microcredit companies;
●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;
●	addition or departure of key personnel;
●	fluctuations of exchange rates between RMB and the U.S. dollar; and
●	general economic or political conditions in China.

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

Provisions of our by-laws and Delaware laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

●	the inability of stockholders to act by written consent or to call special meetings;
●	the ability of our board of directors to make, alter or repeal our by-laws; and
●	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action is captioned Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business.   On October 2, 2014, two purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.).  Neither complaint states the amount of damages sought.

On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel.  On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff and the Yun Group’s counsel as lead counsel.

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

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. The Company and Mr. Levy anticipated that they would file a motion to dismiss the amended complaint. The Company believed that this lawsuit was without merit and intends to vigorously defend against it. At the early stage of the proceedings, the Company was not able to estimate the probability of success or loss.

On March 27, 2015, the Yun Group filed a Consolidated Amended Class Action Complaint (the “CACAC”).  The CACAC adds three underwriters as defendants, Burnham Securities, Axiom Capital Management and ViewTrade Securities, Inc. The CACAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. The defendants’ date to answer or move is May 26, 2015, and the Company and Mr. Levy anticipate that they will file a motion to dismiss the CACAC.  The Company believes that this lawsuit is without merit and intends to vigorously defend against it.  At this early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichin Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy have been served, and by stipulation among the parties, plaintiff will serve an Amended Complaint on or by April 17, 2015. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CCCR”. However, on September 11, 2014, the NASDAQ Stock Market announced that trading was halted in the Company’s common stock for “additional information requested” from the Company and that trading will remain halted until the Company has fully satisfied NASDAQ’s request for additional information.

Holders

We had 112 holders of record of our common stock as of April 7, 2015.

Dividends

We did not declare or pay any dividend in 2013 or 2014 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

The selected condensed statement of operations and balance sheet data for the years ended December 31, 2014 and December 31, 2013 are derived from CCC’s audited financial statements.

Selected Financial Condition Data:	December 31
	2014	2013

Total assets	$83,089,787	$113,003,448
Cash	4,991,973	9,405,865
Restricted cash	1,983,285	10,784,960
Loans receivable, net of allowance for loan losses $24,490,721 and $1,375,948 for December 31, 2014 and 2013, respectively,	57,588,408	88,827,465
Short-term bank loans	11,389,522	16,360,721
Deposits payable	$2,725,363	$9,659,362
Stockholders’ equity	$62,736,240	$84,949,906

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. As of December 31, 2014, we have built an $86.5 million portfolio of direct loans to 190 borrowers and a total of $21.9 million in loan guarantees for 23 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

Due to substantial increase in the amount of default loans in the loan guarantees business, the amount of underlying loans we guaranteed has been reduced by 63.1% as of December 31, 2014 compared to as of December 31, 2013. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has declined that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business if economic conditions improve in the future.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the twelve months ended December 31, 2014, PFL had on financial leasing transaction. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of $5.61million (one with a monthly principle and interest income of $81,354and the other with a quarterly principle and interest income of $341,686. We do not currently have further funds to deploy in the financial leasing business.

On April 11, 2015, WFOE delivered a notice of termination to Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin. As a result, the contractual arrangements by and among the Company and Mr. Qin and Pride Online will terminate as of May 11, 2015 and WFOE will no longer control Pride Online.

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

Although we have generally benefited from China’s economic growth and the policies to encourage lending to farmers and SMEs, we are also affected by the complexity, uncertainties and changes in the PRC regulations governing the micro lending industry. Due to PRC legal restrictions on foreign equity ownership of and investment in the micro lending sector in China, we rely on contractual arrangements with WujiangLuxiang, and its shareholders to conduct most of our current business in China. We face risks associated with our control over our variable interest entity, as our control is based upon contractual arrangements rather than equity ownership

Results of Operations

Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

CHINA COMMERCIAL CREDIT, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2014	2013	Amount	Change %
Interest income
Interests and fees on loans	7,093,803	12,223,803	(5,130,000)	(42)%
Interests and fees on loans-related party	2,278
Interests on deposits with banks	84,602	220,820	(136,218)	(62)%
Total interest and fees income	7,180,683	12,444,623	(5,263,939)	(42)%

Interest expense
Interest expense on short-term bank loans	(900,225)	(1,143,217)	242,992	(21)%
Net interest income	6,280,458	11,301,406	(5,020,948)	(44)%

Provision for loan losses	(24,641,375)	(484,069)	(24,157,306)	4990%
Provision for direct financing lease losses	(610,183)	-
Net interest (loss)/income after provision for loan losses	(18,971,100)	10,817,337	(29,788,437)	(275)%

Commissions and fees on financial guarantee services	559,571	1,407,699	(848,128)	(60)%
(Under) /Over provision on financial guarantee services	(4,960,867)	316,039	(5,276,906)	(1670)%
Commission and fees on guarantee services, net	(4,401,296)	1,723,738	(6,125,043)	(355)%

Net (Loss) /Revenue	(23,372,396)	12,541,075	(35,913,470)	(286)%

Non-interest income
Government incentive	130,172	143,051	(12,879)	(9)%
Other non-interest income	146,444	25,830	120,614	467%
Total non-interest income	276,616	168,881	107,735	64%

Non-interest expense
Salaries and employee surcharge	(932,789)	(1,047,589)	114,800	(11)%
Rental expenses	(264,585)	(259,748)	(4,837)	2%
Business taxes and surcharge	(270,833)	(499,075)	228,242	(46)%
Foreign exchange loss	(55,223)
Other operating expenses	(3,394,688)	(1,818,302)	(1,576,387)	87%
Total non-interest expense	(4,918,118)	(3,624,714)	(1,293,404)	36%

(Loss) /Income Before Taxes	(28,013,898)	9,085,242	(37,099,140)	(408)%
Income tax expense	723,403	(1,380,272)	2,103,675	(152)%
Net (Loss)/Income	(27,290,495)	7,704,970	(34,995,465)	(454)%

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	-	(372,500)
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	-	(380,000)
Net income attributable to Common Stock shareholders	(27,290,495)	6,952,470	(34,622,965)	(498)%

(Loss) /Earnings per Share- Basic and Diluted	(2.35)	0.81	(3.16)	(391)%

Weighted Average Shares Outstanding - Basic and Diluted	11,601,558	9,535,161	2,066,397	22%

Net (Loss)/Income	(27,290,495)	7,704,970	(34,995,465)	(454)%
Other comprehensive income
Foreign currency translation adjustment	(532,597)	2,280,218	(2,812,816)	(123)%
Comprehensive (Loss) /Income	(27,823,092)	9,985,188	(37,808,281)	(379)%

The Company’s net loss for the year ended December 31,2014 was $27,290,495 representing a decrease of $34,995,465 or 454%, from net income of $7,704,970for the year ended December 31, 2013. The decrease in net income for the year ended December 31, 2014 was the net effect of the changes in the following components:

●	a decrease in net interest income of $5,020,947;
●	an increase in the provision for loan losses of $24,157,306
●	a decrease in commission and fees on guarantee services of $848,128;
●	an increase of provision on financial guarantee services of $5,276,906;
●	an increase in total non-interest expense of $1,289,630; and
●	a decrease in enterprise income tax of $2,103,675;

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the year ended December 31,2014, as compared to the year ended December 31,2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses we incurred. The Company’s net interest income decreased by $5,020,947, or 44% to $6,280,459 during the year ended December 31,2014, as compared to net interest income of $11,301,406 spare for the year ended December 31, 2013.

The interest and fees on loans decreased by $5,130,000, or 42% from $12,223,803for the year ended December 31, 2013 to $7,093,803for the year ended December 31, 2014. The decrease is the combined effect of: (1) The increase of non-performing loans aging over 90 days which leads to reversal of more interest income; (2) decrease in effective weighted average loan interest rate from 14.50%  for the loan portfolio as of December 31,2013 to 14.11% as of December 31, 2014 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; (3) reversal of interest income of $1,684,691due from some long-aging customers according to interest waive agreement between WujiangLuxiang and these customers: and (4) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. During the year ended December 31,2014, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the year ended December 31,2014, we granted 112 loans and the average loan size was approximately $336,000, as compared to 526 loans with an average loan size of $429,000 during the twelve months ended December 31, 2013, and as a result, the interest income declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $84,603 during the year ended December 31,2014 as compared to $220,820 during the twelve months ended December 31, 2013. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of December 31, 2014, the balance of restricted cash was $1,983,285, a decrease of 78.9% from $9,405,865 as of December 31, 2013.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $900,225 or 21%. This was mainly caused by a decrease of total bank borrowing balance by $4.1 million from $15.5 million as of December 31, 2013 to $11.4 million as of December 31, 2014. During twelve months ended December 31, 2014 , the interest expense related to the loans from related parties is $2,278.

Provision for Loan Losses

The Company’s provision for loan losses was $24,641,375 and $484,069for the year ended December 31, 2014 and 2013, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of finance statements.

The increase in provision for loan losses reflects the increase in the allowance for loan losses for the reporting period as our loan receivable balance increased and hence higher risk was assessed. In accordance with the aging schedule, during the twelve month ended December 31, 2014, there was an increase of $10.6million in “Substandard” loans compared to December 31, 2013 which are subject to a provision ratio of 25%. Besides, more “doubtful” or “substandard” loans were moved down to the “loss” and “doubtful” category subject to the higher provision ratio of 100% and 50%, respectively. We have initiated several legal proceedings against long-aging customers and it may take a long time to settle the case. In order to speed up the collection of past due loans, we, engaged He-Partners Law Firm, one of the largest law firms in Suzhou City to represent us in these lawsuits.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses substantially increased during this fiscal year.

In February and March 2015, the Company revisited the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one loan was past due, the Company decided to reclassify all of this customer's loans as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $1,407,699 for the year ended December 31, 2013 to $559,571 for the year ended December 31, 2014, representing a decrease of $848,128, or 60%.The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of December 31, 2014, we have provided guarantees for a total of $21.8 million underlying loans to approximately 22 borrowers, a reduction of 63.5% compared to December 31, 2013.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from an over provision of $316,039 for the year ended December 31, 2013, to an under provision of $4,960,867for the year ended December 31, 2014, representing an increase of $5,276,906.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased during the year ended December 31, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our provision for the guarantee services significantly from an over provision of $316,039 for the year ended December 31, 2013, to an under provision of $4,960,867 for the year ended December 31, 2014, representing an increase of $5,276,906. In February and March 2015, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer's guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts.

We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from twelve months to one year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

Non-interest Expenses

Non-interest expenses increased from $3,624,714for the year ended December 31, 2013 to $4,918,118for the year ended December 31, 2014, representing an increase of $1,293,404 or 36%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to a decrease in salaries and employee surcharge by $114,800 and an increase of other operating expenses by $1,576,386, or 87%. Other operating expenses were higher during the year ended December 31,2014 as compared to the twelve months ended December 31,2013, primarily due to a net effect of an increase in legal and consulting fee of 1,937,060, an increase in insurance expense of 141,624, against a decrease in bank charge of $198,028 and a decrease in travel expenses of $131,755.

Income Tax

Income taxes decreased from $1,380,272 for the year ended December 31, 2013 to $(723,403) for the year ended December 31, 2014, representing a decrease of $2,103,675 or 152%. The decrease in income tax is mainly attributable to a decrease of income before tax of $37,095,365 or 408%, from $9,085,242 for the twelve month ended December 31, 2013 to a loss of $28,013,898 for the year ended December 31, 2014.

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

We also keep the frequency of visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information.  Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers. Due to the bad economic condition of the twelve months of 2014, we increased the frequency of our visits in order to better identify the potential default risk.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the year ended December 31,2014, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $490,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of December 31, 2014, our business loan balance decreased by $4.4 million as compared to that as of December 31, 2013 while personal loan decreased by $3.7 million.

The following table sets forth the classification of loans receivable as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014 Amount	Percent of Total	December 31, 2013 Amount	Percent of Total

Business loans	52,254,805	63.66%	56,620,893	62.77%
Personal loans	29,824,324	36.34%	33,582,520	37.23%
Total Loans receivable	82,079,129		90,203,413

Nonaccrual loans totaled $33.3 million, or 40.58% of total assets as of December 31,2014, up from $2.8 million, or 2.49% of total assets, as of December 31, 2013. The allowance for loan losses was $24.49 million, representing 29.84% of loans receivable and 73.53% of non-accrual loans as of December 31, 2014. As of December 31, 2013, the allowance for loan losses was $1.38 million, representing 1.53% of loans receivable and 48.87% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014	December 31, 2013

Nonaccrual loans	$33,306,861	$2,815,358
Allowance for loan losses	$24,490,721	$1,375,948
Loans receivable	$82,079,129	$90,203,413
Total assets	$83,089,787	$113,003,448
Nonaccrual loans to loans receivable	40.58%	3.12%
Nonperforming assets to total assets	40.08%	2.49%
Allowance for loan losses to loans receivable	29.84%	1.53%
Allowance for loan losses to non-accrual loans	73.53%	48.87%

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

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations and bank loans, and from public offerings of securities. As a result of our total cash activities, net cash decreased from $9,405,865 as of December 31, 2013 to $4,132,782 as of December 31, 2014.

We require cash for working capital, making loans, repayment of debt and guarantee, salaries, commissions and related benefits and other operating expenses and income taxes. We expect that without the needs of future business expansion, our current working capital is sufficient to support our routine operations for the next twelve months.

However, as a micro-credit company regulated by the Chinese Banking Regulatory Commission, we are prohibited from providing saving or checking services to our customers; our borrowing capacity from other financial institutions is also limited to 50% of our registered capital.

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

In March 2014, approximately $5.7 million (RMB 30 million) of the net proceeds raised in our IPO was transferred and have already been contributed to WujiangLuxiang and approved as an increase of the registered capital of WujiangLuxiang. In October 2014, approximately $5.6 million (RMB 30 million) of the net proceeds raised in our Follow-on Offering was transferred to PFL to fund its operations.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the year ended December 31, 2014 and 2013, respectively:

	For the twelve months ended December 31,

Net cash provided by operating activities	$2,704,467	$6,605,544
Net cash used in investing activities	$(6,782,672)	$(1,691,001)
Net cash (used in)/provided by financing activities	$(222,095)	$2,810,819
Effects of exchange rate changes on cash	$(113,591)	$92,442
Net cash (outflow)/inflow	$(4,413,891)	$7,817,804

Net Cash Provided by Operating Activities

During the year ended December 31,2014, we had positive cash flow from operating activities of $2,704,467 a decrease of $3,901,077 from the twelve months ended December 31, 2013, during which we had cash flow from operating activities of $6,605,544. The net income for the year ended December 31, 2014 decreased by $34,991,690 as compared to the twelve months ended December 31, 2013. The decrease in net cash provided by operating activities was the result of several factors, including:

●	An increase in cash flow due to an increase of non-cash items which was primarily due to the increase in the provision for loan losses of $24,157,306, increase in provision for direct financing lease losses of 610,183 and the increase in the provision for financial guarantee services of $5,276,906

●	A increase in cash flow due to the decrease in changes in interest receivable by $762,639. The interest receivable decreased by $574,974 while increased by $187,665 as of December 31, 2014 and 2013, respectively, as compared to December 31, 2013 and 2012. This is mainly attributable to a significantincrease in non-performing loans as of December 31, 2014, which led to an increase in charge-off of interest receivable aging over 90 days.

●

A decrease in cash flow due to the increase in changes in net tax receivable by $112,249. The net tax receivable as of December 31, 2014 and 2013 was $1,758,693 and $820,526 respectively. The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

During the year ended December 31, 2014, the Company incurred taxable loss in the annual filing. However the Company repaid income taxes during quarterly filings. This lead to increase of changes in tax receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $6,782,672 as compared to net cash used in investing activities of $1,691,001 for the year ended December 31, 2013. The cash used in investing activities for the year ended December 31, 2014 was mainly used for repayment of defaulted customers in the financial guarantee service, decrease in originated loans disbursement to third parties and decrease in loans collection from third parties.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 totaled $267,768 as compared to net cash provided by financing activities of $2,075,159 for the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 was mainly attributable the net proceeds of $5.7 million received from issuance of common stock and warrants in the Follow-on Offering closed on May 13, 2014, Repayment of short term bank borrowings of $4,879,636 and common stock issuance cost of $872,785.

Contractual Obligations

As of December 31, 2014, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	11,389,522	11,389,522	-	-	-
Operating lease (2)	981,712	261,790	261,790	261,790	196,342

	12,371,234	11,651,312	261,790	261,790	196,342

(1)	The bank loans bear an average annual interest rate of 6.0%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on December 31, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	December 31, 2014	December 31, 2013
Guarantee	$21,794,663	$59,692,091

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

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive is provided by Jiangsu Provincial government on a yearly basis to promote the development of micro credit agencies in Jiangsu Province.
●	The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

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

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the consolidated statements of income and comprehensive income

The Company recognizes a charge-off when management determines that full repayment of a loan is not probable. The primary factor in making that determination is the potential outcome of a lawsuit against the delinquent debtor. The Company will recognize a charge-off when the Company loses contact with the delinquent borrower for more than twelve months or when the court rules against the Company to seize the collateral asset of the delinquent debt from either the guarantor or borrower. The Company has recorded $1,515,685 charge-off to date.

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

To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of December 31,2014, the Company utilized Specific Reserve in the determination of the loan loss reserve as it is higher than the amount calculated based on the General Reserve.

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

Recently issued accounting standards

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

In November 2014, the FASB issued ASU 2014-16 "Derivatives and Hedging" in order to standardize the determination of whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. ASU 2014-16 requires that all terms and features of the hybrid instrument, including the embedded derivative feature itself, must be taken into account when establishing separate accounting for the embedded derivative. ASU 2014-16 is effective for fiscal years and interim periods beginning on or after December15, 2015. The Company is currently assessing the impact of ASU 2014-16 on its consolidated financial position, results of operations and cash flows.

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-01 about Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

In February 2015, the FASB issued ASU 2015-02 "Consolidation: Amendments to the Consolidation Analysis" in order to clarify the basis for consolidation of certain legal entities. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. ASU 2015-02 is effective for public business entities for fiscal years and interim periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of ASU 2015-02 on its consolidated financial position, results of operations and cash flows.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein & Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-33 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2014, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	Certain personnel primarily responsible for the preparation of our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.
●	The Company’s internal control over financial reporting require additional supervision. For example, controls over the authorization and recording of funds transfers and bank accounts were not effective.
●	The Company needs to further improve its allowance analysis system to timely respond to changing economic conditions and have additional qualified personnel to perform allowance analysis.
●	The Company needs to improve its system to better track the collection litigations.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2015 to remediate the material weaknesses identified:

●	To provide applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting.
●	To expand involvement of qualified external consultants to supervise and review our financial reporting process.
●	To monitor the effectiveness of the new fund transfer approval policy and procedures and new standards of credit risk assessment.
●	To assess the effectiveness of the new standards of credit risk assessment which are carried out by the revised Loan Review Committee to improve the allowance analysis.
●	To engage outside consultants to assist in the allowance analysis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As the Company’s control deficiencies contributed to the Transfer at Issue, the Company has since taken various steps to improve its internal controls and procedures, including implementing a new fund transfer approval policy and procedures and new standards of credit risk assessment which are carried out by the Loan Review Committee. The internal review conducted by independent counsel engaged by the Special Committee of the Board of Directors observed that such new controls and procedures appear to be much more thorough and comprehensive.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Jingen Ling	49	Chairman of the Board of Directors, Chief Executive Officer
Long Yi	37	Chief Financial Officer and Secretary
Chunjiang Yu	45	Director
Xiaofang Shen	35	Director
John F. Levy	59	Director

Mr. Jingen Ling has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. In August 2014, Mr. Ling was appointed as the sole director and president of WFOE. On December 29, 2014, Mr. Ling was appointed as Chief Executive Officer of CCC. From 2003 to 2012, he served as a chairman of the board of directors of Suzhou Dingli Real Estate Co. Ltd., one of the largest real estate development companies in the city of Wujiang. Mr. Liang’s business aptitude and strong analytical skills, qualify him for his position as one of our directors.

Mr. Long Yi was appointed as the Chief Financial Officer and Secretary of CCC on January 1, 2013. Mr. Yi acted as the interim Chief Executive Officer of CCC between August 21, 2014 to December 29, 2014. Prior to joining CCC, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) since 2008. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008.  He is a Certified Public Accountant in the State of Illinois.  Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Mr. Chunjiang Yu. Mr. Yu is an experienced corporate and securities lawyer in China with over 15 years of experience. Since January 2014 to present, he has been a partner of Highsren Law Firm, a boutique Chinese law firm specializing in corporate and securities. Prior to that, he was a partner of another boutique Chinese law firm, Beijing Tian Yin Law Firm. Mr. Yu served as a member of the Seventh Capital Market and Securities Law Committee and the Eighth Tourism Law Committee of Beijing Bar Association, the vice director of the Law Firm Management Committee and Practicing Advisory Board of Beijing Haidian District Bar Association, research fellow of the ASEAN Legal Research Center and the Supervisor of Second Bar Membership Meeting of Beijing Haidian District. Mr. Yu has been serving as an independent director of Wuhan WuShang Group Inc. (000501), a Shen Zhen Stock Exchange listed Company principally engaged in retail and department store management, since 2010. He has also been serving as an independent director of Luoyang LandGlass Inc. a private Chinese company specializing in glass processing, since 2012. Mr. Yu’s in-depth legal expertise in corporate and securities laws and solid knowledge in the capital market will be of tremendous help to further improve the Company’s corporate governance.

Ms. Xiaofang Shen. Ms. Shen has fifteen years of work experience in accounting, tax, treasury and finance. From 2009 to present, Ms. Shen served as the chief financial officer of Wujiang Sanlian Printing and Dyeing Co., Ltd., a privately owned enterprise engaged in textile manufacturing, printing and dyeing and trading in Wujiang. Ms. Shen has first-hand knowledge of the businesses in Wujiang area and their credit needs. Ms. Shen brings a wealth of local operational knowledge to our Board of Directors.

Mr. John F. Levy has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy currently serves on the board of directors of three public companies including China Commercial Credit, Inc. Mr. Levy has been a director of Applied Minerals, Inc. (AMNL) a publicly traded exploration stage natural resource and mining company since January 2008, and has served as chairman since August 2009.  Mr. Levy has been a director, an audit committee member and chairman of the nominating and corporate governance committee of Applied Energetics, Inc. (AERG), a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, since June 2009. From October 2006 to October 2013, Mr. Levy served as a director, and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm.  From September 2010 to October 2012, he served as director of Brightpoint, Inc. (CELL), a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From November 2008 through June 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From March 2006 to April 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 for Universal Food &Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a Certified Public Accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, and Financing, Creating the Best Projections You Can: Insights and Techniques and Ethics and Sustainability: A 4-way Path to Success.  All four courses have initially been presented to various state accounting societies.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.  Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings, corporate governance and corporate transactions.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Xiaofang Shen, Chunjiang Yu and John F. Levy are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Levy, Mr. Yu and Ms. Shen are members of our Audit Committee, where Mr. John F. Levy serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

We have adopted and approved a charter for the Audit Committee. In accordance with our Audit Committee Charter, our Audit Committee shall perform several functions, including:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;
●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;
●	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;
●	oversees all aspects of our systems of internal accounting control and corporate governance functions on behalf of the Board;
●	reviews and approves in advance any proposed related-party transactions and reports to the full Board on any approved transactions; and
●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board, including Sarbanes-Oxley Act implementation, and makes recommendations to the Board regarding corporate governance issues and policy decisions.

It is determined that Mr. Levy possesses accounting or related financial management experience that qualifies him as an "audit committee financial expert" as defined by the rules and regulations of the SEC.

Compensation Committee

Mr. Levy, Mr. Yu and Ms. Shen are members of our Compensation Committee and Ms. Shen serves as the chairwoman.  All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ.  We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Levy, Mr. Yu and Ms. Shen are the members of our Nominating and Governance Committee where Mr. Yu serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ.  Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Significant Employees

We have no significant employees other than the named executive officers described above.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, as of the date of this report, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were made except that the form 3s of Ms. Shen and Mr. Yu have not been filed yet.

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

Meetings of the Board of Directors and Stockholders

Our board of directors met in person once in 2014 and also acted by unanimous written consent.  100% of the members of our board of directors were present at that meeting in February 2014.

The Company does not have a policy with respect to Board member attendance at the annual meeting of stockholders.

Item 11.	Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to CCC and Wujiang Luxiang in all capacities for our fiscal years ended 2014 and 2013 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Qin Huichun (1)	2013	54,243	71,437	-	-	-	125,680
(CEO)	2014	35,032	0	-	-	-	35,032

Long Yi (2)	2013	46,494	34,546	-	-	-	79,040
(CFO)	2014	35,492	17,741	-	-	-	53,233

Jingen Ling (3)(CEO)	2014	24,219	0	-	-	-	24,219

(1)	Mr. Huichun Qin was appointed as the CEO of CCC on August 7, 2012 and was the CEO of Wujiang Luxiang from 2008 to August 21, 2014. Mr. Qin was entitled to an annual base salary of $75,000 pursuant to the employment agreement he had with the company. Mr. Qin agreed to waive the difference between the amount he was entitled to pursuant to his employment agreement and the actual amount he was paid by the Company during fiscal year ended December 31, 2013. Mr. Qin resigned from all positions he held with the Company on August 21, 2014.

(2)	Mr. Long Yi was appointed as the CFO of CCC on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the company. Mr. Yi agreed to waive the difference between the amount he was entitled to pursuant to his employment agreement and the actual amount he was paid by the Company during fiscal year ended December 31, 2013 and 2014.

(3)	Mr. Jingen Ling was appointed as the CEO of the Company on December 29, 2014. Mr. Ling received this salary as the president of WFOE when he was appointed such position in August 2014.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2014

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. No stock awards or stock option grants were made to any of the named executive officers during the fiscal year ended December 31, 2014 or 2013.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors as of December 31, 2014, except 8,250 shares of restricted stock were issued to Mr. Levy as compensation for his services on the board for the period from August 2013 to December 31, 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of August 7, 2012, CCC entered into an employment agreement with Mr. Huichun Qin, pursuant to which he was employed as the CEO of CCC and received an annual base salary of $75,000.  Prior to then he had an employment agreement with Wujiang Luxiang. Under his employment agreement with CCC, Mr. Qin was employed as our CEO for a term of five years, with automatic renewal of additional one year terms unless previously terminated on three months written notice by either party. We were permitted to terminate his employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties.  In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary. On August 21, 2014, Mr. Qin resigned from all positions with the Company and Mr. Qin did not receive any payment of any severance benefits or other amounts as a result of the resignation.

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

As of December 29, 2014, CCC entered into an employment agreement with Mr. Jingen Ling pursuant to which he shall be employed as the CEO of CCC and receive an annual base salary of $75,000. Under this employment agreement, Mr. Ling is employed as our CEO for a term of five years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties.  In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2014.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
John L Levy	$50,000	$6,000	-	-	$50,000.00
Xiangdong Xiao (3)	$15,000	-	-	-	$15,000.00
Jingen Ling (1)	$15,000	-	-	-	$15,000.00
Jianmin Yin (3)	$15,000	-	-	-	$15,000.00
Chunjiang Yu (2)	$0	-	-	-	$0
Xiaofang Shen (2)	$0	-	-	-	$0

Mr. Levy shall receive $36,000 in cash per year and 6,000 restricted shares of the Company’s common stock per year, which shall vest in four equal quarterly installments. Mr. Levy also shall receive an additional $14,000 per year for acting as Chairman of the Audit Committee. Mr. Xiao, Mr. Yin, Mr. Yu, Mr. Ling and Ms. Shen shall receive $20,000 in cash per year for serving on the Board.

(1)	Mr. Ling was a non-executive director of the Company prior to his appointment as the CEO on December 29, 2014.

(2)	Mr. Yu and Ms. Shen were elected as independent directors of the Company at the Company’s 2014 annual stockholder meeting on December 29, 2014 and agreed not to receive any compensation for the year ended December 31, 2014.

(3)	Mr. Xiao and Mr. Yin were not nominated as directors at the 2014 annual stockholder meeting held on December 29, 2014.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 7, 2015 our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name of Beneficial Owner	Number Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% stockholders:
Cui, Gengliang	608,040	5.0%
Mo, Lingen	608,040	5.0%
Li, Senlin	608,040	5.0%
Shen, Xiaoping	608,040	5.0%
Ling, Jinming	613,260	5.0%

Directors and Executive Officers:
Ling, Jingen
Chief Executive Officer and Chairman of the Board of Directors	875,700	7.1%
Long Yi Chief Financial Officer	0	-
John F. Levy Director	8,250	-
Chunjiang Yu Director	-	-
Xiaofang Shen Director	-	-
All officers and directors as a group (5 persons)	883,950	7.2%

(1)	Applicable percentage of ownership is based on 12,255,062 shares of common stock outstanding as of April 7, 2015 together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Contractual Arrangements between WFOE and Pride Online

On February 19, 2014, entered into certain contractual arrangements with Mr. Huichun Qin, Pride Online, a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin and. Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess if it were the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and the receipt of approximately 100% of the net income of Pride Online as a service fee to WFOE. Mr. Qin did not receive any consideration in exchange for his agreement to give up his control over Pride Online. The contractual arrangements between WFOE, Pride Online and its sole stockholder, Mr. Huichun Qin, had substantially the same terms as those between WFOE and Wujiang Luxiang. Effective May 11, 2015, these contractual arrangements will be terminated.

In June 2014, the Company provided a loan of approximately $1.3 million Chunjia Textile, an entity controlled by Mr. Huichun Qin. This loan was subject to an annual interest rate of $14.4% and was repaid in full in July 2014.

In October 2013, the Company provided financial guarantee to Chunjiang Textile. Since Chunjiang Textile defaulted, the Company repaid $162,707 to the lender in October 2014 on behalf of Chunjiang Textile. The Company earned commission income of $14,644 from this financial guarantee.

Review, approval or ratification of transactions with related persons.

Our Audit Committee consisting of independent directors, is charged with reviewing and approving all agreements and transactions with related parties.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2014 and 2013 totaled $200,500 and $200,015, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Marcum Bernstein & Pinchuk LLP in 2014. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services.  One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-33 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Employment Agreement between China Commercial Credit, Inc. and Huichun Qin dated August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the registration statement on Form S-1 filed on June 7, 2013
10.2	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.7	Form of Subscription Agreement between China Commercial Credit, Inc. and 13 investors dated August 7, 2012 , incorporated herein by reference to Exhibit 10.7 of the draft registration statement on Form DRS/A filed on April 22, 2013
10.8	Finance Agreement between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China , incorporated herein by reference to Exhibit 10.8 of the draft registration statement on Form DRS/A filed on April 22, 2013
10.9	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.10	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: April 15, 2015	By:	/s/ Jingen Ling
	Name:	Jingen Ling
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingen Ling	Chief Executive Officer and Director	April 15, 2015
Jingen Ling	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer	April 15, 2015
Long Yi	(Principal financial officer and principal accounting officer)

/s/ Chhunjiang Yu	Director	April 15, 2015
Chhunjiang Yu

/s/ Chunfang Shen	Director	April 15, 2015
Chunfang Shen

/s/ John F. Levy	Director	April 15, 2015
John F. Levy

INDEX TO EXHIBITS

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Employment Agreement between China Commercial Credit, Inc. and Huichun Qin dated August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the registration statement on Form S-1 filed on June 7, 2013
10.2	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.7	Form of Subscription Agreement between China Commercial Credit, Inc. and 13 investors dated August 7, 2012 , incorporated herein by reference to Exhibit 10.7 of the draft registration statement on Form DRS/A filed on April 22, 2013
10.8	Finance Agreement between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China , incorporated herein by reference to Exhibit 10.8 of the draft registration statement on Form DRS/A filed on April 22, 2013
10.9	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.10	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

China Commercial Credit, Inc.

We have audited the accompanying consolidated balance sheets of China Commercial Credit, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income/(loss), changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Commercial Credit, Inc. and its subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein and Pinchuk LLP

New York, New York

April 15, 2015

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013

ASSETS
Cash	$4,991,973	$9,405,865
Restricted cash	1,983,285	10,784,960
Notes receivable	130,166	-
Loans receivable, net of allowance for loan losses $24,490,721 and $1,375,948 for December 31, 2014 and 2013, respectively,	57,588,408	88,827,465
Investment in direct financing lease, net of allowance for direct financing lease losses of $610,153 and $0 for December 31, 2014 and 2013, respectively	4,104,230	-
Interest receivable	543,603	1,124,734
Tax receivable, net	1,758,693	820,526
Property and equipment, net	142,154	254,795
Intangible asset	14,530	-
Guarantee paid on behalf of guarantee service customers	10,577,352	1,082,486
Guarantee paid on behalf of related party	162,707	-
Other assets	387,227	702,617
Deferred tax assets	705,459	-
Total Assets	$83,089,787	$113,003,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$11,389,522	$16,360,721
Deposits payable	2,725,363	9,659,362
Unearned income from financial guarantee services	182,657	482,029
Accrual for financial guarantee services	5,546,128	588,740
Other current liabilities	196,003	629,073
Deferred tax liability	313,874	333,617
Total Liabilities	20,353,547	28,053,542

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2014 and 2013, respectively; nil and nil shares issued and outstanding at December 31, 2014 and 2013, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2014 and 2013, respectively; nil and nil shares issued and outstanding at December 31, 2014 and 2013, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,255,062 and 10,430,657 shares issued and outstanding at December 31, 2014 and 2013, respectively)	12,255	10,431
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,458,797	52,704,107
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,147,088)	-
Retained (loss)/earnings	(6,989,806)	20,300,689
Accumulated other comprehensive income	5,960,994	6,493,591
Total Shareholders’ Equity	62,736,240	84,949,906
Total Liabilities and Shareholders’ Equity	$83,089,787	$113,003,448

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME /(LOSS)

	For the Years Ended
	2014	2013
Interest income
Interests and fees on loans	$7,093,803	$12,223,803
Interests and fees on loans-related party	2,278	-
Interests on deposits with banks	84,602	220,820
Total interest and fees income	7,180,683	12,444,623

Interest expense
Interest expense on short-term bank loans	(900,225)	(1,143,217)
Net interest income	6,280,458	11,301,406

Provision for loan losses	(24,641,375)	(484,069)
Provision for direct financing lease losses	(610,183)	-
Net interest (loss)/income after provision for loan losses and financing lease losses	(18,971,100)	10,817,337

Commissions and fees on financial guarantee services	559,571	1,407,699
(Under)/Over provision on financial guarantee services	(4,960,867)	316,039
Commission and fees (loss)/income on guarantee services, net	(4,401,296)	1,723,738

Net (Loss)/Revenue	(23,372,396)	12,541,075

Non-interest income
Government incentive	130,172	143,051
Other non-interest income	146,444	25,830
Total non-interest income	276,616	168,881

Non-interest expense
Salaries and employee surcharge	(932,789)	(1,047,589)
Rental expenses	(264,585)	(259,748)
Business taxes and surcharge	(270,833)	(499,075)
Other operating expenses	(3,394,688)	(1,818,302)
Total non-interest expense	(4,862,895)	(3,624,714)

Foreign exchange loss	(55,223)	-

(Loss)/Income Before Taxes	(28,013,898)	9,085,242
Income tax credit/(expense)	723,403	(1,380,272)
Net (Loss)/Income	(27,290,495)	7,704,970

Amortization of beneficial conversion feature relating to convertible Series A Preferred Stocks	-	(372,500)
Amortization of beneficial conversion feature relating to convertible Series B Preferred Stocks	-	(380,000)
Net (loss)/income attributable to Common Stock shareholders	$(27,290,495)	$6,952,470

(Loss)/Earnings per Share - Basic and Diluted	$(2.352)	$0.808
Weighted Average Shares Outstanding - Basic and Diluted	11,601,558	9,535,161

Net (Loss)/Income	(27,290,495)	7,704,970
Other comprehensive income
Foreign currency translation adjustment	(532,597)	2,280,218
Comprehensive (Loss)/Income	$(27,823,092)	$9,985,188

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred A		Preferred B		Common Stock		Additional Paid-in	Subscription	Statutory	Retained	Due from a non- controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	reserve	earnings	shareholder	income	Total

Balance as of December 31, 2012	645	$1	640	$1	9,000,000	$9,000	$44,247,397	$(11,062)	$4,232,164	$14,558,205	$-	4,213,373	$67,249,079

Issuance of Series A Preferred Stocks	100	-	-	-	-	-	37,500		-	-	-	-	37,500
Issuance of Series B Preferred Stocks	-	-	120	-	-	-	45,000	10,000	-	-	-	-	55,00
Conversion of Series A Preferred Stocks into Common Stocks	(745)	(1)	-	-	-	-	1	-	-	-	-	-	-
Conversion of Series B Preferred Stocks into Common Stocks	-	-	(760)	(1)	-	-	1	-	-	-	-	-	-
Issuance of Common Stocks pursuant to initial public offering	-	-	-	-	1,370,000	1,370	8,903,630	-	-	-	-	-	8,905,000
Issuance of Common Stocks pursuant to underwriter overallotment	-	-	-	-	45,657	46	296,842	-	-	-	-	-	296,888
Issuance of Common Stocks pursuant to two consultants	-	-	-	-	15,000	15	(15)	-	-	-	-	-	-
Direct offering cost	-	-	-	-	-	-	(1,578,749)	-	-	-	-	-	(1,578,749)
Net income for the year	-	-	-	-	-	-		-	-	7,704,970	-	-	7,704,970
Transfer to statutory reserve	-	-	-	-	-	-		-	1,209,986	(1,209,986)	-	-	-
Amortization of beneficial conversion feature relating to convertible Series A and Series B Preferred shares	-	-			-		752,500	-	-	(752,500)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	2,280,218	2,280,218
Balance as of December 31, 2013	-	$-	-	$-	10,430,657	$10,431	$52,704,107	$(1,062)	$5,442,150	$20,300,689	$-	6,493,591	$84,949,906
											-
Issuance of Common Stocks pursuant to second public offering	-	-	-	-	1,750,000	1,750	6,998,250	-	-	-	-	-	7,000,000
Issuance of Common Stocks pursuant to second public offering	-	-	-	-	(99,614)	(100)	(398,356)	-	-	-	-	-	(398,456)
Issuance of Common Stocks pursuant to two consultants	-	-	-	-	165,769	166	919,805	-	-	-	-	-	919,971
Issuance of Common Stocks pursuant to one director	-	-	-	-	8,250	8	24,577	-	-	-	-	-	24,585
Direct offering cost	-	-	-	-	-	-	(797,784)	-	-	-	-	-	(797,784)
Paid in capital in Pride Information from a non-controlling shareholder	-	-	-	-	-	-	8,198	-	-	-	-	-	8,198
Cash disbursed to a non-controlling shareholder, net	-	-	-	-	-	-	-	-	-	-	(1,147,088)	-	(1,147,088)
Net loss for the year	-	-	-	-	-	-	-	-	-	(27,290,495)	-	-	(27,290,495)
Transfer to statutory reserve	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(532,597)	(532,597)
Balance as of December 31, 2014	-	$-	-	$-	12,255,062	$12,255	$59,458,797	$(1,062)	$5,442,150	$(6,989,806)	$(1,147,088)	$5,960,994	62,736,240

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss)/income	$(27,290,495)	$7,704,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,684	112,201
Provision for loan losses	24,641,375	484,069
Provision for direct financing lease losses	610,183
Provision on financial guarantee services	4,960,867	(316,039)
Deferred tax expense	(723,403)	20,027
Salary expense to a director in shares	24,585
Changes in operating assets and liabilities:
Interest receivable	574,974	(187,665)
Tax receivable	(942,726)	(830,477)
Other assets	1,230,928	23,421
Unearned income from guarantee services	(296,736)	(312,033)
Other current liabilities	(200,544)	(92,930)
Net Cash Provided by Operating Activities	2,700,693	6,605,544

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(52,355,875)	(223,564,971)
Loans collection from third parties	58,107,291	221,921,293
Originated loans disbursement to a related party	(1,137,010)	—
Loans collection from a related party	1,137,010	—
Payment of loans on behalf of guarantees	(12,260,287)	(5,346,712)
Collection from guarantees for loan paid on behalf of customers	2,598,632	4,278,573
Payment for principal of finance lease	(4,881,462)	—
Collection of principal of finance lease, in installments	166,848	—
Deposit released from banks for financial guarantee services	11,146,059	8,865,155
Deposit paid to banks for financial guarantee services	(9,284,484)	(7,768,412)
Purchases of property and equipment and intangible asset	(15,620)	(75,927)
Net Cash Used in Investing Activities	(6,778,898)	(1,691,001)

Cash Flows From Financing Activities:
Proceeds from short-term bank borrowings	11,390,078	16,307,898
Repayment of short-term bank borrowings	(16,271,539)	(21,175,622)
Issuance of Series A Preferred Stocks	—	50,000
Issuance of Series B Preferred Stocks	—	70,000
Issuance cost of Series A and Series B Preferred Stocks	—	(64,596)
Proceeds from initial public offering, net off offering costs	—	8,905,000
Proceeds from secondary offering, net off offering costs	6,601,544	—
Proceeds from exercise of underwriter over-allotment, net off offering costs	—	296,888
Common Stock issuance cost	(797,784)	(1,578,749)
Capital contribution from a shareholder	8,198
Cash disbursed to a non- controlling shareholder	(2,288,532)
Cash repaid from a non- controlling shareholder	1,135,940
Net Cash Provided by/(Used in) Financing Activities	(222,095)	2,810,819

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(113,592)	92,442

Net (Decrease)/ Increase In Cash and Cash Equivalents	(4,413,892)	7,817,804
Cash and Cash Equivalents at Beginning of Year	9,405,865	1,588,061
Cash and Cash Equivalents at End of Year	$4,991,973	$9,405,865

Supplemental Cash Flow Information
Cash paid for interest expense	$820,110	$1,262,495
Cash paid for income tax	$944,277	$2,191,329

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of December 31, 2014, PFL incurred two finance lease transactions.

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

On April 11, 2015, WFOE delivered a notice of termination to Pride Online. As a result, the contractual arrangements between WFOE, Pride Information and Mr. Qin will be terminated effective on May 11, 2015 and WFOE shall no longer control Pride Online.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of December 31, 2014, Pride Information is in the beginning stage of operation and has generated minimal revenue.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The accompanying consolidated financial statements of China Commercial Credit Inc., and its subsidiaries and VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the years ended December 31, 2014 and 2013, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was $1,684,691 and $210,136  as of December 31, 2014 and 2013, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

For financial reporting purposes, the financial statements of the Company prepared using RMB, are translated into the Company’s reporting currency, United States Dollars, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

	December 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1460	6.1122

	For the year ended December 31,
	2014	2013
Items in the statements of income and comprehensive income, and statements of cash flows	6.1457	6.1943

(l) Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts s; (iii) accrual of estimated liabilities; (iv) useful lives of long-lived assets; (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

(m) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board ("FASB Codification"). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

●

Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive financial subsidy for promotion and successful listing granted by Jiangsu Provincial Government.

(n) Financial guarantee service contract

Financial guarantee service contracts provides guarantee which protects the holder of a debt obligation against default. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so as scheduled.

The contract amounts reflect the extent of involvement the Company has in the guarantee transaction and also represent the Company’s maximum exposure to credit loss in its guarantee business.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Financial guarantee service contract (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	December 31, 2014	December 31, 2013
Guarantee	$21,794,663	$59,692,091

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision of $217,947 as of December 31, 2014. Besides the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $5,328,181 as of December 31, 2014. The total accrual for financial guarantee services amounted to $5,546,128 and $588,740 as of December 31, 2014 and 2013, respectively. The Company reviews the provision on a quarterly basis.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

In November 2014, the FASB issued ASU 2014-16 "Derivatives and Hedging" in order to standardize the determination of whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. ASU 2014-16 requires that all terms and features of the hybrid instrument, including the embedded derivative feature itself, must be taken into account when establishing separate accounting for the embedded derivative. ASU 2014-16 is effective for fiscal years and interim periods beginning on or after December15, 2015. The Company is currently assessing the impact of ASU 2014-16 on its consolidated financial position, results of operations and cash flows.

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-01 about Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t) Recently issued accounting standards (continued)

In February 2015, the FASB issued ASU 2015-02 "Consolidation: Amendments to the Consolidation Analysis" in order to clarify the basis for consolidation of certain legal entities. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. ASU 2015-02 is effective for public business entities for fiscal years and interim periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of ASU 2015-02 on its consolidated financial position, results of operations and cash flows.

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

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Wujiang Luxiang and Pride Information and its ability to conduct its business may be materially and adversely affected.

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

The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Total assets	$77,513,966	$105,477,241
Total liabilities	19,793,537	28,053,542

	For the years ended December 31,
	2014	2013
Revenue	$7,688,373	$13,843,973
Net (loss)/income	(24,656,161)	8,066,575

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

Five-category loan classifications are re-examined on a quarterly basis. Adjustments are made to these classifications as necessary according to customers’ operational and financial position with loan loss reserves increased on a specific basis.

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

Off-balance sheet commitments with credit exposures are also assessed and categorized with reference to the Guideline and include additional amounts on a specific basis.

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

(d) Concentration risk

As of December 31, 2014 and 2013, the Company held cash of $4,991,973 and $9,405,865, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of December 31, 2014 and 2013.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $2.0 million and $10.8 million as of December 31, 2014 and 2013, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposits payable” on the consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 18% and 9.6% ~ 21.6% for the years ended December 31, 2014 and 2013, respectively.

6.1 Loans receivable consist of the following:

	December 31, 2014	December 31, 2013

Business loans	$52,254,805	$56,620,893
Personal loans	29,824,324	33,582,520
Total Loans receivable	82,079,129	90,203,413
Allowance for impairment losses
Collectively assessed	(24,490,721)	(1,375,948)
Individually assessed	-	-
Allowance for loan losses	(24,490,721)	(1,375,948)
Loans receivable, net	$57,588,408	$88,827,465

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of December 31, 2014 and 2013, the Company had 101 and 105 business loan customers, and 60 and 112 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the years ended December 31, 2014 and 2013, a provision of $24,641,375 and $484,069 were charged to the consolidated statement of income, respectively. Write-offs of $1,517,832 and $nil against allowances have occurred for the year ended December 31, 2014 and 2013, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013

Business loans	$16,331,544	$1,866,436
Personal loans	16,975,317	948,922
	$33,306,861	$2,815,358

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of December 31, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$11,112,919	$5,043,931	$8,595,516	2,692,097	$27,444,463	$24,810,342	$52,254,805
Personal loans	728,929	9,406,980	7,373,088	195,249	17,704,246	12,120,078	29,824,324
	$11,841,848	$14,450,911	$15,968,604	2,887,346	$45,148,709	$36,930,420	$82,079,129

The following table represents the aging of loans as of December 31, 2013 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$2,039,559	$130,886	$427,479	1,308,071	$3,905,995	$52,714,898	$56,620,893
Personal loans	312,993	736,232	81,804	130,886	1,261,915	32,320,605	33,582,520
	$2,352,552	$867,118	$509,283	1,438,957	$5,167,910	$85,035,503	$90,203,413

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2014 and 2013, respectively:

Five Categories	December 31, 2014%		December 31, 2013%

Pass	$32,129,840	39.1%	$85,035,503	94.2%
Special mention	4,165,311	5.1%	2,207,565	2.4%
Substandard	2,501,627	3.0%	867,118	1.0%
Doubtful	39,559,908	48.2%	1,948,240	2.2%
Loss	3,722,443	4.5%	144,987	0.2%
Total	$82,079,129	100%	$90,203,413	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2014:

	December 31, 2014
	Business Loans	Personal Loans	Total
Guarantee backed loans	$47,613,818	$27,445,541	$75,059,359
Pledged assets backed loans	3,990,157	2,378,783	6,368,940
Collateral backed loans	650,830	-	650,830
	$52,254,805	$29,824,324	$82,079,129

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2013:

	December 31, 2013
	Business Loans	Personal Loans	Total
Guarantee backed loans	$51,909,006	$29,576,912	$81,485,918
Pledged assets backed loans	3,321,226	4,005,608	7,326,834
Collateral backed loans	1,390,661	-	1,390,661
	$56,620,893	$33,582,520	$90,203,413

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of December 31, 2014 and 2013, guaranteed loans make up 91.4% and 90.3% of our direct loan portfolio, respectively.

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of December 31, 2014, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2014 and 2013:

	Business Loans	Personal Loans	Total
For the year ended December 31, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(785,648)	(732,184)	(1,517,832)
Recoveries	-	-	-
Provisions	14,572,462	10,060,143	24,632,605
Ending balance	14,836,650	9,654,071	24,490,721
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$14,836,650	$9,654,071	$24,490,721

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
For the year ended December 31, 2013
Beginning balance	$638,471	$219,342	$857,813
Charge-offs	-	-	-
Recoveries	(288,313)	(277,180)	(565,493)
Provisions	699,678	383,950	1,083,628
Ending balance	1,049,836	326,112	1,375,948
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,049,836	$326,112	$1,375,948

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$20,628,050	$3,465,669	$2,115,197	$22,561,860	$3,484,029	$52,254,805
Personal loans	11,501,790	699,642	386,430	16,998,048	238,414	29,824,324
	$32,129,840	$4,165,311	$2,501,627	$39,559,908	$3,722,443	$82,079,129

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the year ended December 31, 2014 and 2013, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	December 31, 2014	December 31, 2013
Guarantee paid on behalf of guarantee service customers	$10,740,059	$1,082,486

Guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of twenty-six of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of December 31, 2014 and 2013, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $5,546,128 and $588,740 respectively.

10.	OTHER ASSETS

Other assets as of December 31, 2014 and 2013 consisted of:

	December 31, 2014	December 31, 2013
Prepaid bank service charges	$33,767	$181,641
Prepaid interest expense to bank	-	80,554
Prepaid expenses to investor relationship service providers (Note 20)	265,591	-
Other prepaid expense	-	283,800
Other receivables	87,869	156,622
	$387,227	$702,617

Other receivable mainly represents the court filing fees and legal fees which will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of $2.73 million. The lease bears an interest rate of 10.36% per annum.

On October 13, 2014, PFL entered into another finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of $2.88 million. The lease bears an interest rate of 11.11% per annum.

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

December 31, 2014
2014	$504,393
2015	2,329,971
2016	1,981,777
2017	797,267
Total minimum lease receipts	5,613,408
Less: amount representing interest	(732,184)
Present value of minimum lease receipts	$4,881,223

Following is a summary of the components of the Company’s net investment in direct financing leases as of December 31, 2014:

December 31, 2014

Total minimum lease payments to be received	$5,613,408
Less: Principal and interest received from customers	(284,745)
Less: Amounts representing estimated executory costs	-
Minimum lease payments receivable	5,328,663
Less Allowance for uncollectible	-
Net minimum lease payments receivable	5,328,663
Estimated residual value of leased property	-
Less: Unearned income	(614,280)
Allowance for direct financing lease losses	(610,153)
Net investment in direct financing lease	$4,104,230

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	December 31, 2014	December 31, 2013
Furniture and fixtures	5	$23,513	$23,201
Vehicles	4	242,876	244,220
Electronic equipment	3	125,333	126,026
Leasehold improvement	3	180,413	181,410
Less: accumulated depreciation		(429,981)	(320,062)
Property and equipment, net		$142,154	$254,795

Depreciation expense totaled $111,684 and $112,201 for the year ended December 31, 2014 and 2013, respectively.

13.	INTANGIBLE ASSET

Intangible asset represents the software used for P2P platform, the useful life is estimated at 5 years.

	December 31, 2014	December 31, 2013
Software	$14,530	$-

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	December 31, 2013	December 31, 2013
Agricultural Bank Of China	Fixed annual rate of 6.00%	From September 26, 2013 to September 25, 2014	-	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 15, 2013 to October 14, 2014	-	4,908,216
Agricultural Bank Of China	Fixed annual rate of 6.00%,	From October 18, 2013 to October 17, 2014	-	6,544,289
Agricultural Bank Of China	Fixed annual rate of 6.72%,	From October 17, 2014 to October 16, 2015	8,948,910	-
Agricultural Bank Of China	Fixed annual rate of 6.72%,	From October 31, 2014 to October 30, 2015	2,440,612	-
			$11,389,522	$16,360,721

As of December 31, 2014 and 2013, the short-term bank loans have maturity terms within 1 year. These loans as of December 31, 2014 were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the year ended December 31, 2014 and 2013 was $900,225 and $1,143,217, respectively.

15.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

16.	UNEARNED INCOME FROM GUARANTEE SERVICES AND FINANCING LEASE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $109,439 and $482,029 as of December 31, 2014 and 2013, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $73,218 and $nil as of December 31, 2014 and 2013, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2014 and 2013 consisted of:

	December 31, 2014	December 31, 2013
Accrued payroll	$84,791	$459,623
Other tax payable	99,335	157,507
Other payable	11,877	11,943
	$196,003	$629,073

18.	OTHER OPERATING EXPENSE

Other operating expense for the year ended December 31, 2014 and 2013 consisted of:

	For the year ended
	December 31,
	2014	2013
Depreciation	$111,684	$112,201
Travel expenses	36,027	167,782
Entertainment expenses	45,842	65,688
Promotion expenses	7,150	91,532
Car expenses	82,610	92,501
Legal and consulting expenses	2,291,105	354,045
Bank charges	193,854	391,882
Audit-related expense	140,311	200,015
Insurance expense	200,812	59,188
Other expenses	285,293	283,468
Total	$3,394,688	$1,818,302

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $79,486 and $88,356 for the year ended December 31, 2014 and 2013, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the year ended December 31, 2014 and 2013, respectively.

21.	CAPITAL TRANSACTION

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	CAPITAL TRANSACTION (CONTINUED)

Secondary Public Offering

On May 13, 2014, the Company closed its second public offering (“Follow-on Offering”) of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase an additional 875,000 shares of Common Stock. The public offering price of the shares was $3.99 per share and the offering pricing for the warrants was $0.01 per warrant. 1,650,386 shares of Common Stock were newly issued by the Company and 99,614 shares of Common Stock were sold by certain selling stockholders. On June 12, 2014, the representative in the Follow-on Offering exercised its over-allotment option to purchase 252,000 warrants and to purchase 126,250 shares of Common Stock. The total gross proceeds in the Follow-on Offering and the over-allotment were $6.6 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company and the proceeds to the selling stockholders, the aggregate net proceeds received by the Company totaled approximately $5.7 million.

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

As of December 31, 2013, there were 10,430,657 shares of Common Stock issued and outstanding.

On March 7, 2014, the Company issued an aggregate of 15,769 shares of Common Stock  to a certain investor relation services provider to the Company, at a market value of $7.50 per share and recorded it as a deferred expense and amortized over service term. (Note 10)

On April 9 and April 24, 2014, the Company issued an aggregate of 20,000 and 130,000 shares of Common Stock, respectively, to one consulting firm in consideration of certain investor relations services to be rendered by such firm, at a market value of $5.60 and $5.36 per share, respectively and recorded it as a deferred expense and amortized over service term. (Note 10)

On May 13, 2014, the Company closed the Follow on Offering of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase 875,000 shares of Common Stock. Among the 1,750,000 shares of Common Stock, 1,650,386 shares were newly issued by the Company and 99,614 shares were offered by certain selling stockholders.

On December 31, 2014, the Company issued an aggregate of 8,250 shares of Common Stock to a certain director of the Company, at a market value of $2.98 per share and recorded it as a deferred expense and amortized over service term.

As of December 31, 2014, there were 12,255,062 shares of Common Stock issued and outstanding.

Warrants

The IPO underwriters’ and their affiliates’ received warrants to purchase an aggregate of  95,900 shares of Common Stock, which are exercisable at any time, and from time to time, in whole or in part, during the three-year period from February 10, 2014. The warrants are initially exercisable at a per share price of $6.50.

Warrants to purchase an aggregate of 875,000 shares of Common Stock were issued in the Follow-on Offering on May 13, 2014. The issuance price was $0.01 per warrant, and the warrants are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable at a per share price of $5.60.

Warrants to purchase 252,500 shares of Common Stock were issued to the underwriters in the Follow-on Offering. The warrants have a cashless exercise provision and are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable at a per share price of $4.80.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	CAPITAL TRANSACTION (CONTINUED)

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Stock”) and 5,000,000 shares are designated as Series B Convertible Preferred Stock (the “Series B Stock”).

The Series A Stock ranked (i) prior to the Common Stock and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A Stock, and (ii) junior to any class or series of equity securities which by its terms ranked senior to the Series A Stock. The Series A Stocks was subordinate to and ranked junior to all indebtedness of the Company. Each share of the Series A Stock was on the day on which the Company consummated its IPO, automatically and without any action on the part of the holder thereof converted into issued and outstanding shares of Common Stock beneficially owned by a consultant who received the shares on December 19, 2011. The number of shares of Common Stock issued upon conversion of the Series A Stock was equal to the purchase price of the Series A Stock divided by a per share conversion price of 50% of the price of a share of Common Stock in the IPO. No new shares were issued by the Company at the conversion. In addition, the holders were not permitted to convert their preferred stock prior to consummation of the IPO.

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

22.	STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocate 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the year ended December 31, 2014, the Company did not accrue the statutory reserve due to net loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	(LOSS)/EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2014 and 2013, respectively:

	For The Years Ended
	December 31,
	2014	2013

Net (loss)/income attributable to the common shareholders	$(27,290,495)	$7,704,970

Basic weighted-average common shares outstanding	11,601,558	9,535,161
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	11,601,558	9,535,161

(Loss)/Earnings per share:
Basic	$(2.352)	$0.808
Diluted	$(2.352)	$0.808

Basic (loss)/earnings per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for the year ended December 31, 2014.

24.	INCOME TAXES AND TAX RECEIVABLE

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2014 and 2013, the Company had no unrecognized tax benefits. For the year ended December 31, 2014, the Company has net tax operating losses from its PRC subsidiaries and its consolidated VIEs of $24,652,386, which will expire in 2019. Considering the recovery, we increase our provision for taxes by recording a charge to income tax expense, in the form of a valuation allowance, for the deferred tax assets in the amount of $2,992,167.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax receivable is comprised of:

	As of December 31,
	2014	2013

Income tax payable	$-	$(164,806)
Income tax receivable	1,758,693	985,332
Total income tax receivable, net	$1,758,693	$820,526

Income tax payables represented enterprise income tax at a rate of 25% that the Company accrued but had not paid as of December 31, 2014 and 2013, respectively. Income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement or can deduct future income tax payables.

Income tax (credit)/expense for the years ended December 31, 2014 and 2013 is comprised of:

	For The Year Ended
	December 31,
	2014	2013

Current income tax	$-	$1,360,245
Deferred income tax	(723,403)	20,027
Total (credit)/provision for income taxes	$(723,403)	$1,380,272

The effective tax rates for the years ended December 31, 2014 and 2013 are 2.58% and 15.19%, respectively.

The reconciliation between the effective income tax rate and the PRC statutory income tax rate of 25% is as follows:

	For The Year Ended
	December 31,
	2014	2013

PRC statutory tax rate	25.00%	25.00%
Effect of preferential income tax rate on loan business	(9.28%)	(10.85%)
Effect of income tax rate difference in other jurisdiction	$0.00%	$1.00%
Effect of non-deductible expenses	(1.21%)	0.04%
Effect of valuation allowances	(11.93%)	-
Total provision for income taxes	$2.58%	$15.19%

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of December 31, 2014 and 2013, the deferred tax liability amounted to $313,874 and $333,617, respectively.

As of December 31, 2014 and December 31, 2013, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

	For Year Ended December 31,
	2014	2013

Chunjia Textile	$1,299,717	$—
Huichun Qin	2,288,532	—

Loans repaid from related parties consisted of the following:

	For Year Ended December 31,
	2014	2013

Chunjia Textile	$1,137,010	$—
Huichun Qin	1,135,940	—

During the year ended December 31, 2014, the Company also provided financial guarantee service for Chunjia Textile to guarantee a loan of $813,577 and repaid Chunjia Textile’s loan on behalf of it for $162,707 to banks as of December 31, 2014. The Company earned commission income of $14,644 from the financial guarantee service provided to Chunjia Textile.

3)	Related party balances

Amount due from related parties were as follows:

	December 31, 2014	December 31, 2013

Chunjia Textile	$162,707	$—
Huichun Qin	1,147,088

The loan to Chunjia Textile is subject to an annual interest rate of 14.4%. The amount was fully repaid in July 2014.

Huichun Qin transferred $1,147,088 to his personal account without proper authorization on July 2, 2014. The amount was recorded as a deduction of the Company’s equity as of December 31, 2014.

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018. The following table sets forth the Company’s contractual obligations as of December 31, 2014 in future periods:

Rental payments

Year ending December 31, 2015	261,790
Year ending December 31, 2016	261,790
Year ending December 31, 2017	261,790
Year ending December 31, 2018	196,342
Total	$981,712

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20% . As of December 31, 2014 and 2013, the loan amount guaranteed by the Company were $16,832,086 and $59,692,091, respectively, for its financial guarantee service customers

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of December 31, 2014, the Company was involved in 79 lawsuits, among which 54 were related to its loan business and 25 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers. 43 of these cases with an aggregated claim of $19.6 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 36 cases with an aggregated claim of $14.6 million have not been adjudicated by the Court as of December 31, 2014.

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

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. The Company and Mr. Levy anticipated that they would file a motion to dismiss the amended complaint. The Company believed that this lawsuit was without merit and intends to vigorously defend against it. At the early stage of the proceedings, the Company was not able to estimate the probability of success or loss.

27.	SUBSEQUENT EVENT

Contingencies

During the period from January 1, 2015 to the date of this report, the Company was involved in 20 new lawsuits,16 of which are related to its loan business and 4 is related to its guarantee business, The Company initiated legal proceedings to collect delinquent loan balance from borrowers. Cases with a total claim of $0.85 million have been adjudicated by the court and cases with a total claim of $6.86 million are still at the initial stage of the litigation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	SUBSEQUENT EVENT (CONTINUED)

Completion of the Internal Review

Based on the Chief Financial Officer’s review of the books and records of the Company, the Company has made a preliminary determination that following the close of the fiscal quarter ended June 30, 2014, RMB 7 million (approximately $1.1 million) was transferred (the “Transfer at Issue”) from the bank account of WFOE, without authorization to the personal account of a former executive officer of the Company, who was still an executive officer at the time of the transfer. The funds were supposed to be used for the purpose of increasing the registered capital account of Wujiang Luxiang. The Company has sought return of the funds but to date has not recovered them. The Company’s Board of Directors explored all means, including legal avenues, to recover the funds and has formed a Special Committee to undertake an internal review of the circumstances surrounding the transfer

On January 26, 2015, the Special Committee notified the Board of Directors that the internal review surrounding the Transfer at Issue was completed. The internal review confirmed that Mr. Qin transferred RMB 7 million (approximately $1.1 million) from WFOE’s bank account to his personal bank account. The internal review team was unable to interview Mr. Qin. The missing funds have not yet been recovered and the Company has engaged local PRC counsel to assist in the matter.

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

Legal Proceedings

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichin Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy have been served, and by stipulation among the parties, plaintiff will serve an Amended Complaint on or by April 17, 2015. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On March 27, 2015, two purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) filed a Consolidated Amended Class Action Complaint (the “CACAC”).  The CACAC adds three underwriters as defendants, Burnham Securities, Axiom Capital Management and ViewTrade Securities, Inc. The CACAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. The defendants’ date to answer or move is May 26, 2015, and the Company and Mr. Levy anticipate that they will file a motion to dismiss the CACAC.  The Company believes that this lawsuit is without merit and intends to vigorously defend against it.  At this early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

