Form 10-Q
period 2015-03-31
China Commercial Credit Inc
filed 2015-05-20
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, 12,390,062 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending guarantee business in the future;

●	Our ability to effectively control the lending risk and collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014

ASSETS
Cash	$2,439,211	$4,991,973
Restricted cash	1,226,060	1,983,285
Notes receivable	48,972	130,166
Loans receivable, net of allowance for loan losses $24,784,421 and $24,490,721 for March 31, 2015 and December 31, 2014, respectively	56,813,066	57,588,408
Investment in direct financing lease, net of allowance for direct financing lease losses of $1,224,290 and $610,153 March 31, 2015 and December 31, 2014, respectively	3,494,415	4,104,230
Interest receivable	1,003,107	543,603
Tax receivable, net	1,785,386	1,758,693
Property and equipment, net	112,782	142,154
Intangible asset	8,344	14,530
Guarantee paid on behalf of guarantee service customers	11,429,999	10,577,352
Guarantee paid on behalf of a related party	427,718	162,707
Other assets	536, 891	387,227
Deferred tax assets, net	572,596	705,459
Total Assets	$79,898,547	$83,089,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$9,794,319	$11,389,522
Deposits payable	1,908,260	2,725,363
Unearned income from financial guarantee services and finance lease service	178,140	182,657
Accrual for financial guarantee services	5,843,970	5,546,128
Other current liabilities	78,787	196,003
Deferred tax liability	314,898	313,874
Total Liabilities	18,118,374	20,353,547

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; nil and nil shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; nil and nil shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,255,062 and 12,255,062 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	12,255	12,255
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,458,797	59,458,797
Statutory reserves	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,150,833)	(1,147,088)
Accumulated deficit	(8,146,837)	(6,989,806)
Accumulated other comprehensive income	6,165,703	5,960,994
Total Shareholders’ Equity	61,780,173	62,736,240
Total Liabilities and Shareholders’ Equity	$79,898,547	$83,089,787

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME/(LOSS)

	For The Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$1,281,469	$2,856,474
Interests on deposits with banks	5,457	42,448
Total interest and fees income	1,286,926	2,898,922

Interest expense
Interest expense on short-term bank loans	(173,166)	(245,190)
Net interest income	1,113,760	2,653,732

Provision for loan losses	(213,103)	(588,180)
Provision for direct financing lease losses	(610,312)	-
Net interest income after provision for loan losses and financing lease losses	290,345	2,065,552

Commissions and fees on financial guarantee services	49,855	298,310
Provision on financial guarantee services	(278,898)	(309,853)
Commission and fees loss on guarantee services, net	(229,043)	(11,543)

Net Revenue	61,302	2,054,009

Non-interest income
Other non-interest income	14,585	120,960
Total non-interest income	14,585	120,960

Non-interest expense
Salaries and employee surcharge	(144,925)	(186,135)
Rental expenses	(67,876)	(65,750)
Business taxes and surcharge	(56,458)	(112,612)
Other operating expenses	(828,330)	(532,114)
Total non-interest expense	(1,097,589)	(896,611)

Foreign exchange loss	(568)	-

(Loss) /Income Before Taxes	(1,022,270)	1,278,358
Income tax expense	(134,761)	(184,725)
Net (Loss)/Income	(1,157,031)	1,093,633

(Loss) /Earnings per Share - Basic and Diluted	$(0.094)	$0.105

Weighted Average Shares Outstanding - Basic and Diluted	12,255,062	10,434,862

Net (Loss)/Income	(1,157,031)	1,093,633
Other comprehensive income
Foreign currency translation adjustment	204,709	(807,627)
Comprehensive (Loss) /Income	$(952,322)	$286,006

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss) /income	$(1,157,031)	$1,093,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,373	27,951
Provision for loan losses	213,103	588,180
Provision for direct financing lease losses	610,312	-
Provision on financial guarantee services	278,898	309,853
Income from disposal of property and equipment	(14,585)	-
Changes in operating assets and liabilities:
Notes receivable	81,375	-
Interest receivable	(456,359)	(595,922)
Tax receivable	(20,889)	(260,526)
Other assets	(148,164)	151,465
Deferred tax assets, net	134,761	-
Unearned income from financial guarantee services and finance lease service	(53,924)	(271,646)
Deposit payable	(823,527)	-
Other current liabilities	(117,463)	(342,846)
Net Cash (Used in)/Provided by Operating Activities	(1,440,120)	700,142

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(17,290,541)	(15,227,945)
Loans collection from third parties	18,037,907	15,308,707
Payment of loans on behalf of guarantee customers	(1,998,014)	(6,171,860)
Payment of loans on behalf of a related party	(263,687)
Collection from guarantees for loan paid on behalf of guarantees	1,943,762	1,059,222
Collection of principal of finance lease, in installments	59,862	-
Deposit released from banks for financial guarantee services	-	5,026,478
Deposit paid to banks for financial guarantee services	-	(3,507,310)
Purchases of property and equipment and intangible asset	(1,461)	(14,139)
Disposal of property and equipment	18,635	-
Net Cash Provided by/(Used in) Investing Activities	506,463	(3,526,847)

Cash Flows From Financing Activities:
Repayment of short-term bank borrowings	(1,627,498)	-
Common Stock issuance cost	-	(91,000)
Capital contribution from a shareholder	-	11,571
Cash disbursed to a non-controlling shareholder	-	(1,150,820)
Net Cash Used in Financing Activities	(1,627,498)	(1,230,249)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,393	(151,139)
Net Decrease In Cash and Cash Equivalents	(2,552,762)	(4,208,093)
Cash and Cash Equivalents at Beginning of Period	4,991,973	9,405,865
Cash and Cash Equivalents at End of Period	$2,439,211	$5,197,772

Supplemental Cash Flow Information
Cash paid for interest expense	$173,166	$211,272
Cash paid for income tax	$20,889	$445,955

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of March 31, 2015, PFL incurred two finance lease transactions.

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

On April 11, 2015, WFOE delivered a notice of termination to Pride Online. As a result, the contractual arrangements between WFOE, Pride Information and Mr. Qin have been terminated effective on May 11, 2015 and WFOE no longer controls Pride Online.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of March 31, 2015, Pride Information was in the beginning stages of operation and has generated minimal revenue.

Completion of the Internal Review

Based on the Chief Financial Officer’s review of the books and records of the Company, the Company has made a preliminary determination that following the close of the fiscal quarter ended June 30, 2014, RMB 7 million (approximately $1.1 million) was transferred (the “Transfer at Issue”) from the bank account of WFOE, without authorization to the personal account of a former executive officer of the Company, who was still an executive officer at the time of the transfer. The funds were supposed to be used for the purpose of increasing the registered capital account of Wujiang Luxiang. The Company has sought return of the funds but to date has not recovered them. The Company’s Board of Directors explored all means, including legal avenues, to recover the funds and had formed a Special Committee to undertake an internal review of the circumstances surrounding the transfer.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The unaudited interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The interim financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three months ended March 31, 2015 and 2014, there was no one customer that accounted for more than 10% of the Company's revenue.

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

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold such receivable for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded in current year interests and fees on loans. The loans receivable portfolio consists of corporate loans and personal loans (Note 6). The Company does not charge loan origination and commitment fees.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The interest reversed due to the above reason was $2,132,437 and $1,684,691 as of March 31, 2015 and December 31, 2014, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2015 and 2014.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Fair values of financial instruments

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

As of March 31, 2015 and December 31, 2014, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

(k)	Foreign currency translation and transaction

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

	March 31, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.1260	6.1460

	For the three months ended March 31,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1444	6.1177

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive income (loss).

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

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

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes rental income from the sub-leasing of certain of the Company’s leased office space to third parties and income from disposal of property and equipment.

(n)	Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	March 31,2015 (Unaudited)	December 31, 2014
Guarantee	$21,212,863	$21,794,663

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “Provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

This is done throughout the life of the guarantee, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for possible guarantee loss considers the guarantee contract amount and a variety of factors, which include, depending on the counterparty, latest financial position and performance of the borrowers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the customers or third parties offered, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information.

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision of $212,945 and $217,947 as of March 31, 2015 and December 31, 2014, respectively for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $5,631,025 and $5,328,181 as of March 31, 2015 and December 31, 2014, respectively. The total accrual for financial guarantee services amounted to $5,843,970 and $5,546,128 as of March 31, 2015 and December 31, 2014, respectively. The Company reviews the provision on a quarterly basis.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Non-interest expenses

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We do not plan to adopt this standard early and do not expect that it will have a material impact on our consolidated financial statements or disclosures upon adoption.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang and the Wujiang Luxiang Shareholders.

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015  and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

The significant terms of the VIE Agreements are summarized in Note 1.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement amounts and balances of the VIEs * were included in the accompanying unaudited consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

	March 31, 2015 (Unaudited)	December 31, 2014
Total assets	$74,946,973	$77,513,966
Total liabilities	17,504,188	19,793,537

	For The Three Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Revenue	$1,292,132	$3,192,952
Net (loss)/income	(209,990)	1,238,036

*The VIE agreements with Pride Information terminated on May 11, 2015.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Concentration risk

As of March 31, 2015 and December 31, 2014, the Company held cash of $2,439,211 and $4,991,973, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of March 31, 2015 and December 31, 2014.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $1.2 million and $2.0 million as of March 31, 2015 and December 31, 2014, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~19.44% and 9.6% ~ 18% for the three months ended March 31, 2015 and 2014, respectively.

6.1 Loans receivable consist of the following:

	March 31,2015 (Unaudited)	December 31, 2014

Business loans	$53,415,584	$52,254,805
Personal loans	28,181,903	29,824,324
Total Loans receivable	81,597,487	82,079,129
Allowance for loan losses
Collectively assessed	(24,784,421)	(24,490,721)
Individually assessed	-	-
Allowance for loan losses	(24,784,421)	(24,490,721)
Loans receivable, net	$56,813,066	$57,588,408

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of March 31, 2015 and December 31, 2014, the Company had 89 and 101 business loan customers, and 86 and 60 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7 ).

For the three months ended March 31, 2015 and 2014, a provision of $213,103 and $588,180 were charged to the unaudited consolidated statement of operations, respectively. No Write-offs against allowances have occurred for the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of March 31, 2015 and December 31, 2014, respectively:

	March 31,2015 (Unaudited)	December 31, 2014

Business loans	$23,205,929	$16,331,544
Personal loans	8,366,362	16,975,317
	$31,572,291	$33,306,861

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of March 31, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$3,232,125	$8,276,200	$12,211,845	$2,717,884	$26,438,054	$26,977,530	$53,415,584
Personal loans	3,999,347	731,309	6,394,439	1,240,614	12,365,709	15,816,194	28,181,903
	$7,231,472	$9,007,509	$18,606,284	$3,958,498	$38,803,763	$42,793,724	$81,597,487

The following table represents the aging of loans as of December 31, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$11,112,919	$5,043,931	$8,595,516	$2,692,097	$27,444,463	$24,810,342	$52,254,805
Personal loans	728,929	9,406,980	7,373,088	195,249	17,704,246	12,120,078	29,824,324
	$11,841,848	$14,450,911	$15,968,604	$2,887,346	$45,148,709	$36,930,420	$82,079,129

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2015 and December 31, 2014, respectively:

Five Categories	March 31,2015 (Unaudited)	% (Unaudited)	December 31, 2014%

Pass	$27,737,511	34.0%	$32,129,840	39.1%
Special mention	3,950,375	4.8%	4,165,311	5.1%
Substandard	6,847,407	8.4%	2,501,627	3.0%
Doubtful	39,621,427	48.6%	39,559,908	48.2%
Loss	3,440,767	4.2%	3,722,443	4.5%
Total	$81,597,487	100%	$82,079,129	100%

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of March 31, 2015:

	March 31, 2015
	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Guarantee backed loans	$48,759,445	$25,752,912	$74,512,357
Pledged assets backed loans	4,003,184	2,428,991	6,432,175
Collateral backed loans	652,955	-	652,955
	$53,415,584	$28,181,903	$81,597,487

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2014:

	December 31, 2014
	Business Loans	Personal Loans	Total

Guarantee backed loans	$47,613,818	$27,445,541	$75,059,359
Pledged assets backed loans	3,990,157	2,378,783	6,368,940
Collateral backed loans	650,830	-	650,830
	$52,254,805	$29,824,324	$82,079,129

Collateral Backed Loans

A collateral backed loan is a loan in which the borrower puts up an asset under their ownership, possession or control, as collateral for the loan. An asset usually is land use rights, inventory, equipment or buildings. The loan is secured against the collateral and we do not take physical possession of the collateral at the time the loan is made. We will verify ownership of the collateral and then register the collateral with the appropriate government agencies to complete the secured transaction. In the event that the borrower defaults, we can then take possession of the collateral asset and sell it to recover the outstanding balance owed. If the sale proceed of the collateral asset is not sufficient to pay off the debt, we will file a lawsuit against the borrower and seeks payment for the remaining balance.

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of March 31, 2015 and December 31, 2014, guaranteed loans make up 91.3% and 91.4% of our direct loan portfolio, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of March 31, 2015, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2015 and 2014:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)
For the three months ended March 31, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	-	-	-
Recoveries	-	(695,456)	(695,456)
Provisions	989,156	-	989,156
Ending balance	15,825,806	8,958,615	24,784,421
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$15,825,806	$8,958,615	$24,784,421

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the three months ended March 31, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	388,439	184,013	572,452
Ending balance	1,438,275	510,125	1,948,400
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$1,438,275	$510,125	$1,948,400

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of March 31, 2015:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$20,997,387	$342,801	$6,246,465	$22,627,357	$3,201,574	$53,415,584
Personal loans	6,740,124	3,607,574	600,942	16,994,070	239,193	28,181,903
	$27,737,511	$3,590,375	$6,847,407	$39,621,427	$3,440,767	$81,597,487

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$20,628,050	$3,465,669	$2,115,197	$22,561,860	$3,484,029	$52,254,805
Personal loans	11,501,790	699,642	386,430	16,998,048	238,414	29,824,324
	$32,129,840	$4,165,311	$2,501,627	$39,559,908	$3,722,443	$82,079,129

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months ended March 31, 2015 and 2014, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	March 31, 2015 (Unaudited)	December 31, 2014
Guarantee paid on behalf of guarantee service customers	$11,857,717	$10,740,059

Guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of twenty-six of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of March 31, 2015 and December 31, 2014, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $5,843,970 and $5,546,128, respectively.

10.	OTHER ASSETS

Other assets as of March 31, 2015 and December 31, 2014 consisted of:

	March 31,2015 (Unaudited)	December 31, 2014
Prepaid bank service charges	$23,815	$33,767
Prepaid expenses to investor relationship service providers (Note 20)	46,362	265,591
Other prepaid expense		-
Deposit for court filing fees and legal fees	435,264	53,318
Other receivables	31,450	34,551
	$536,891	$387,227

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	March 31,2015 (Unaudited)	December 31,2014
Within 1 year	$3,181,521	$2,549,619
2 years	1,645,446	1,981,777
3 years	559,909	797,267
Total minimum lease receipts	5,386,876	5,328,663
Less: amount representing interest	(668,171)	(614,280)
Present value of minimum lease receipts	$4,718,705	$4,714,383

Following is a summary of the components of the Company’s net investment in direct financing leases as of March 31, 2015 and December 31, 2014:

	March 31,2015 (Unaudited)	December 31,2014
Total minimum lease payments to be received	$5,386,876	$5,328,663
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	5,386,876	5,328,663
Less: Allowance for uncollectible	(1,224,290)	(610,153)
Net minimum lease payments receivable	4,162,586	4,718,510
Estimated residual value of leased property	-	-
Less: Unearned income	(668,171)	(614,280)
Net investment in direct financing lease	$3,494,415	$4,104,230

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	March 31, 2015 (Unaudited)	December 31, 2014
Furniture and fixtures	5	$23,590	$23,513
Vehicles	4	162,439	242,876
Electronic equipment	3	127,207	125,333
Leasehold improvement	3	181,002	180,413
Less: accumulated depreciation		(381,456)	(429,981)
Property and equipment, net		$112,782	$142,154

During the three months ended March 31, 2015, the Company disposed of two vehicles with net book value of $24,880 (original cost of $81,230, accumulated depreciation of $77,170). The Company generated non-interest income of $14,585 from the disposal.

Depreciation expense totaled$27,159 and $27,951 for the three months ended March 31, 2015 and 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	INTANGIBLE ASSET

Intangible asset represents the software used for P2P platform, the useful life is estimated at 5 years.

	March 31,2015 (Unaudited)	December 31, 2014

Software	$8,344	$14,530

Amortization expense totaled$6,214 and $0 for the three months ended March 31, 2015 and 2014, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	March 31, 2015 Unaudited)	December 31, 2014
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 17, 2014 to October 16, 2015	$7,345,739	$8,948,910
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 31, 2014 to October 30, 2015	2,448,580	2,440,612
			$9,794,319	$11,389,522

During the three months ended March 31, 2015, the Company prepaid bank borrowings of $1,627,498.

As of March 31, 2015 and December 31, 2014, the short-term bank loans have maturity terms within 1 year. These loans as of March 31, 2015 and December 31, 2014 were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the three months ended March 31, 2015 and 2014 was $173,166 and $245,190, respectively.

15.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

16.	UNEARNED INCOME

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $78,156 and $109,439 as of March 31, 2015 and December 31, 2014, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $99,984 and $73,218 as of March 31, 2015 and December 31, 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2015 and December 31, 2014 consisted of:

	March 31, 2015 (Unaudited)	December 31, 2014
Accrued payroll	$27,011	$84,791
Other tax payable	39,860	99,335
Other payable	11,916	11,877
	$78,787	$196,003

18.	OTHER OPERATING EXPENSE

Other operating expense for the three months ended March 31, 2015 and 2014 consisted of:

	For The Three Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Depreciation	$33,373	$27,951
Travel expenses	966	14,740
Entertainment expenses	9,130	25,479
Promotion expenses	260	7,111
Legal and consulting expenses	594,552	136,121
Car expenses	17,181	24,435
Bank charges	11,477	63,996
Audit-related expense	97,778	119,472
Insurance expense	-	70,875
Other expenses	63,613	41,934
Total	$828,330	$532,114

The legal and consulting expenses mainly consisted of lawsuit fees for outstanding loans and financial guarantees and consulting fees for certain investment relationship service providers.

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $16,605 and $22,356 for the three months ended March 31, 2015 and 2014, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months ended March 31, 2015 and 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	CAPITAL TRANSACTION

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

On March 7, 2014, the Company issued an aggregate of 15,769 shares of Common Stock to a certain investor relation services provider to the Company, at a market value of $7.50 per share and recorded it as a deferred expense and amortized over service term. (Note 10)

On April 9 and April 24, 2014, the Company issued an aggregate of 20,000 and 130,000 shares of Common Stock, respectively, to one consulting firm in consideration of certain investor relations services to be rendered by such firm, at a market value of $5.60 and $5.36 per share, respectively, and recorded it as a deferred expense and amortized over service term. (Note 10)

On May 13, 2014, the Company closed the Follow on Offering of 1,750,000 shares of Common Stock and 1,750,000 warrants to purchase 875,000 shares of Common Stock. Among the 1,750,000 shares of Common Stock, 1,650,386 shares were newly issued by the Company and 99,614 shares were offered by certain selling stockholders.

On December 31, 2014, the Company issued an aggregate of 8,250 shares of Common Stock to a certain director of the Company, at a market value of $2.98 per share and recorded it as a deferred expense and amortized over service term.

As of March 31, 2015 and December 31, 2014, there were 12,255,062 and 12,255,062 shares of Common Stock issued and outstanding, respectively.

Warrants

The IPO underwriters’ and their affiliates’ received warrants to purchase an aggregate of 95,900 shares of Common Stock, which are exercisable at any time, and from time to time, in whole or in part, during the three-year period from February 10, 2014. The warrants are initially exercisable at a per share price of $6.50.

Warrants to purchase an aggregate of 875,000 shares of Common Stock were issued in the Follow-on Offering on May 13, 2014. The issuance price was $0.01 per warrant, and the warrants are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable at a per share price of $5.60 and are recorded as additional paid-in capital.

Warrants to purchase 252,500 shares of Common Stock were issued to the underwriters in the Follow-on Offering. The warrants have a cashless exercise provision and are exercisable at any time, and from time to time, in whole or in part, during the three-year period from May 13, 2014. The warrants are initially exercisable at a per share price of $4.80 and are recorded as additional paid-in capital.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	CAPITAL TRANSACTION (CONTINUED)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the three months ended March 31, 2015, the Company did not accrue the statutory reserve due to net loss.

23.	(LOSS) / EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) / earnings per common share for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended
	March 31,
	2015 (Unaudited)	2014 (Unaudited)

Net (loss) / income attributable to the common shareholders	$(1,157,031)	$1,093,633

Basic weighted-average common shares outstanding	12,255,062	10,434,862
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	12,255,062	10,434,862

(Loss) earnings per share:
Basic	$(0.094)	$0.105
Diluted	$(0.094)	$0.105

Basic (loss)/earnings per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for the three months ended March 31, 2015.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2015 and 2014, the Company had no unrecognized tax benefits. For the three months ended March 31, 2015, the Company had net tax operating losses from its PRC subsidiaries and its consolidated VIEs of $14,636, which will expire in the year ending December 31, 2020. As of March 31, 2015, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIEs of $19,584,292, which will expire from the year ending December 31, 2019 to 2020. The Company recognized deferred income tax assets of $4,052,376 as of March 31, 2015. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2105 to 2020 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of $3,479,780 as of March 31, 2015.

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

Income tax expense for the three months ended March 31, 2015 and 2014 is comprised of:

	For The Three Months Ended
	March 31,
	2015 (Unaudited)	2014 (Unaudited)

Current income tax	$-	$184,725
Deferred income tax expense	134,761	-
Total provision for income taxes	$134,761	$184,725

The Company suffered taxable loss during the three months period ended March 31, 2015 and did not accrue current income tax expenses therefrom.

The effective tax rates for the three months ended March 31, 2015 and 2014 are -27.74% and 16.89%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of March 31, 2015 and December 31, 2014, the deferred tax liability amounted to $314,898 and $313,874, respectively.

As of March 31, 2015 and December 31, 2014, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin

Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party balances

Amount due from related parties were as follows:

	March 31,2015 (Unaudited)	December 31, 2014

Chunjia Textile	$427,718	$162,707
Huichun Qin	1,150,833	1,147,088

During the year ended December 31, 2014, the Company provided financial guarantee service for Chunjia Textile to guarantee a loan of $816,193. As of March 31, 2015, the Company repaid Chunjia Textile’s loan on behalf of it for $427,718. The Company accrued provision of $81,619 on the outstanding balance as of March 31, 2015.

Huichun Qin transferred $1,150,833 (equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of March 31, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of March 31, 2015 and December 31, 2014, respectively.

3)	Related party transactions

The Company had no transaction with related parties during the three months ended March 31, 2015. And $1,143,886 was transferred to Huichun Qin for the purpose of increasing the registered capital of Wujiang Luxiang during the three months ended March 31, 2014.

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018. The following table sets forth the Company’s contractual obligations as of March 31, 2015 in future periods:

Rental payments (Unaudited)

Year ending March 31, 2016	$262,644
Year ending March 31, 2017	262,644
Year ending March 31, 2018	262,644
Year ending March 31, 2019	131,322
Total	$919,254

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of March 31, 2015 and December 31, 2014, the loan amount guaranteed by the Company was$21,212,863 and $21,794,663, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of March 31, 2015, the Company was involved in 53 lawsuits, among which 43 were related to its loan business and 10 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 8 of these cases with an aggregated claim of $1.75 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 45 cases with an aggregated claim of $20.0 million have not been adjudicated by the Court as of March 31, 2015.

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

On February 3, 2015, a purported shareholder KiramKodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned KiranKodali v. Huichin Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, ChunfangShen, John F. Levy, XiaofangShen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy have been served, and by stipulation among the parties. An amended CACAC was filed on April 17, 2015 and the Company’s answer is due on June 17, 2015. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On March 27, 2015, two purported shareholders Zhang Yun and SanjivMehrotra (the “Yun Group”) filed a Consolidated Amended Class Action Complaint (the “CACAC”). The CACAC adds three underwriters as defendants, Burnham Securities, Axiom Capital Management and ViewTrade Securities, Inc. The CACAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. The defendants’ date to answer or move is May 26, 2015, and the Company and Mr. Levy anticipate that they will file a motion to dismiss the CACAC. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint is yet to be accepted by the court.

27.	SUBSEQUENT EVENT

Contingencies

During the period from April 1, 2015 to the date of this report, the Company was involved in one new lawsuit, which is related to its loan business. The Company initiated legal proceedings to collect delinquent loan balance from the borrower. The case, with a claim of $0.36 million is still at the initial stage of the litigation.

On April 30 2015, the Company issued 60,000 shares of restricted stock to Long Yi, the Company’s CFO, and 75,000 shares of restricted stock to Jingen Lin, the Company’s CEO, for their services provided.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months  ended March 31, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. As of March 31, 2015, we have built an $81.6 million portfolio of direct loans to 175 borrowers and a total of $21.2 million in loan guarantees for 24 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of $5.63 million (one with a monthly principle and interest income of $81,619  for the period during November 13, 2014 to May 12, 2015, and of $79,987 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income of $342,801). We do not currently have further funds to deploy in the financial leasing business.

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

Results of Operations

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

	For The Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(Unaudited)	(Unaudited)
Interest income
Interest and fees on loans	$1,281,469	$2,856,474	$(1,575,005)	(55)%
Interest on deposits with banks	5,457	42,448	(36,991)	(87)%
Total interest and fee income	1,286,926	2,898,922	(1,611,996)	(56)%

Interest expense
Interest expense on short-term bank loans	(173,166)	(245,190)	72,024	(29)%
Net interest income	1,113,760	2,653,732	(1,539,972)	(58)%

Provision for loan losses	(213,103)	(588,180)	375,077	(64)%
Provision for direct financing lease losses	(610,312)	-	(610,312)	>100%
Net interest income after provision for loan losses and financing lease losses	290,345	2,065,552	(1,775,207)	(86)%

Commissions and fees on financial guarantee services	49,855	298,310	(248,455)	(83)%
Provision on financial guarantee services	(278,898)	(309,853)	30,955	(10)%
Commission and fees loss on guarantee services, net	(229,043)	(11,543)	(217,500)	1884%

NET REVENUE	61,302	2,054,009	(1,992,707)	(97)%

Non-interest income
Other non-interest income	14,585	120,960	(106,375)	(88)%
Total non-interest income	14,585	120,960	(106,375)	(88)%

Non-interest expense
Salaries and employee surcharge	(144,925)	(186,135)	41,210	(22)%
Rental expenses	(67,876)	(65,750)	(2,126)	3%
Business taxes and surcharge	(56,458)	(112,612)	56,154	(50)%
Other operating expense	(828,330)	(532,114)	(296,216)	56%
Total non-interest expense	(1,097,589)	(896,611)	(200,978)	22%

Foreign exchange gain and loss	(568)	-	(568)	0%

INCOME BEFORE PROVISION FOR INCOME TAXES
Provision for income taxes	(134,761)	(184,725)	49,964	(27)%
Net (Loss)/Income	(1,157,031)	1,093,633	(2,250,664)	(206)%

(Loss) /Earnings per Share - Basic and Diluted	(0.094)	0.105	(0.199)	(190)%

Weighted Average Shares Outstanding - Basic and Diluted	12,255,062	10,434,862	1,820,200	17%

Net (Loss)/Income	(1,157,031)	1,093,633	(2,250,664)	(206)%
Other comprehensive income
Foreign currency translation adjustment	204,709	(807,627)	1,012,336	(125)%
Comprehensive (Loss) /Income	$(952,322)	286,006	(1,238,328)	(433)%

The Company’s net loss for the three months ended March 31, 2015 was $1,157,031, representing a decrease of $2,250,664 or 206%, from net income of $1,093,633 for the three months ended March 31, 2014. The decrease in net income for the three months ended March 31, 2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $1,539,972;

●	a decrease in the provision for loan losses of $375,077, against an increase in the provision for direct financing leases of $610,312;

●	a decrease in commission and fees loss on financial guarantee services of $248,455;

●	an decrease of provision on financial guarantee services of $30,955;

●	an increase in total non-interest expense of $200,978; and

●	a decrease in enterprise income tax of $49,964;

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $1,539,972, or 58% to $1,113,760 during the three months ended March 31, 2015, as compared to net interest income of $2,653,732 during the three months ended March 31, 2014.

The interest and fees on loans, direct financing leases and deposits with banks decreased by $1,611,996, or 56% from $2,898,922 for the three months ended March 31, 2014 to $1,286,926 for the three months ended March 31, 2015. The decrease is the combined effect of: (1) The increase of non-performing loans aging over 90 days which leads to reversal  of  more interest income; (2) decrease in effective weighted average loan interest rate from 14.40%  for the loan portfolio as of March 31, 2014 to 12.84%  as of March 31, 2015 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments . Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended March 31, 2015, we granted 35 loans and the average loan size was approximately $266,000, as compared to 44 loans with an average loan size of $344,000 during the three months ended March 31, 2014, and as a result, the interest income declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $5,457 during the three months ended March 31, 2015 as compared to $42,448 during the three months ended March 31, 2014. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of March 31, 2015, the balance of restricted cash was $1,226,060, a decrease of 438.2% from $1,983,285 as of December 31, 2014.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $72,024 or 29%. This was mainly caused by a decrease of total bank borrowing balance by $6.4 million from $16.2 million as of March 31, 2014 to $9.8 million as of March 31, 2015. During the three months ended March 31, 2015, the interest expense related to the loans from banks was $173,166.

Provision for Loan Losses

The Company’s provision for loan losses was $213,103 and $588,180 for the three months ended March 31, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses decreased for the three months ended March 31, 2015. This is mainly caused by collection of $292,950 from a customer who is categorized as “loss” customer.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014.

In February and March 2015, the Company revisited the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one of whose loans was past due, the Company decided to reclassify all loans of the customer's as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $298,310 for the three months ended March 31, 2014 to $49,855 for the three months ended March 31, 2015, representing a decrease of $248,455, or 83%.The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of March 31, 2015, we have provided guarantees for a total of $21.2 million underlying loans to approximately 24 financial guarantee service customers, a reduction of 49.9%  compared to a total of $42,340,018 as of March 31, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services decreased from of $309,853 for the three months ended March 31, 2014, to $278,898 for the three months ended March 31, 2015, representing a decrease of $30,955.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our accrual for financial guarantee services significantly from $891,434 as of March 31, 2014 to $5,843,970 as of March 31, 2015.

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

Non-interest Expenses

Non-interest expenses increased from $896,611 for the three months ended March 31, 2014 to $1,097,589 for the three months ended March 31, 2015, representing an increase of $200,978 or 22%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase of other operating expenses by $296,216, or 56%. Other operating expenses were higher during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a net effect of an increase in legal and consulting fee of $458,431 , against a decrease in insurance expense of $70,875, a decrease in bank charge of $52,519 and a decrease in audit-related expenses of $21,694. The increase of legal and consulting fee is mainly caused by increase of lawsuit fees against significant increase of non-performing loans and financial guarantee services in the amount of $194,770 and an increase of consulting fee due to certain investment relation service providers in the amount of $219,229.

Income Tax

Income tax expenses decreased from $184,725 for three months ended March 31, 2014 to $134,761 for three months ended March 31, 2015, representing a decrease of $49,964, or 27%. The Company suffered a taxable loss incurred during the three months ended March 31, 2015, leading to nil current income tax expenses accrued during the three months ended March 31, 2015 and further allowance on deferred tax asset of $134,761. While during the three months ended March 31, 2014, the income tax expenses represented the current income tax imposed on the taxable income made during that period.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months ended March 31, 2015, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $490,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of March 31, 2015, our business loan balance increased by $1.5 million as compared to that as of December 31, 2014 while personal loan decreased by $1.6 million.

The following table sets forth the classification of loans receivable as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015 (Unaudited) Amount	Percent of Total	December 31, 2014 Amount	Percent of Total

Business loans	$53,415,584	65.46%	$52,254,805	63.66%
Personal loans	28,181,903	34.54%	29,824,324	36.34%
Total Loans receivable	$81,597,487	100%	$82,079,129	100%

Nonaccrual loans totaled $31.6 million, or 38.69% of loans receivable as of March 31, 2015, as compared with $33.3 million, or 40.58% of loans receivable, as of December 31, 2014. The allowance for loan losses was $24.78 million, representing 30.37% of loans receivable and 78.50% of non-accrual loans as of December 31, 2014. As of December 31, 2014, the allowance for loan losses was $24.49 million, representing 29.84% of loans receivable and 73.53% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015 (Unaudited)	December 31, 2014

Nonaccrual loans	$31,572,291	$33,306,861
Allowance for loan losses	$24,784,421	$24,490,721
Loans receivable	$81,597,487	$82,079,129
Total assets	$79,898,547	$83,089,787
Nonaccrual loans to loans receivable	38.69%	40.58%
Nonperforming assets to total assets	39.52%	40.08%
Allowance for loan losses to loans receivable	30.37%	29.84%
Allowance for loan losses to non-accrual loans	78.50%	73.53%

Since the beginning of 2014, the economic conditions in eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses kept at a high level as of March 31, 2015.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans and public offerings of securities. As a result of our total cash activities, net cash decreased from $4,991,973 as of December 31, 2014 to $2,439,211 as of March 31, 2015.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014, respectively:

	For the three months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Net cash (used in)/provided by operating activities	$(1,440,120)	$700,142
Net cash provided by/(used in) investing activities	506,463	(3,526,847)
Net cash used in financing activities	(1,627,498)	(1,230,249)
Effects of exchange rate changes on cash	8,393	(151,139)
Net cash outflow	$(2,552,762)	$(4,208,093)

Net Cash (Used in)/Provided by Operating Activities

During the three months ended March 31, 2015, we had a cash outflow from operating activities of $1,440,120, a decrease of $2,140,262 from the three months ended March 31, 2014, during which we had cash inflow from operating activities of $700,142. We incurred a net loss for the three months ended March 31, 2015 of $1,157,301, a decreased of $2,250,664 from the three months ended March 31, 2014, during which we generated net income of $1,093,633. In addition to the decrease in profitability, the decrease in net cash provided by operating activities was the result of several factors, including:

●	A decrease in cash flow due to the increase in changes in other assets by $299,629. The other asset increased by $148,164 and decreased by $151,465 as of March 31, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013, respectively. This is mainly attributable to a significant increase in court filing fees and legal fees which will be claimed from increased default customers;

●	An increase in cash flow due to the decrease in changes in interest receivable by $139,563. The interest receivable increased by $456,359 and $595,922 as of March 31, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013. This is mainly attributable to a significant decrease in loan additions during the three months ended March 31, 2015;

●	An increase in cash flow due to the decrease in changes in net tax receivable by $239,637. The net tax receivable increased by $20,889 and $262,526 as of March 31, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013.

The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business and direct financing lease business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

During the three months ended March 31, 2015, the Company incurred taxable loss in Wujiang Luxiang. This led to no changes in tax receivable for its loan and guarantee business except for impact of foreign currency translation between March 31, 2015 and December 31, 2014. There is an increase of $20,889 in tax receivable for PFL, the Company’s financing leasing business, due to prepayment of income tax.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided investing activities for the three months ended March 31, 2015 was $506,463 as compared to net cash used in investing activities of $3,526,847 for the three months ended March 31, 2014. The cash used in investing activities for the three months ended March 31, 2015 was mainly caused by payment on behalf of default guarantees of $1,998,014, loan disbursement to third party customers of $17,290,541, netting off collection from guarantees for loan paid on behalf of $1,943,762, collection from direct loan business of $18,037,907, and installment repayment from direct financing lease customers of $59,862.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 totaled $1,627,498 as compared to net cash used in financing activities of $1,230,249 for the three months ended March 31, 2014. The cash used in financing activities for the three months ended March 31, 2015 was mainly attributable the repayment of bank borrowing of $1,627,498.

Contractual Obligations

As of March 31, 2015, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period (Unaudited)
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	$9,794,319	$9,794,319	$-	$-	$-	$-
Operating lease (2)	919,254	262,644	262,644	262,644	131,322	-
	$10,713,573	$10,056,963	$262,644	$262,644	$131,322	$-

(1)	The bank loans bear an average annual interest rate of 6.72%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on December 31, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	March 31, 2015 (Unaudited)	December 31, 2014
Guarantee	$21,212,863	$21,794,663

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

Termination of VIE agreements with Pride Information

On April 11, 2015, WFOE delivered a notice of termination to Pride Online. As a result, the contractual arrangements between WFOE, Pride Information and Mr. Qin were terminated effective on May 11, 2015 and WFOE no longer controls Pride Online.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of March 31, 2015, Pride Information is in the beginning stage of operation and has generated minimal revenue.

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of March 31, 2015, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We do not plan to adopt this standard early and do not expect that it will have a material impact on our consolidated financial statements or disclosures upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

 On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint is yet to be accepted by the court.

ITEM 1A. RISK FACTORS

There were no material changes to the risks included in the Company’s annual report on Form 10-K for year ended December 31, 2014 filed with the SEC on April 15, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30 2015, the Company issued 60,000 shares of restricted stock to Long Yi, the Company’s CFO, and 75,000 shares of restricted stock to Jingen Lin, the Company’s CEO, for their services provided. The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by the Company not involving any public offering.

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

May 20, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

