Form 10-Q
period 2015-06-30
China Commercial Credit Inc
filed 2015-08-14
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of August 10, 2015, 12,390,062 shares of the Company’s common stock, $0.001 par value per share, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	5
Consolidated Statements of Income and Comprehensive Income for the six months and three months ended June 30, 2015 and 2014	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	7
Notes to the Consolidated Financial Statements	8 - 41

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Cash	$693,668	$4,991,973
Restricted cash	1,231,268	1,983,285
Notes receivable	40,925	130,166
Loans receivable, net of allowance for loan losses $26,195,966 and $24,490,721 for June 30, 2015 and December 31, 2014, respectively	51,765,855	57,588,408
Investment in direct financing lease, net of allowance for direct financing lease losses of $104,955 and $610,153 June 30, 2015 and December 31, 2014, respectively	4,318,836	4,104,230
Interest receivable	741,454	543,603
Tax receivable, net	1,769,403	1,758,693
Property and equipment, net	85,705	142,154
Intangible asset	7,150	14,530
Guarantee paid on behalf of guarantee service customers	13,861,245	10,577,352
Guarantee paid on behalf of a related party	428,915	162,707
Other assets	569,902	387,227
Deferred tax assets	-	705,459
Total Assets	$75,514,326	$83,089,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$6,220,534	$11,389,522
Deposits payable	1,668,086	2,725,363
Unearned income from financial guarantee services and finance lease service	120,190	182,657
Accrual for financial guarantee services	7,297,319	5,546,128
Other current liabilities	139,121	196,003
Tax payable, net	40,664	-
Deferred tax liability	199,390	313,874
Total Liabilities	15,685,304	20,353,547

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; nil and nil shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; nil and nil shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,390,062 and 12,255,062 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	12,390	12,255
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,698,864	59,458,797
Statutory reserves	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,145,996)	(1,147,088)
Retained earnings	(10,517,373)	(6,989,806)
Accumulated other comprehensive income	6,340,049	5,960,994
Total Shareholders’ Equity	59,829,022	62,736,240
Total Liabilities and Shareholders’ Equity	$75,514,326	$83,089,787

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$907,526	$1,673,559	$2,188,995	$4,530,033
Interests on deposits with banks	2,867	9,093	8,324	51,541
Total interest and fees income	910,393	1,682,652	2,197,319	4,581,574

Interest expense
Interest expense on short-term bank loans	(152,664)	(247,935)	(325,830)	(493,125)
Net interest income	757,729	1,434,717	1,871,489	4,088,449

Provision for loan losses	(1,338,787)	(14,759,397)	(1,551,890)	(15,347,577)
Over provision for direct financing lease losses	1,117,846	-	507,534	-
Net interest income/(loss) after provision for loan losses and financing lease losses	536,788	(13,324,680)	827,133	(11,259,128)

Commissions and fees on financial guarantee services	46,203	90,050	96,058	388,360
Provision on financial guarantee services	(1,433,866)	(3,327,506)	(1,712,764)	(3,637,359)
Commission and fees loss on guarantee services, net	(1,387,663)	(3,237,456)	(1,616,706)	(3,248,999)

Net Revenue	(850,875)	(16,562,136)	(789,573)	(14,508,127)

Non-interest income
Government incentive	-	81,408	-	81,408
Other non-interest income	-	48,369	14,585	169,329
Total non-interest income	-	129,777	14,585	250,737

Non-interest expense
Salaries and employee surcharge	(378,026)	(222,268)	(522,951)	(408,403)
Rental expenses	(72,409)	(65,232)	(140,285)	(130,982)
Business taxes and surcharge	(25,653)	(45,776)	(82,111)	(158,388)
Other operating expenses	(515,899)	(600,380)	(1,344,229)	(1,132,494)
Total non-interest expense	(991,987)	(933,656)	(2,089,576)	(1,830,267)

Foreign exchange loss	(9,176)	-	(9,744)	-

Loss Before Taxes	(1,852,038)	(17,366,015)	(2,874,308)	(16,087,657)
Income tax expense	(518,498)	173,633	(653,259)	(11,092)
Net Loss	(2,370,536)	(17,192,382)	(3,527,567)	(16,098,749)

Loss per Share- Basic and Diluted	$(0.192)	$(1.519)	$(0.287)	$(1.472)

Weighted Average Shares Outstanding-Basic and Diluted	12,345,557	11,315,900	12,300,559	10,935,530

Net Loss	(2,370,536)	(17,192,382)	(3,527,567)	(16,098,749)
Other comprehensive income
Foreign currency translation adjustment	174,346	136,859	379,055	(670,768)
Comprehensive Loss	$(2,196,190)	$(17,055,523)	$(3,148,512)	$(16,769,517)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,527,567)	$(16,098,749)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,012	55,890
Provision for loan losses	1,551,890	15,347,577
Provision for direct financing lease losses	(507,534)	-
Provision on financial guarantee services	1,712,764	3,637,359
Deferred tax expense	591,752	11,092
Income from disposal of property and equipment	(14,585)	-
Restricted shares issued to executive officers	248,400
Changes in operating assets and liabilities:	-	-
Interest receivable	(194,013)	(339,850)
Tax receivable	-	(929,440)
Other assets	(184,507)	(8,169)
Unearned income from financial guarantee services	(63,407)	(308,635)
Other current liabilities	(57,810)	(392,592)
Tax payable	40,554	-
Net Cash (Used in)/Provided by Operating Activities	(342,051)	974,483

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(17,290,541)	(32,304,906)
Loans collection from third parties	22,038,586	30,355,559
Originated loans disbursement to a related party	-	(1,139,712)
Payment of loans on behalf of guarantee customers	(5,460,484)	(11,053,637)
Payment of loans on behalf of a related party	(263,687)	-
Collection from guarantees for loan paid on behalf of guarantees	1,943,762	1,841,450
Collection of principal of finance lease, in installments	318,436	-
Deposit released from banks for financial guarantee services	-	8,660,612
Deposit paid to banks for financial guarantee services	-	(4,890,133)
Purchases of property and equipment and intangible asset	(1,461)	(15,191)
Disposal of property and equipment	18,635	-
Net Cash Provided by/(Used in) Investing Activities	1,303,246	(8,545,958)

Cash Flows From Financing Activities:
Proceeds from second public offering	-	6,601,544
Proceeds from exercise of underwriter over-allotment	-	25,000
Second public offering cost	-	(912,830)
Repayment of short-term bank borrowings	(5,224,149)	-
Capital contribution from a shareholder	-	11,571
Cash disbursed to a non-controlling shareholder	-	(1,150,820)
Cash repaid from a non-controlling shareholder	-	1,135,940
Net Cash Used in Financing Activities	(5,224,149)	5,710,405

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35,351)	(145,028)
Net Decrease In Cash and Cash Equivalents	(4,298,305)	(2,006,098)
Cash and Cash Equivalents at Beginning of Period	4,991,973	9,405,865
Cash and Cash Equivalents at End of Period	$693,668	7,399,767
Supplemental Cash Flow Information
Cash paid for interest expense	$325,830	425,556
Cash paid for income tax	$-	930,437

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Upon completion of the share exchange, the 16 PRC individuals, through their respective BVI entities, acquired 7,270,920 shares of Common Stock, par value $0.001 per share (the "Common Stock") of CCC in exchange for their agreement to cause the WujiangLuxiang Shareholders to enter into the Variable Interest Entity (the “VIE”) Agreements. As a result of the share exchange, the 16 BVI entities became CCC shareholders, who collectively owned approximately 90% of CCC’s total issued and outstanding shares of Common Stock at the time of the share exchange.

Since at the time of the share exchange neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets, the share exchange shall be considered as capital transaction in substance, rather than a business combination.

The share exchange is recorded as a “reverse recapitalization” equivalent to the issuance of stocks to the 16 BVI entities for the net monetary assets of CCC. The accounting for the transaction is identical to a reverse acquisition, except that no goodwill is recorded.

Management of the Company looked through the 16 BVI entities and treated the share exchange as a reverse merger between CCC and Wujiang Luxiang for accounting purposes, even though the share exchange was between CCC and the 16 BVI entities, because of the following reasons: (i) neither CCC nor the 16 BVI entities had any operations and only a minor amount of net assets; (ii) the 16 PRC individual, who are the owners of the 16 BVI entities, are the ultimate owners of Wujiang Luxiang, and (iii) the sole purpose of the share exchange was to issue approximately 90%of pre-public offering CCC shares to the ultimate owners of Wujiang Luxiang Shareholders.

VIE AGREEMENTSWITHWUJIANGLUXIANG

Subsequent to the share exchange, on September 26, 2012, the Company through its indirectly wholly owned subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE”), entered into a series of VIE Agreements with WujiangLuxiang and the Wujiang Luxiang Shareholders. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Wujiang Luxiang’s management and operations.

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

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Wujiang Shareholders irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Wujiang Luxiang.The option price is equal to the capital paid in by the Wujiang Shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations.

Power of Attorney

Under the Power of Attorney, the Wujiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:(a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang. The Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution, so long as the Wujiang Shareholder is a shareholder of the Company.

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of June 30, 2015, PFL incurred two finance lease transactions.

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

On April 11, 2015, WFOE delivered a notice of termination to Pride Information. As a result, the contractual arrangements between WFOE, Pride Information and Mr. Qin were terminated effective on May 11, 2015 and WFOE no longer controls Pride Information.

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

The interim financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of June 30, 2015, its results of operations for the three months and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the six months ended June 30, 2015 and 2014, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was $2,159,181 and $1,684,691 as of June 30, 2015 and December 31, 2014, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	June 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.1088	6.1460

	For the six months ended June 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1254	6.1419

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of operation and comprehensive loss.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers.Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

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

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes rental income from the sub-leasing of certain of the Company’s leased office space to third parties and income from disposal of property and equipment.

(n)	Financial guarantee service contracts

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

(n) Financial guarantee service contracts (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)
Guarantee	$15,223,939	$21,794,663

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

Based on the past experience, the Company estimates the probable loss for immature financial guarantee services to be 1% of contract amount and made a provision of $152,239 and $217,947 as of June 30, 2015 and December 31, 2014, respectively for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $7,145,080 and $5,328,181 as of June 30, 2015 and December 31, 2014, respectively. The total accrual for financial guarantee services amounted to $7,297,319 and $5,546,128 as of June 30, 2015 and December 31, 2014, respectively. The Company reviews the provision on a quarterly basis.

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

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(r)	Share-based awards

Share-based awards granted to the Company's employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Share-based awards (continued)

At each date of measurement, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. The Company is required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the share-based awards changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current reporting period.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Recently issued accounting standards (continued)

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage financial information.

ASU 2014-15 – "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company's first quarter of fiscal 2018.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang and the Wujiang Luxiang Shareholders.

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of June 30, 2015, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the accompanying unaudited consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three months and six months ended June 30, 2015 and 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)
Total assets	$70,770,536	$77,513,966
Total liabilities	15,846,993	19,793,537

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$858,996	1,770,784	$2,151,128	$4,963,736
Net loss	2,948,815	16,791,587	3,158,805	15,553,551

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

(d) Concentration risk

As of June 30, 2015 and December 31, 2014, the Company held cash of $693,668 and $4,991,973, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of June 30, 2015 and December 31, 2014.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $1.2 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~19.44% and 9.6% ~ 18% for the six months ended June 30, 2015 and 2014, respectively.

6.1 Loans receivable consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Business loans	$51,972,725	$52,254,805
Personal loans	25,989,096	29,824,324
Total Loans receivable	77,961,821	82,079,129
Allowance for loan losses
Collectively assessed	(26,195,966)	(24,490,721)
Individually assessed	-	-
Allowance for loan losses	(26,195,966)	(24,490,721)
Loans receivable, net	$51,765,855	$57,588,408

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of June 30, 2015 and December 31, 2014, the Company had82 and 101 business loan customers, and 72 and 60 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended June 30, 2015 and 2014, a provision of $1,338,787 and $14,759,397 were charged to the unaudited consolidated statement of operations, respectively. For the six months ended June 30, 2015 and 2014, a provision of $1,551,890 and $15,347,577 were charged to the unaudited consolidated statement of operations, respectively. No write-offs against allowances have occurred for the three months and six months ended June 30, 2015 and 2014, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
	(Unaudited)

Business loans	$25,326,136	$16,331,544
Personal loans	10,550,712	16,975,317
	$35,876,848	$33,306,861

The following table represents the aging of loans as of June 30, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$17,286,323	$3,241,226	$12,244,631	$9,840,279	$42,612,459	$9,360,266	$51,972,725
Personal loans	3,339,445	3,683,211	1,276,077	5,591,424	13,890,157	12,098,939	25,989,096
	$20,625,768	$6,924,437	$13,520,708	$15,431,703	$56,502,616	$21,459,205	$77,961,821

The following table represents the aging of loans as of December 31, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$11,112,919	$5,043,931	$8,595,516	$2,692,097	$27,444,463	$24,810,342	$52,254,805
Personal loans	728,929	9,406,980	7,373,088	195,249	17,704,246	12,120,078	29,824,324
	$11,841,848	$14,450,911	$15,968,604	$2,887,346	$45,148,709	$36,930,420	$82,079,129

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of June 30, 2015 and December 31, 2014, respectively:

Five Categories	June 30, 2015%		December 31, 2014%
	(Unaudited)	(Unaudited)

Pass	$2,576,609	3.3%	32,129,840	39.1%
Special mention	23,629,822	30.3%	4,165,311	5.1%
Substandard	7,439,630	9.5%	2,501,627	3.0%
Doubtful	40,904,592	52.5%	39,559,908	48.2%
Loss	3,411,168	4.4%	3,722,443	4.5%
Total	$77,961,821	100%	82,079,129	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of June 30, 2015:

	June 30, 2015
	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Guarantee backed loans	$47,630,873	$24,515,835	$72,146,708
Pledged assets backed loans	3,687,059	1,473,261	5,160,320
Collateral backed loans	654,793	-	654,793
	$51,972,725	$25,989,096	$77,961,821

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2014:

	December 31, 2014
	Business Loans	Personal Loans	Total

Guarantee backed loans	$47,613,818	$27,445,541	$75,059,359
Pledged assets backed loans	3,990,157	2,378,783	6,368,940
Collateral backed loans	650,830	-	650,830
	$52,254,805	$29,824,324	$82,079,129

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of June 30, 2015 and December 31, 2014, guaranteed loans make up 92.5% and 91.4% of our direct loan portfolio, respectively.

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of June 30, 2015, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended June 30, 2015 and 2014:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the three months ended June 30, 2015
Beginning balance	$15,825,806	$8,958,615	$24,784,421
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	772,716	638,829	1,411,545
Ending balance	16,598,522	9,597,444	26,195,966
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$16,598,522	$9,597,444	$26,195,966

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the three months ended June 30, 2014
Beginning balance	$1,438,275	$510,125	$1,948,400
Charge-offs	(784,308)	(730,935)	(1,515,243)
Recoveries	-	-	-
Provisions	9,475,422	5,253,406	14,728,828
Ending balance	10,129,389	5,032,596	15,161,985
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$10,129,389	$5,032,596	$15,161,985

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2015 and 2014:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the six months ended June 30, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	-	-	-
Recoveries	-	(56,627)	(56,627)
Provisions	1,761,872	-	1,761,872
Ending balance	16,598,522	9,597,444	26,195,966
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$16,598,522	$9,597,444	$26,195,966

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the six months ended June 30, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(784,308)	(730,935)	(1,515,243)
Recoveries	-	-	-
Provisions	9,863,861	5,437,419	15,301,280
Ending balance	10,129,389	5,032,596	15,161,985
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$10,129,389	$5,032,596	$15,161,985

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of June 30, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$1,964,379	$19,002,096	$3,481,182	$24,353,768	$3,171,300	$51,972,725
Personal loans	612,230	4,627,726	3,958,448	16,550,824	239,868	25,989,096
	$2,576,609	$23,629,822	$7,439,630	$40,904,592	$3,411,168	$77,961,821

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and six months ended June 30, 2015 and 2014, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	June 30, 2015	December 31, 2014
	(Unaudited)
Guarantee paid on behalf of guarantee service customers	$14,290,160	$10,740,059

Guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-one of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of June 30, 2015 and December 31, 2014, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $7,297,319 and $5,546,128, respectively.

10.	OTHER ASSETS

Other assets as of June 30, 2015 and December 31, 2014 consisted of:

	June 30, 2015	December 31, 2014
	(Unaudited)
Prepaid bank service charges	$13,679	$33,767
Prepaid expenses to investor relationship service providers (Note 21)	-	265,591
Other prepaid expense	72,027	-
Deposit for court filing fees and legal fees	434,966	53,318
Other receivables	49,230	34,551
	$569,902	$387,227

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of $2.73 million. The lease bears an interest rate of 10.36% per annum. .

On October 13, 2014, PFL entered into another finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of $2.88 million. The lease bears an interest rate of 11.11% per annum.

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)
Within 1 year	$3,382,006	$2,549,619
2 years	1,306,312	1,981,777
3 years	320,849	797,267
Total minimum lease receipts	5,009,167	5,328,663
Less: amount representing interest	(585,376)	(614,280)
Present value of minimum lease receipts	$4,423,791	$4,714,383

Following is a summary of the components of the Company’s net investment in direct financing leases as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)
Total minimum lease payments to be received	$5,009,167	$5,328,663
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	5,009,167	5,328,663
Less Allowance for uncollectible	(104,955)	(610,153)
Net minimum lease payments receivable	4,904,212	4,718,510
Estimated residual value of leased property	-	-
Less: Unearned income	(585,376)	(614,280)
Net investment in direct financing lease	$4,318,836	$4,104,230

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	June 30, 2015	December 31, 2014
		(Unaudited)
Furniture and fixtures	5	$23,656	$23,513
Vehicles	4	162,896	242,876
Electronic equipment	3	127,566	125,333
Leasehold improvement	3	181,511	180,413
Less: accumulated depreciation		(409,924)	(429,981)
Property and equipment, net		$85,705	$142,154

During the six months ended June 30, 2015, the Company disposed of two vehicles with net book value of $4,073 (original cost of $81,459, accumulated depreciation of $77,386). The Company generated non-interest income of $14,585 from the disposal.

Depreciation expense totaled $27,404 and $27,939 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense totaled $54,563 and $55,890 for the six months ended June 30, 2015 and 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	INTANGIBLE ASSET

Intangible asset represents the software used for P2P platform, the useful life is estimated at 5 years.

	June 30, 2015	December 31, 2014
	(Unaudited)

Software	$7,150	$14,530

Amortization expense totaled $1,235 and $0 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense totaled $7,449 and $0 for the six months ended June 30, 2015 and 2014, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	June 30, 2015	December 31, 2014
			(Unaudited)
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 17, 2014 to October 16, 2015	$3,765,060	$8,948,910
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 31, 2014 to October 30, 2015	2,455,474	2,440,612
			$6,220,534	$11,389,522

During the six month ended June 30, 2015, the Company prepaid bank borrowings of $5,224,149.

As of June 30, 2015 and December 31, 2014, the short-term bank loans have maturity terms within 1 year. These loans as of June 30, 2015 and December 31, 2014 were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the three months ended June 30, 2015 and 2014 was $152,664 and $247,935, respectively. Interest expense incurred on short-term loans for the six months ended June 30, 2015 and 2014 was $325,830 and $493,125, respectively.

15.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

16.	UNEARNED INCOME

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $32,202 and $109,439 as of June 30, 2015 and December 31, 2014, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $87,988 and $73,218 as of June 30, 2015 and December 31, 2014, respectively

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2015 and December 31, 2014 consisted of:

	June 30, 2015	December 31, 2014
	(Unaudited)
Accrued payroll	$58,437	$84,791
Accrued rental fee	65,846	-
Other tax payable	2,888	99,335
Other payable	11,950	11,877
	$139,121	$196,003

18.	OTHER OPERATING EXPENSE

Other operating expense for the three and six months ended June 30, 2015 and 2014 consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Depreciation	$28,639	$27,939	$62,012	$55,890
Travel expenses	4,896	13,591	5,862	28,331
Entertainment expenses	6,140	7,432	15,270	32,911
Promotion expenses	-	-	260	7,111
Legal and consulting expenses	238,969	358,492	833,521	494,613
Car expenses	10,735	18,882	27,916	43,317
Bank charges	10,921	74,950	22,398	138,946
Audit-related expense	132,672	13,808	230,450	133,280
Insurance expense	-	70,875	-	141,750
Other expenses	82,927	14,411	146,540	56,345
Total	$515,899	$600,380	$1,344,229	$1,132,494

The legal and consulting expenses mainly consisted of lawsuit fees for outstanding loans and financial guarantees and consulting fees for certain investment relationship service providers.

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $21,029 and $20,580 for the three months ended June 30, 2015 and 2014, respectively, and $37,634 and $42,936 for the six months ended June 30, 2015 and 2014, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and six months ended June 30, 2015 and 2014, respectively.

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

On April 30 2015, the Company issued 60,000 unregistered shares to Long Yi, the Company’s CFO, and 75,000 unregistered shares to Jingen Lin, the Company’s CEO, in the total amount of $248,400, for their services provided.

As of June 30, 2015 and December 31, 2014, there were 12,390,062 and 12,255,062 shares of Common Stock issued and outstanding, respectively.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the six months ended June 30, 2015, the Company did not accrue the statutory reserve due to net loss.

23.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to the common shareholders	$(2,370,536)	$(17,192,382)	$(3,527,567)	$(16,098,749)

Basic weighted-average common shares outstanding	12,345,557	11,315,900	12,300,559	10,935,530
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	12,345,557	11,315,900	12,300,559	10,935,530

Loss per share:
Basic	$(0.192)	$(1.519)	$(0.287)	$(1.472)
Diluted	$(0.192)	$(1.519)	$(0.287)	$(1.472)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for the three months and six months ended June 30, 2015 and June 30, 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform tax rate of 25%. While the New Tax Law equalizes the tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. In November 2009, the Jiangsu Province Government issued Su Zheng Ban Fa [2009] No. 132 which stipulates that micro-credit companies in Jiangsu Province are subject to preferential tax rate of 12.5%. As a result, the Company is subject to the preferential tax rate of 12.5% for its loan business for the periods presented. The taxation practice implemented by the tax authority governing the Company is that the Company pays enterprise income taxes at rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority in five (5) months after December 31 the tax authority will refund the Company the excess enterprise income taxes it paid beyond the rate of 12.5%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2015 and 2014, the Company had no unrecognized tax benefits. For the six months ended June 30, 2015, the Company had net tax operating losses from its PRC subsidiaries and its consolidated VIE of $912,324 which will expire in the year ending December 31, 2020. As of June 30, 2015, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of $21,263,660, which will expire from the year ending December 31, 2019 to 2020. The Company recognized deferred income tax assets of $4,182,511 as of June 30, 2015. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2015 to 2020 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of $4,182,511 as of June 30, 2015.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Income tax receivable and income tax payable are comprised of:

	June 30, 2015	December 31, 2014
	(Unaudited)

Tax receivable, net	$1,769,403	$1,758,693
Tax payable	$40,664	$-

Income tax receivable represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement or can deduct future income tax payables. The income tax receivable was mainly generated from the Company’s VIE.

Income tax payables represented enterprise income tax at a rate of 25% that the Company accrued but had not paid as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, PFL, one of the Company’s PRC subsidiaries earned taxable profit for the six months ended June 30, 2015, and income tax payable was accrued therefrom.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax expense for the six months ended June 30, 2015 and 2014 is comprised of:

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Current income tax expense	$61,507	$-
Deferred income tax expense	591,752	11,092
Total provision for income taxes	$653,259	$11,092

The Company made taxable profit during the six months period ended June 30, 2015 in PFL, one of the Company’s PRC subsidiaries and accrued current income tax expenses therefrom.

The effective tax rates for the three months and six months ended June 30, 2015 and 2014 are 22.73% and 0.27%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of June 30, 2015, subsidy of $1,075,301 did not fulfill the purpose within due date and the related deferred tax liability was reversed. As of June 30, 2015 and December 31, 2014, the deferred tax liability amounted to $199,390 and $313,874, respectively.

As of June 30, 2015 and December 31, 2014, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party balances

Amount due from related parties were as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)

Chunjia Textile	$428,915	$162,707
Huichun Qin	1,145,996	1,147,088

During the year ended December 31, 2014, the Company provided financial guarantee service for Chunjia Textile to guarantee a loan of $816,193. As of June 30, 2015, the Company repaid Chunjia Textile’s loan on behalf of it for $428,915. The Company accrued provision of $214,458 on the outstanding balance as of June 30, 2015.

Huichun Qin transferred $1,145,996 (equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of June 30, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of June 30, 2015 and December 31, 2014, respectively.

3)	Related party transactions

The Company had no transaction with related parties during the three months and six months ended June 30, 2015.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018. Additionally, the Company leased its new office under a lease agreement from June 1, 2015 to May 31, 2016 during the three months ended June 30, 2015. The following table sets forth the Company’s contractual obligations as of June 30, 2015 in future periods:

Rental payments
(Unaudited)

Year ending June 30, 2016	$341,959
Year ending June 30, 2017	341,959
Year ending June 30, 2018	341,959
Year ending June 30, 2019	144,421
Year ending June 30, 2020 and thereafter	150,602
Total	$1,320,900

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of June 30, 2015 and December 31, 2014, the loan amount guaranteed by the Company was $15,223,939 and $21,794,663, respectively, for its financial guarantee service customers.

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of June 30, 2015, the Company was involved in 66 collection lawsuits, among which 54 were related to its loan business and 12 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 22 of these cases with an aggregated claim of $7.7 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 44 cases with an aggregated claim of $23.8 million have not been adjudicated by the Court as of June 30, 2015.

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought.

On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff (“Class Plaintiff”) and the Yun Group’s counsel as lead counsel.

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

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (Continued)

In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. The Court has since set September 15, 2015, as the next date to update the Court. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve.

The Company believes that this lawsuit was without merit and intends to vigorously defend against it. At the early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichun Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy have been served. An amended Consolidated Amended Class Action Complaint (the “CACAC”) was filed on April 20, 2015. On May 29, 2015, the Court “so ordered” a stipulation among Kodali, the Company and Mr. Levy staying all proceedings in the derivative case except for service of process on individual defendants until the earlier of thirty days of termination of the stipulation, dismissal of the class action with prejudice or the date any of the defendants in the class action file an answer to the CAC. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint was rejected due to a procedural issue and the Company is evaluating its strategic options.

27.	SUBSEQUENT EVENT

Contingencies

During the period from July 1, 2015 to the date of this report, the Company was involved in two new lawsuits, one is related to its loan business and the other is related to guarantee business. The Company initiated legal proceedings to collect delinquent balance from the borrowers and guarantees. The cases, with total claim of $0.51million are still at the initial stage of the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months  ended June 30, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this and six Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to SMEs located in Wujiang City, Jiangsu Province of China. As of June 30, 2015, we have built a $78.0 million portfolio of direct loans to 154 borrowers and a total of $15.2 million in loan guarantees for 18 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of $5.65 million (one with a monthly principle and interest income approximating $81,600 for the period during November 13, 2014 to May 12, 2015, and approximating $80,000 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income approximating $342,800). We do not currently have further funds to deploy in the financial leasing business.

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

Results of operations

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

	For the Three Months Ended June 30,
	2015	2014	Amount	Change %
Interest income
Interests and fees on loans and direct financing lease	$907,526	$1,673,559	$(766,033)	-46%
Interest on deposits with banks	2,867	9,093	(6,226)	-68%
Total interest and fees income	910,393	1,682,652	(772,259)	-46%

Interest expense		-
Interest expense on short-term bank loans	(152,664)	(247,935)	95,271	-38%
Net interest income	757,729	1,434,717	(676,988)	-47%

Provision for loan losses	(1,338,787)	(14,759,397)	13,420,610	-91%
Over provision for direct financing lease losses	1,117,846	-	1,117,846	>100%
Net interest income/(loss) after provision for loan losses and financing lease losses	536,788	(13,324,680)	13,861,468	-104%

Commissions and fees on financial guarantee services	46,203	90,050	(43,847)	-49%
Provision on financial guarantee services	(1,433,866)	(3,327,506)	1,893,640	-57%
Commission and fees loss on guarantee services, net	(1,387,663)	(3,237,456)	1,849,793	-57%

Net Revenue	(850,875)	(16,562,136)	15,711,261	-95%

Non-interest income
Government incentive	-	81,408	(81,408)	-100%
Other non-interest income	-	48,369	(48,369)	-100%
Total non-interest income	-	129,777	(129,777)	-100%

Non-interest expense
Salaries and employee surcharge	(378,026)	(222,268)	(155,758)	70%
Rental expenses	(72,409)	(65,232)	(7,177)	11%
Business taxes and surcharge	(25,653)	(45,776)	20,123	-44%
Other operating expense	(515,899)	(600,380)	84,481	-14%
Total non-interest expense	(991,987)	(933,656)	(58,331)	6%

Foreign exchange loss	(9,176)	-	(9,176)	>100%

Loss Before Taxes	(1,852,038)	(17,366,015)	15,513,977	-89%
Income tax expense	(518,498)	173,633	(692,131)	-399%
Net Loss	(2,370,536)	(17,192,382)	14,821,846	-86%

Loss per Share-Basic and Diluted	(0.192)	(1.519)	1.327	-87%

Weighted Average Shares Outstanding-Basic and Diluted	12,345,557	11,315,900	1,029,657	9%

Net Loss	(2,370,536)	(17,192,382)	14,821,846	-86%
Other comprehensive income
Foreign currency translation adjustment	174,346	136,859	37,487	27%
Comprehensive Loss	$(2,196,190)	$(17,055,523)	$14,859,333	-87%

The Company’s net loss for the three months ended June 30, 2015 was $2,370,536 representing a decrease of $14,821,846 or 86%, from net loss of $17,192,382 for the three months ended June 30, 2014. The decrease in net loss for the three months ended June 30, 2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $676,988;

●	decreases in the provision for loan losses of $13,420,610 and in the provision for direct financing leases of $1,117,846;

●	a decrease in commission and fees loss on financial guarantee services of $43,847;

●	an decrease of provision on financial guarantee services of $1,893,640;

●	an increase in total non-interest expense of $58,331; and

●	an increase in enterprise income tax expense of $692,131;

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $676,988, or 47% to $757,729 during the three months ended June 30, 2015, as compared to net interest income of $1,434,717 during the three months ended June 30, 2014.

The interest and fees on loans, direct financing leases and deposits with banks decreased by $772,259, or 46% from $1,682,652 for the three months ended June 30, 2014 to $910,393 for the three months ended June 30, 2015. The decrease is the combined effect of: (1) The increase of non-performing loans aging over 90 days which leads to reversal of more interest income; (2) decrease in effective weighted average loan interest rate from 14.36% for the loan portfolio as of June 30, 2014 to 12.79% as of June 30, 2015 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended June 30, 2015, we did not grant any loans, as compared to 44 loans with an average loan size of $378,000 during the three months ended June 30, 2014, and as a result, the interest income declined substantially.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $2,867 during the three months ended June 30, 2015 as compared to $9,093 during the three months ended June 30, 2014. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of June 30, 2015, the balance of restricted cash was $1,231,268, a decrease of 37.9% from $1,983,285 as of December 31, 2014.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $95,271 or 38%. This was mainly caused by a decrease of total bank borrowing balance by $5.2 million from $11.4 million as of June 30, 2014 to $6.2 million as of June 30, 2015. During the three months ended June 30, 2015, the interest expense related to the loans from banks was $152,664.

Provision for Loan Losses

The Company’s provision for loan losses was $1,338,787 and $14,759,397 for the three months ended June 30, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses decreased significant for the three months ended June 30, 2015. This is mainly caused by deterioration of loan quality commenced during the three months ended June 30, 2014, leading to dramatic increase in accrual of provision during that period.

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

In February and March 2015, the Company reviewed the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one of whose loans was past due, the Company decided to reclassify all loans of the customer's as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $90,050 for the three months ended June 30, 2014 to $46,203 for the three months ended June 30, 2015, representing a decrease of $43,847, or 49%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of June 30, 2015, we have provided guarantees for a total of $15.2 million underlying loans to approximately 18 financial guarantee service customers, a reduction of 47.8% compared to a total of $29.1 as of June 30, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services decreased from $3,327,506 for the three months ended June 30, 2014, to $1,433,866 for the three months ended June 30, 2015, representing a decrease of $1,893,640.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our accrual for financial guarantee services significantly from $4,213,237 as of June 30, 2014 to $7,297,319 as of June 30, 2015.

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

Non-interest Expenses

Non-interest expenses decreased from $933,656 for the three months ended June 30, 2014 to $991,987 for the three months ended June 30, 2015, representing an increase of $58,331 or 6%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase of salary and employee surcharge by $155,758, or 70%, against a decrease of other operating expenses by $84,481, or 14%. The increase of salary and employee surcharge was mainly caused by issuance of restricted shares to management of $248,400 against resignation of certain directors during May 2015. Other operating expenses were lower during the three months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a net effect of a decrease in legal and consulting fee of $119,523, a decrease in insurance expense of $70,875, against an increase in audit-related expenses of $118,864.

Income Tax

Income tax expenses changed from an income tax credit of $173,633 for three months ended June 30, 2014 to an income tax expense of $518,498 for three months ended June 30, 2015, representing a fluctuation of $692,131, or 399%. Wujiang Luxiang, the Company’s VIE suffered a taxable loss incurred during the three months ended June 30, 2015, while PFL, the Company’s direct financing lease business made taxable profit during the three months ended June 30, 2015, leading to a current income tax expense of $61,507.

Besides, during the three months ended June 30, 2015, further allowance on deferred tax asset was made of $707,831, against reversal of deferred tax liability of $116,080, leading to a deferred tax expense of $591,751. While during the three months ended June 30, 2014, the income tax expenses represented the current income tax imposed on the taxable income made during that period.

Results of operations

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

	For the Six Months Ended June 30,
	2015	2014	Amount	Change %
Interest income
Interests and fees on loans and direct financing lease	$2,188,995	$4,530,033	$(2,341,038)	-52%
Interest on deposits with banks	8,324	51,541	(43,217)	-84%
Total interest and fees income	2,197,319	4,581,574	(2,384,255)	-52%

Interest expense		-
Interest expense on short-term bank loans	(325,830)	(493,125)	167,295	-34%
Net interest income	1,871,489	4,088,449	(2,216,960)	-54%

Provision for loan losses	(1,551,890)	(15,347,577)	13,795,687	-90%
Over provision for direct financing lease losses	507,534	-	507,534	>100%
Net interest income/(loss) after provision for loan losses and financing lease losses	827,133	(11,259,128)	12,086,261	-107%

Commissions and fees on financial guarantee services	96,058	388,360	(292,302)	-75%
Provision on financial guarantee services	(1,712,764)	(3,637,359)	1,924,595	-53%
Commission and fees loss on guarantee services, net	(1,616,706)	(3,248,999)	1,632,293	-50%

Net Revenue	(789,573)	(14,508,127)	13,718,554	-95%

Non-interest income
Government incentive	-	81,408	(81,408)	-100%
Other non-interest income	14,585	169,329	(154,744)	-91%
Total non-interest income	14,585	250,737	(236,152)	-94%

Non-interest expense
Salaries and employee surcharge	(522,951)	(408,403)	(114,548)	28%
Rental expenses	(140,285)	(130,982)	(9,303)	7%
Business taxes and surcharge	(82,111)	(158,388)	76,277	-48%
Other operating expense	(1,344,229)	(1,132,494)	(211,735)	19%
Total non-interest expense	(2,089,576)	(1,830,267)	(259,309)	14%

Foreign exchange loss	(9,744)	-	(9,744)	>100%

Loss Before Taxes	(2,874,308)	(16,087,657)	13,213,349	-82%
Income tax expense	(653,259)	(11,092)	(642,167)	5789%
Net Loss	(3,527,567)	(16,098,749)	12,571,182	-78%

Loss per Share-Basic and Diluted	(0.287)	(1.472)	1.185	-81%

Weighted Average Shares Outstanding-Basic and Diluted	12,300,559	10,935,530	1,365,029	12%

Net Loss	(3,527,567)	(16,098,749)	12,571,182	-78%
Other comprehensive income
Foreign currency translation adjustment	379,055	(670,768)	1,049,823	-157%
Comprehensive Loss	$(3,148,512)	$(16,769,517)	$13,621,005	-81%

The Company’s net loss for the six months ended June 30, 2015 was $3,527,567 representing a decrease of $12,571,182 or 78%, from net loss of $16,098,749 for the six months ended June 30, 2014. The decrease in net loss for the six months ended June 30, 2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $2,216,960;

●	decreases in the provision for loan losses of $13,795,687 and in the provision for direct financing leases of $507,534, respectively;

●	a decrease in commission and fees loss on financial guarantee services of $292,302;

●	an decrease of provision on financial guarantee services of $1,924,595;

●	an increase in total non-interest expense of $259,309; and

●	an increase in enterprise income tax expense of $642,167;

The following paragraphs discuss changes in the components of net loss in greater details during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $2,216,960, or 54% to $1,871,489 during the six months ended June 30, 2015, as compared to net interest income of $4,088,449 during the three months ended June 30, 2014.

The interest and fees on loans, direct financing leases and deposits with banks decreased by $2,384,255, or 52% from $4,581,574 for the six months ended June 30, 2014 to $2,197,319 for the six months ended June 30, 2015. The decrease is the combined effect of: (1) The increase of non-performing loans aging over 90 days which leads to reversal of more interest income; (2) decrease in effective weighted average loan interest rate from 14.36% for the loan portfolio as of June 30, 2014 to 12.79% as of June 30, 2015 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the six months ended June 30, 2015, we granted 35 loans and the average loan size was approximately $266,000, as compared to 92 loans with an average loan size of $361,000 during the six months ended June 30, 2014, and as a result, the interest income declined substantially.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $8,324 during the six months ended June 30, 2015 as compared to $51,541 during the six months ended June 30, 2014. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of June 30, 2015, the balance of restricted cash was $1,231,268, a decrease of 37.9% from $1,983,285 as of December 31, 2014.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $167,295 or 34%. This was mainly caused by a decrease of total bank borrowing balance by $5.2 million from $11.4 million as of June 30, 2014 to $6.2 million as of June 30, 2015. During the six months ended June 30, 2015, the interest expense related to the loans from banks was $325,830.

Provision for Loan Losses

The Company’s provision for loan losses was $1,551,890 and $15,347,577 for the six months ended June 30, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses decreased significant for the six months ended June 30, 2015. This is mainly caused by deterioration of loan quality commenced during the six months ended June 30, 2014, leading to dramatic increase in accrual of provision during that period.

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

In February and March 2015, the Company reviewed the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one of whose loans was past due, the Company decided to reclassify all loans of the customer's as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer's repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. The commissions and fees generated from our financial guarantee services decreased from $388,360 for the six months ended June 30, 2014 to $96,058 for the six months ended June 30, 2015, representing a decrease of $292,302, or 75%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of June 30, 2015, we have provided guarantees for a total of $15.2 million underlying loans to approximately 18 financial guarantee service customers, a reduction of 47.8% compared to a total of $29.1 as of June 30, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services decreased from $3,637,359 for the six months ended June 30, 2014, to $1,712,764 for the six months ended June 30, 2015, representing a decrease of $1,924,595.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We are in the process of negotiating and possibly litigating against both the borrowers and their counter-guarantors. Due to the uncertainty of the outcome, we increased our accrual for financial guarantee services significantly from $4,213,237 as of June 30, 2014 to $7,297,319 as of June 30, 2015.

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

Non-interest Expenses

Non-interest expenses increased from $1,830,267 for the six months ended June 30, 2014 to $2,071,291 for the six months ended June 30, 2015, representing an decrease of $241,024 or 13%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to an increase of salary and employee surcharge by $114,548, or 28%, and an increase in other operating expenses by $211,735, or 19%, respectively. The increase of salary and employee surcharge was mainly caused by issuance of restricted shares to management of $248,400 against resignation of several staff during May 2015. Other operating expenses were higher during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a net effect of an increase in legal and consulting fee of $338,908 and an increase in audit-related expenses of $97,170, against a decrease in insurance expense of $141,750 and a decrease in bank charge of $116,548

Income Tax

Income tax expenses increased from $11,092 for six months ended June 30, 2014 to $653,259 for six months ended June 30, 2015, representing an increase of $642,167. Wujiang Luxiang, the Company’s VIE suffered a taxable loss incurred during the six months ended June 30, 2015, while PFL, the Company’s direct financing lease business made taxable profit during the six months ended June 30, 2015, leading to a current income tax expense of $61,507.

Besides, during the six months ended June 30, 2015, further allowance on deferred tax asset was made of $707,831, against reversal of deferred tax liability of $116,080, leading to a deferred tax expense of $591,751. While during the six months ended June 30, 2014, the income tax expenses represented the current income tax imposed on the taxable income made during that period.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months and six months ended June 30, 2015, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.

In addition, we plan to diversify our risks by concentrating in smaller amount loans that are below $491,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of June 30, 2015, our business loan balance decreased by $3.7 million as compared to that as of December 31, 2014 while personal loan decreased by $24.5 million.

The following table sets forth the classification of loans receivable as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31,
	(Unaudited)	Percent	2014	Percent
	Amount	of Total	Amount	of Total

Business loans	$51,972,725	66.66%	$52,254,805	63.66%
Personal loans	25,989,096	33.34%	29,824,324	36.34%
Total Loans receivable	$77,961,821	100.00%	$82,079,129	100.00%

Nonaccrual loans totaled $35.9 million, or 46.02% of loans receivable as of June 30, 2015, as compared with $33.3 million, or 40.58% of loans receivable, as of December 31, 2014. The allowance for loan losses was $26.20 million, representing 33.60% of loans receivable and 73.02% of non-accrual loans as of June 30, 2014. As of December 31, 2014, the allowance for loan losses was $24.49 million, representing 29.84% of loans receivable and 73.53% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
	(Unaudited)

Nonaccrual loans	$35,876,848	$33,306,861
Allowance for loan losses	$26,195,966	$24,490,721
Loans receivable	$77,961,821	$82,079,129
Total assets	$75,514,326	$83,089,787
Nonaccrual loans to loans receivable	46.02%	40.58%
Nonperforming assets to total assets	47.51%	40.08%
Allowance for loan losses to loans receivable	33.60%	29.84%
Allowance for loan losses to non-accrual loans	73.02%	73.53%

Since the beginning of 2014, the economic conditions in eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses kept at a high level as of June 30, 2015.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans, and public offerings of securities. As a result of our total cash activities, net cash decreased from $4,991,973 as of December 31, 2014 to $693,668 as of June 30, 2015.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014, respectively:

	For the six months ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash (used in)/provided by operating activities	$(342,051)	$974,483
Net cash provided by/(used in) investing activities	1,303,246	(8,545,958)
Net cash (used in)/provided by financing activities	(5,224,149)	5,710,405
Effects of exchange rate changes on cash	(35,351)	(145,028)
Net cash outflow	$(4,298,305)	$(2,006,098)

Net Cash (Used in)/Provided by Operating Activities

During the six months ended June 30, 2015, we had a cash outflow from operating activities of $342,051, a decrease of $1,316,534 from the six months ended June 30, 2014, during which we had cash inflow from operating activities of $974,483. We incurred a net loss for the six months ended June 30, 2015 of $3,527,567, a decreased in net loss of $12,571,182 from the six months ended June 30, 2014, during which we generated net loss of $16,098,749. In addition to the decrease in profitability, the decrease in net cash provided by operating activities was the result of several factors, including:

●	A decrease in cash flow due to the increase in changes in other assets by $176,338. The other asset increased by $184,507 and $8,169 as of June 30, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013, respectively. This is mainly attributable to a significant increase in court filing fees and legal fees which will be claimed from increased default customers;

●	An increase in cash flow due to the decrease in changes in interest receivable by $145,837. The interest receivable increased by $194,013 and $339,850 as of June 30, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013. This is mainly attributable to a significant decrease in loan additions during the six months ended June 30, 2015;

●	An increase in cash flow due to the decrease in changes in net tax receivable by $929,440 and decrease in changes in net tax payable by $40,554. The net tax receivable incurred no changes as of June 30, 2015, and increased by $929,440 as of June 30, 2014, respectively, as compared to December 31, 2014 and 2013. On the other hand, the net tax payable increased by $40,554 as of June 30, 2015, and incurred no changes as of June 30, 2014, respectively, as compared to December 31, 2014 and 2013.

The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business and direct financing lease business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

During the six months ended June 30, 2015, the Company incurred taxable loss in Wujiang Luxiang. This led to no changes in tax receivable for its loan and guarantee business except for impact of foreign currency translation between June 30, 2015 and December 31, 2014. On the other hand, PFL, the Company’s financing leasing business, made taxable profit during the six months ended June 30, 2015 and accrued net tax payable of $40,554.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided investing activities for the six months ended June 30, 2015 was $1,303,246 as compared to net cash used in investing activities of $8,545,958 for the six months ended June 30, 2014. The cash used in investing activities for the six months ended June 30, 2015 was mainly caused by payment on behalf of default guarantees of $5,724,171, loan disbursement to third party customers of $17,290,541, netting off collection from guarantees for loan paid on behalf of $1,943,762, collection from direct loan business of $22,038,586, and installment repayment from direct financing lease customers of $318,436.

Net Cash (Used in)/Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 totaled $5,224,149 as compared to net cash provided by financing activities of $5,710,405 for the six months ended June 30, 2014. The cash used in financing activities for the six months ended June 30, 2015 was mainly attributable the repayment of bank borrowing of $5,224,149.

Contractual Obligations

As of June 30, 2015, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	(Unaudited)
		Less than				5 years
	Total	1 year	1-2 years	2-3 years	3-5 years	and after
Contractual obligations:
Short term bank loans (1)	$6,220,534	$6,220,534	$-	$-	$-	$-
Operating lease (2)	1,320,900	341,959	341,959	341,959	222,996	72,027
	$7,541,434	$6,562,493	$341,959	$341,959	$222,996	$72,027

(1)	The bank loans bear an average annual interest rate of 6.72%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on December 31, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

During the six months ended June 30, 2015, we leased a new office. The new lease commenced on June 1, 2015 and will expire on May 31, 2021. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	June 30, 2015	December 31, 2014
	(Unaudited)
Guarantee	$15,223,939	$21,794,663

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

Termination of VIE agreements with Pride Information

On April 11, 2015, WFOE delivered a notice of termination to Pride Information. As a result, the contractual arrangements between WFOE, Pride Information and Mr. Qin were terminated effective on May 11, 2015 and WFOE no longer controls Pride Information.

Pride Information operates an online portal (www. pridelendingclub.com) to match prospective borrowers with lenders. As of March 31, 2015, Pride Information is in the beginning stage of operation and has generated minimal revenue. The derecognition of the VIE was accounted for as a deconsolidation.

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

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes government incentive and rental income from the sub-leasing of certain of the Company’s leased office space to third parties. Government incentive represents financial subsidy for promotion and successful listing granted by Jiangsu Provincial Government.

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

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage financial information.

ASU 2014-15 – "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company's first quarter of fiscal 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business. As of June 30, 2015, the Company was involved in 66 collection lawsuits, among which 54 were related to its loan business and 12 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 22 of these cases with an aggregated claim of $7.7 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 44 cases with an aggregated claim of $23.8 million have not been adjudicated by the Court as of June 30, 2015.

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought.

On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff (“Class Plaintiff”) and the Yun Group’s counsel as lead counsel.

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

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems.

In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. The Court has since set September 15, 2015, as the next date to update the Court. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve.

The Company believes that this lawsuit was without merit and intends to vigorously defend against it. At the early stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On February 3, 2015, a purported shareholder Kiram Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichun Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy have been served. An amended derivative complaint was filed on April 20, 2015. On May 29, 2015, the Court “so ordered” a stipulation among Kodali, the Company and Mr. Levy staying all proceedings in the derivative case except for service of process on individual defendants until the earlier of thirty days of termination of the stipulation, dismissal of the class action with prejudice or the date any of the defendants in the class action file an answer to the CAC. The Company believes that this lawsuit is without merit and intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint was rejected due to a procedural issue, and the Company is evaluating its strategic options.

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

August 14, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

