Form 10-Q
period 2015-09-30
China Commercial Credit Inc
filed 2015-11-23
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 22, 2015, 12,390,062 shares of the Company’s common stock, $0.001 par value per share, were issued and outstanding.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	Our ability to cure the initial bid price deficiency and maintain our Nasdaq listing;

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending guarantee business in the future;

●	Our ability to effectively control the lending risk and collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	The costs we may incur in the future from complying with current and future governmental regulations and the impact of any changes in the regulations on our operations.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	5
Consolidated Statements of Income and Comprehensive Income for the nine months and three months ended September 30, 2015 and 2014	6
Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014	7
Notes to the Consolidated Financial Statements	8 - 41

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015,	December 31, 2014
	(Unaudited)

ASSETS
Cash	$663,883	$4,991,973
Restricted cash	395,592	1,983,285
Notes receivable	15,714	130,166
Loans receivable, net of allowance for loan losses $14,176,356 and $24,490,721 for September 30 2015 and December 31, 2014, respectively	20,366,338	57,588,408
Investment in direct financing lease, net of allowance for direct financing lease losses of $255,934 and $610,153 for September 30, 2015 and December 31, 2014, respectively	3,887,527	4,104,230
Interest receivable	65,203	543,603
Prepaid taxes	1,714,843	1,758,693
Property and equipment, net	55,974	142,154
Intangible asset	5,694	14,530
Guarantee paid on behalf of guarantee service customers	13,256,151	10,577,352
Guarantee paid on behalf of a related party	411 ,729	162,707
Other assets	621,795	387,227
Deferred tax assets	-	705,459
Total Assets	$41,460,443	$83,089,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$4,557,026	$11,389,522
Deposits payable	1,192,683	2,725,363
Unearned income from financial guarantee services and finance lease service	82,568	182,657
Accrual for financial guarantee services	13,854,117	5,546,128
Other current liabilities	160,111	196,003
Deferred tax liability	191,400	313,874
Total Liabilities	20,037,905	20,353,547

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; nil shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; nil shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,390,062 and 12,255,062 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	12,390	12,255
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,698,864	59,458,797
Statutory reserves	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,098,197)	(1,147,088)
Retained earnings	(47,619,319)	(6,989,806)
Accumulated other comprehensive income	4,987,712	5,960,994
Total Shareholders’ Equity	21,422,538	62,736,240
Total Liabilities and Shareholders’ Equity	$41,460,443	$83,089,787

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income
Interests and fees on loans and direct financing lease	$156,498	$1,457,902	$2,345,493	$5,987,935
Interests on deposits with banks	7,054	7,843	15,378	59,386
Total interest and fees income	163,552	1,465,745	2,360,871	6,047,321

Interest expense
Interest expense on short-term bank loans	(96,880)	(243,158)	(422,710)	(736,283)
Net interest income	66,672	1,222,587	1,938,161	5,311,038

Provision for loan losses	(29,210,186)	(5,817,156)	(30,762,076)	(21,164,733)
(Under)/over provision for direct financing lease losses	(163,922)	-	343,612	-
Net interest loss after provision for loan losses and financing lease losses	(29,307,436)	(4,594,569)	(28,480,303)	(15,853,695)

Commissions and fees on financial guarantee services	24,565	87,774	120,623	476,134
Provision on financial guarantee services	(7,322,936)	(138,457)	(9,035,700)	(3,775,816)
Commission and fees loss on guarantee services, net	(7,298,371)	(50,683)	(8,915,077)	(3,299,682)

Net Revenue	(36,605,807)	(4,645,252)	(37,395,380)	(19,153,377)

Non-interest income
Government incentive	-	(81)	-	81,327
Other non-interest income	19,439	26,276	34,024	195,605
Total non-interest income	19,439	26,195	34,024	276,932

Non-interest expense
Salaries and employee surcharge	(131,778)	(206,523)	(654,729)	(614,926)
Rental expenses	(83,501)	(68,078)	(223,786)	(199,060)
Business taxes and surcharge	(12,008)	(69,743)	(94,119)	(228,131)
Other operating expenses	(348,094)	(1,190,762)	(1,692,323)	(2,323,256)
Total non-interest expense	(575,381)	(1,535,106)	(2,664,957)	(3,365,373)

Foreign exchange income/(loss)	1,194	-	(8,550)	-

Loss Before Taxes	(37,160,555)	(6,154,163)	(40,034,863)	(22,241,818)
Income tax benefit/(expense )	58,609	113	(594,650)	(10,979)
Net Loss	(37,101,946)	(6,154,050)	(40,629,513)	(22,252,797)

Other comprehensive income
Foreign currency translation adjustment	(1,352,337)	33,715	(973,282)	(637,053)
Comprehensive Loss	$(38,454,283)	$(6,120,335)	$(41,602,795)	$(22,889,850)
Loss per Share- Basic and Diluted	$(2.994)	$(0.503)	$(3.295)	$(1.956)

Weighted Average Shares Outstanding-Basic and Diluted	12,390,062	12,246,812	12,330,721	11,377,427

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(40,629,513)	$(22,252,797)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,841	83,732
Provision for loan losses	30,762,076	21,164,733
Provision for direct financing lease losses	(343,612)	-
Provision on financial guarantee services	9,035,700	3,775,816
Deferred tax expense	587,141	10,979
Income from disposal of property and equipment	(14,585)
Restricted shares issued to executive officers	248,400
Changes in operating assets and liabilities:
Interest receivable	473,968	(281,277)
Prepaid taxes	(16,845)	(942,373)
Other assets	(258,035)	549,426
Unearned income from financial guarantee services and finance lease service	(96,730)	(10,363)
Other current liabilities	(30,910)	(159,050)
Net Cash (Used in)/Provided by Operating Activities	(193,104)	$1,938,826

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(17,934,721)	(36,786,516)
Loans collection from third parties	23,623,776	37,935,727
Payment of loans on behalf of guarantee customers	(5,639,237)	(11,439,270)
Payment of loans on behalf of a related party	(263,687)	-
Collection from guarantees for loan paid on behalf of guarantees	749,980	1,905,564
Payment for principal of finance lease	-	(2,732,596)
Collection of principal of finance lease, in installments	422,199	-
Deposit released from banks for financial guarantee services	1,870,298	9,955,276
Deposit paid to banks for financial guarantee services	(303,634)	(5,653,718)
Purchases of property and equipment and intangible asset	(1,461)	(2,977)
Disposal of property and equipment	18,635	-
Net Cash Provided by/(Used in) Investing Activities	2,542,148	(6,818,510)

Cash Flows From Financing Activities:
Proceeds from second public offering, net off offering costs	-	6,601,544
Proceeds from exercise of underwriter over-allotment, net off offering costs	-	25,000
Common Stock issuance cost	-	(872,785)
Repayment of short-term bank borrowings	(6,641,289)	(4,879,636)
Capital contribution from a shareholder	-	11,571
Cash disbursed to a non- controlling shareholder	-	(2,289,402)
Cash repaid from a non- controlling shareholder	-	1,135,940
Net Cash Used in Financing Activities	(6,641,289)	(267,768)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35,845)	(125,631)
Net Decrease In Cash and Cash Equivalents	(4,328,090)	(5,273,083)
Cash and Cash Equivalents at Beginning of Period	4,991,973	9,405,865
Cash and Cash Equivalents at End of Period	$663,883	4,132,782
Supplemental Cash Flow Information
Cash paid for interest expense	$422,710	658,322
Cash paid for income tax	$3,563	930,437

See notes to the consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of September 30, 2015, PFL incurred two finance lease transactions.

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

The interim financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2015, its results of operations for the three months and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the nine months ended September 30, 2015 and 2014, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was $1,642,566 and $1,684,691 as of September 30, 2015 and December 31, 2014, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three and nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.3638	6.1460

	For the nine months ended September 30,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.1735	6.1480

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

(l)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrual of estimated liabilities; (iv) useful lives of long-lived assets, (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

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

	September 30, 2015	December 31, 2014
	(Unaudited)
Guarantee	$14,071,781	$21,794,663

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be 50% and 1% of contract amount as of September 30, 2015 and December 31, 2014, and made a provision of $7,035,891 and $217,947 as of these two reporting dates, respectively for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $6,818,226 and $5,328,181 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the management charged off specific provision for one customer in the amount of $267,696, considering remote collectability from the customer. The total accrual for financial guarantee services amounted to $13,854,117 and $5,546,128 as of September 30, 2015 and December 31, 2014, respectively. The Company reviews the provision on a quarterly basis.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard's effective date for all entities, which changed the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption. We have not yet determined which transition method we will utilize upon adoption on the effective date.

In August 2015, the FASB issued updated guidance concerning presentation and subsequent measurement of debt issuance costs relating to line of credit arrangements, which can be presented on the balance sheet as an asset to be subsequently amortized ratably over the term of the line of credit arrangement. The updated guidance is effective immediately. This updated guidance did not have a material impact on our financial statements.

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

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of September 30, 2015, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the accompanying unaudited consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three months and nine months ended September 30, 2015 and 2014:

	September 30, 2015	December 31, 2014
	(Unaudited)
Total assets	$36,981,862	$77,513,966
Total liabilities	20,086,296	19,793,537

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$120,929	1,553,520	$2,272,057	$6,517,256
Net loss	36,925,013	5,627,816	40,083,818	21,158,128

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

(d) Concentration risk

As of September 30, 2015 and December 31, 2014, the Company held cash of $663,883 and $4,991,973, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No customer accounted for more than 10% of total loan balance as of September 30, 2015 and December 31, 2014.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $0.4 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~19.44% and 9.6% ~ 18% for the nine months ended September 30, 2015 and 2014, respectively.

6.1 Loans receivable consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Business loans	$23,929,538	$52,254,805
Personal loans	10,613,156	29,824,324
Total Loans receivable	34,542,694	82,079,129
Allowance for loan losses
Collectively assessed	(14,176,356)	(24,490,721)
Individually assessed	-	-
Allowance for loan losses	(14,176,356)	(24,490,721)
Loans receivable, net	$20,366,338	$57,588,408

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of September 30, 2015 and December 31, 2014, the Company had 29 and 101 business loan customers, and 40 and 60 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated on quarterly basis in accordance with “The Guidance on Provision for Loan Losses” published by PBOC (Note 7).

For the three months ended September 30, 2015 and 2014, a provision of $29,210,186 and $5,817,156 were charged to the unaudited consolidated statement of operations, respectively. For the nine months ended September 30, 2015 and 2014, a provision of $30,762,076 and $21,164,733 were charged to the unaudited consolidated statement of operations, respectively.

Write-offs of $41,134,020 and $nil against allowances have occurred for the three months ended September 30, 2015 and 2014, respectively. Write-offs of $41,134,020 and $1,515,685 against allowances have occurred for the nine months ended September 30, 2014, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
	(Unaudited)

Business loans	$10,733,020	$16,331,544
Personal loans	6,888,966	16,975,317
	$17,621,986	$33,306,861

The following table represents the aging of loans as of September 30, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$11,706,842	$1,571,388	$3,378,485	$5,783,147	$22,439,862	$1,489,676	$23,929,538
Personal loans	1,854,238	2,738,930	727,553	3,422,483	8,743,204	1,869,952	10,613,156
	$13,561,080	$4,310,318	$4,106,038	$9,205,630	$31,183,066	$3,359,628	$34,542,694

The following table represents the aging of loans as of December 31, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$11,112,919	$5,043,931	$8,595,516	$2,692,097	$27,444,463	$24,810,342	$52,254,805
Personal loans	728,929	9,406,980	7,373,088	195,249	17,704,246	12,120,078	29,824,324
	$11,841,848	$14,450,911	$15,968,604	$2,887,346	$45,148,709	$36,930,420	$82,079,129

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of September 30, 2015 and December 31, 2014, respectively:

6.	LOANS RECEIVABLE, NET (CONTINUED)

Five Categories	September 30, 2015%		December 31, 2014%
	(Unaudited)	(Unaudited)

Pass	$476,130	1.4%	32,129,840	39.1%
Special mention	6,832,396	19.8%	4,165,311	5.1%
Substandard	47,142	0.1%	2,501,627	3.0%
Doubtful	26,318,205	76.2%	39,559,908	48.2%
Loss	868,821	2.5%	3,722,443	4.5%
Total	$34,542,694	100%	82,079,129	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2015:

	September 30, 2015
	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

Guarantee backed loans	$20,001,068	$9,440,900	$29,441,968
Pledged assets backed loans	3,299,915	1,172,256	4,472,171
Collateral backed loans	628,555	-	628,555
	$23,929,538	$10,613,156	$34,542,694

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2014:

	December 31, 2014
	Business Loans	Personal Loans	Total

Guarantee backed loans	$47,613,818	$27,445,541	$75,059,359
Pledged assets backed loans	3,990,157	2,378,783	6,368,940
Collateral backed loans	650,830	-	650,830
	$52,254,805	$29,824,324	$82,079,129

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of September 30, 2015 and December 31, 2014, guaranteed loans make up 85.3% and 91.4% of our direct loan portfolio, respectively.

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

To the extent the general loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. As of September 30, 2015, the Company utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve. Additionally, as of September 30, 2015, the Company charged off loan balances against the allowances in the amount of $41,134,020, as these loans are deemed as uncollectible. Management assessed that these customers had neither ability nor intension to return the balances.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended September 30, 2015 and 2014:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the three months ended September 30, 2015
Beginning balance	$16,598,522	$9,597,444	$26,195,966
Charge-offs	(26,341,752)	(14,792,268)	(41,134,020)
Recoveries	-	-	-
Provisions	18,839,288	10,275,122	29,114,410
Ending balance	9,096,058	5,080,298	14,176,356
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$9,096,058	$5,080,298	$14,176,356

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the three months ended September 30, 2014
Beginning balance	$9,398,454	$5,763,531	$15,161,985
Charge-offs	-	-	-
Recoveries	-	-	-
Provisions	2,553,644	3,276,825	5,830,469
Ending balance	11,952,098	9,040,356	20,992,454
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$11,952,098	$9,040,356	$20,992,454

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2015 and 2014:

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the nine months ended September 30, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	(26,341,752)	(14,792,268)	(41,134,020)
Recoveries	-	(56,627)	(56,627)
Provisions	20,601,160	10,275,122	30,876,282
Ending balance	9,096,058	5,080,298	14,176,356
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$9,096,058	$5,080,298	$14,176,356

	Business Loans	Personal Loans	Total
	(Unaudited)	(Unaudited)	(Unaudited)

For the nine months ended September 30, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(784,537)	(731,148)	(1,515,685)
Recoveries	-	-	-
Provisions	11,686,799	9,445,393	21,132,191
Ending balance	11,952,098	9,040,356	20,992,454
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$11,952,098	$9,040,356	$20,992,454

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of September 30, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Business loans	$-	$6,832,396	$-	$16,275,463	$821,679	$23,929,538
Personal loans	476,130	-	47,142	10,042,742	47,142	10,613,156
	$476,130	$6,832,396	$47,142	$26,318,205	$868,821	$34,542,694

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months and nine months ended September 30, 2015 and 2014, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	September 30, 2015	December 31, 2014
	(Unaudited)
Guarantee paid on behalf of guarantee service customers	$13,667,880	$10,740,059

Guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-one of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of September 30, 2015 and December 31, 2014, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $13,854,117 and $5,546,128, respectively.

10.	OTHER ASSETS

Other assets as of September 30, 2015 and December 31, 2014 consisted of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Prepaid bank service charges	$3,229	$33,767
Prepaid expenses to investor relationship service providers	-	265,591
Other prepaid expense	89,569	-
Deposit for court filing fees and legal fees	472,997	53,318
Other receivables	56,000	34,551
	$621,795	$387,227

Deposit for court filing fees and legal fees will be claimed from default customers.

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)
Within 1 year	$3,650,335	$2,549,619
2 years	923,976	1,981,777
3 years	76,998	797,267
Total minimum lease receipts	4,651,309	5,328,663
Less: amount representing interest	(507,848)	(614,280)
Present value of minimum lease receipts	$4,143,461	$4,714,383

Following is a summary of the components of the Company’s net investment in direct financing leases as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Unaudited)
Total minimum lease payments to be received	$4,651,309	$5,328,663
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	4,651,309	5,328,663
Less Allowance for uncollectible	(255,934)	(610,153)
Net minimum lease payments receivable	4,395,375	4,718,510
Estimated residual value of leased property	-	-
Less: Unearned income	(507,848)	(614,280)
Net investment in direct financing lease	$3,887,527	$4,104,230

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2015	December 31, 2014
		(Unaudited)
Furniture and fixtures	5	$22,708	$23,513
Vehicles	4	156,369	242,876
Electronic equipment	3	122,454	125,333
Leasehold improvement	3	174,239	180,413
Less: accumulated depreciation		(419,796)	(429,981)
Property and equipment, net		$55,974	$142,154

During the nine months ended September 30, 2015, the Company disposed of two vehicles with net book value of $4,073 (original cost of $81,459, accumulated depreciation of $77,386). The Company generated non-interest income of $14,585 from the disposal.

Depreciation expense totaled $27,107 and $27,841 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense totaled$81,245 and $83,731 for the nine months ended September 30, 2015 and 2014, respectively.

13.	INTANGIBLE ASSET

Intangible asset represents the software used for P2P platform, the useful life is estimated at 5 years.

	September 30, 2015 (Unaudited)	December 31, 2014

Software	$5,694	$14,530

Amortization expense totaled $1,205 and $0 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense totaled$8,596 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	September 30, 2015	December 31, 2014
			(Unaudited)
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 17, 2014 to October 16, 2015	$2,199,944	$8,948,910
Agricultural Bank Of China	Fixed annual rate of 6.72%	From October 31, 2014 to October 30, 2015	2,357,082	2,440,612
			$4,557,026	$11,389,522

During the nine month ended September 30, 2015, the Company prepaid bank borrowings of $6,641,289 and also repaid the remaining bank borrowings on time.

As of September 30, 2015 and December 31, 2014, the short-term bank loans have maturity terms within 1 year. These loans as of September 30, 2015 and December 31, 2014 were guaranteed by the Wujiang Luxiang shareholders.

Interest expense incurred on short-term loans for the three months ended September 30, 2015 and 2014 was $96,880 and $243,158, respectively. Interest expense incurred on short-term loans for the nine months ended September 30, 2015 and 2014 was $422,710 and $736,283,respectively.

15.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

16.	UNEARNED INCOME

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $9,891 and $109,439 as of September 30, 2015 and December 31, 2014, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $72,677 and $73,218 as of September 30, 2015 and December 31, 2014, respectively.

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2015 and December 31, 2014 consisted of:

	September 30, 2015	December 31, 2014
	(Unaudited)
Accrued payroll	$36,070	$84,791
Accrued rental fee	94,987	-
Other tax payable	7,332	99,335
Other payable	21,722	11,877
	$160,111	$196,003

18.	OTHER OPERATING EXPENSE

Other operating expense for the three and nine  months ended September 30, 2015 and 2014 consisted of:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Depreciation	$27,829	$27,841	$89,841	$83,731
Travel expenses	1,807	387	7,669	28,718
Entertainment expenses	334	4,050	15,604	36,961
Promotion expenses	-	-	260	7,075
Legal and consulting expenses	164,573	966,356	998,094	1,460,969
Car expenses	12,897	18,666	40,813	61,983
Bank charges	10,613	28,074	33,011	167,020
Audit-related expense	25,329	-	255,779	133,142
Insurance expense	-	59,062	-	200,812
Other expenses	104,712	86,327	251,252	142,845
Total	$348,094	$1,190,763	$1,692,323	$2,323,256

The legal and consulting expenses mainly consisted of lawsuit fees for outstanding loans and financial guarantees and consulting fees for certain investment relationship service providers.

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $15,109 and $18,028 for the three months ended September 30, 2015 and 2014, respectively, and $52,743 and $60,964 for the nine months ended September 30, 2015 and 2014, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months and nine months ended September 30, 2015 and 2014, respectively.

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

On April 30 2015, the Company issued 60,000 unregistered shares to Long Yi, the Company’s CFO, and 75,000 unregistered shares to Jingen Lin, the Company’s CEO, at a market value of $1.84 per share, in the total amount of $248,400, for their services provided .

As of September 30, 2015 and December 31, 2014, there were 12,390,062 and 12,255,062 shares of Common Stock issued and outstanding, respectively.

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

21.	CAPITAL TRANSACTION (CONTINUED)

Preferred Stock (continued)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the nine months ended September 30, 2015, the Company did not accrue the statutory reserve due to net loss.

23.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to the common shareholders	(37,101,946)	(6,154,050)	$(40,629,513)	$(22,252,797)

Basic weighted-average common shares outstanding	12,390,062	12,246,812	12,330,721	11,377,427
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	12,390,062	12,246,812	12,330,721	11,377,427

Loss per share:
Basic	(2.994)	(0.503)	$(3.295)	$(1.956)
Diluted	(2.994)	(0.503)	$(3.295)	$(1.956)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for the three months and nine months ended September 30, 2015 and 2014, respectively.

24.	INCOME TAXES AND PREPAID TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2015 and 2014,the Company had no unrecognized tax benefits. For the nine months ended September 30, 2015, the Company had net tax operating losses from its PRC subsidiaries and its consolidated VIE of $30,409,230 which will expire in the year ending December 31, 2020. As of September 30, 2015, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of $50,606,855, which will expire from the year ending December 31, 2019 to 2020. The Company recognized deferred income tax assets of $9,479,325 as of September 30, 2015. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2015 to 2020 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of $9,479,325 as of September 30, 2015.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Prepaid taxes and income tax payable are comprised of

	September 30, 2015	December 31, 2014
	(Unaudited)

Prepaid taxes and tax payable, net	$1,714,843	$1,758,693

Prepaid taxes represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement or can deduct future income tax payables. The prepaid taxes was mainly generated from the Company’s VIE.

24.	INCOME TAXES AND PREPAID TAXES (CONTINUED)

Income tax expense for the nine months ended September 30, 2015 and 2014 is comprised of:

	For the Nine months Ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)

Current income tax expense	$7,508	$-
Deferred income tax expense	587,142	10,979
Total provision for income taxes	$594,650	$10,979

The Company made taxable profit during the nine months period ended September 30, 2015 in PFL, one of the Company’s PRC subsidiaries and accrued current income tax expenses therefrom.

The effective tax rates for the three months and nine months ended September 30, 2015 and 2014 are 1.49% and 0.07%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of September 30, 2015, subsidy of$1,032,213 did not fulfill the purpose within due date and the related deferred tax liability was reversed. As of September 30, 2015 and December 31, 2014, the deferred tax liability amounted to $191,400 and $313,874, respectively.

As of September 30, 2015 and December 31, 2014, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1) Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2) Related party balances

Amount due from related parties were as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)

Chunjia Textile	$411,729	$162,707
Huichun Qin	1,098,197	1,147,088

During the year ended December 31, 2014, the Company provided financial guarantee service for Chunjia Textile to guarantee a loan of $816,193. As of September 30, 2015, the Company repaid Chunjia Textile’s loan on behalf of it for $411,729. The Company accrued provision of $205,865 on the outstanding balance as of September 30, 2015.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of September 30, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of September 30, 2015 and December 31, 2014, respectively.

3) Related party transactions

The Company had no transaction with related parties during the three months and nine months ended September 30, 2015.

26.	COMMITMENTS AND CONTINGENCIES

1) Lease Commitments

The Company extended its lease agreement of its principal office for a 5-year period from October 1, 2013 to September 30, 2018. Additionally, the Company leased its new office under a lease agreement from June 1, 2015 to May 31, 2021. The following table sets forth the Company’s contractual obligations as of September 30, 2015 in future periods:

Rental payments (Unaudited)

Year ending September 30, 2016	$328,256
Year ending September 30, 2017	328,256
Year ending September 30, 2018	328,256
Year ending September 30, 2019	75,426
Year ending September 30, 2020 and thereafter	125,711
Total	$1,185,905

2) Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 6 to 12 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of September 30, 2015 and December 31, 2014, the loan amount guaranteed by the Company was $14,071,781 and $21,794,663, respectively, for its financial guarantee service customers.

3) Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of September 30, 2015, the Company was involved in 78 collection lawsuits, among which 64 were related to its loan business and 14 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 34 of these cases with an aggregated claim of $11.1 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 44 cases with an aggregated claim of $27.6 million have not been adjudicated by the Court as of September 30, 2015.

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

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3) Contingencies (Continued)

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and View Trade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems.

In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve. The case remains stayed pending service of Huichun Qin.

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

Contingencies

During the period from October 1, 2015 to the date of this report, the Company was involved in one new lawsuit, which is related to guarantee business. The Company initiated legal proceedings to collect delinquent balance from the guarantor. This case, with a claim of $0.57 million is still at the initial stage of the litigation.

Charged-off loans

During the period from October 1, 2015 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of September 30, 2015 and was of the opinion that these balances were uncollectible.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months  ended September 30, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Quarterly Report on Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of September 30, 2015, we have a $34.5 million portfolio of direct loans to 69 borrowers and a total of $14.1 million in loan guarantees for 10 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

Results of operations

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

	For the Three Months Ended September 30,
	2015	2014	Amount	Change %
Interest income
Interests and fees on loans and direct financing lease	$156,498	$1,457,902	$(1,301,404)	-89%
Interest on deposits with banks	7,054	7,843	(789)	-10%
Total interest and fees income	163,552	1,465,745	(1,302,193)	-89%

Interest expense		-
Interest expense on short-term bank loans	(96,880)	(243,158)	146,278	-60%
Net interest income	66,672	1,222,587	(1,155,915)	-95%

Provision for loan losses	(29,210,186)	(5,817,156)	(23,393,030)	402%
Over provision for direct financing lease losses	(163,922)	-	(163,922)	>100%
Net interest income/(loss) after provision for loan losses and financing lease losses	(29,307,436)	(4,594,569)	(24,712,867)	538%

Commissions and fees on financial guarantee services	24,565	87,774	(63,209)	-72%
Provision on financial guarantee services	(7,322,936)	(138,457)	(7,184,479)	5189%
Commission and fees loss on guarantee services, net	(7,298,371)	(50,683)	(7,247,688)	14300%

Net Revenue	(36,605,807)	(4,645,252)	(31,960,555)	688%

Non-interest income
Government incentive	-	(81)	81	-100%
Other non-interest income	19,439	26,276	(6,837)	-26%
Total non-interest income	19,439	26,195	(6,756)	-26%

Non-interest expense
Salaries and employee surcharge	(131,778)	(206,523)	74,745	-36%
Rental expenses	(83,501)	(68,078)	(15,423)	23%
Business taxes and surcharge	(12,008)	(69,743)	57,735	-83%
Other operating expense	(348,094)	(1,190,762)	842,668	-71%
Total non-interest expense	(575,381)	(1,535,106)	959,725	-63%

Foreign exchange loss	1,194	-	1,194	>100%

Loss Before Taxes	(37,160,555)	(6,154,163)	(31,006,392)	504%
Income tax expense	58,609	113	58,496	51766%
Net Loss	(37,101,946)	(6,154,050)	(30,947,896)	503%

Loss per Share- Basic and Diluted	(2.994)	(0.503)	(2.491)	495%

Weighted Average Shares Outstanding-Basic and Diluted	12,390,062	12,246,812	143,250	1%

Net Loss	(37,101,946)	(6,154,050)	(30,947,896)	503%
Other comprehensive income
Foreign currency translation adjustment	(1,352,337)	33,715	(1,386,052)	-4111%
Comprehensive Loss	$(38,454,283)	$(6,120,335)	$(32,333,948)	528%

The Company’s net loss for the three months ended September 30,2015 was $37,101,946 representing an increase of $30,947,896 or 503%, from net loss of $6,154,050 for the three months ended September 30,2014. The decrease in net loss for the three months ended September 30,2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $1,155,915;
●	increases in the provision for loan losses of $23,393,030 and in the provision for direct financing leases of $163,922;
●	a decrease in commission and fees loss on financial guarantee services of $63,209;
●	an increase of provision on financial guarantee services of $7,184,479;
●	a decrease in total non-interest expense of $959,725; and
●	an increase in enterprise income tax expense of $58,496;

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $1,155,915, or 95% to $66,672 during the three months ended September 30, 2015, as compared to net interest income of $1,222,587 during the three months ended September 30, 2014.

The interest and fees on loans, direct financing leases and deposits with banks decreased by $1,302,193, or 89% from $1,465,745 for the three months ended September 30, 2014 to $163,552 for the three months ended September 30, 2015. The decrease is the combined effect of: (1) The Company charged off non-performing loans of approximately $41.1 million, leading to significant interest income charged off as well; (2) decrease in effective weighted average loan interest rate from 14.57% for the loan portfolio as of September 30, 2014 to 13.21% as of September 30, 2015 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Net Interest Income (continued)

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended September 30, 2015, we did not grant any loans but renewed 26 loans with an average loan size of $463,000, as compared to grant of 10 loans with an average loan size of $402,000 during the three months ended September 30, 2014. Since the renewal was made in late September 2015 and the management has no intention to expand its direct loan business, the interest income generated during three months ended September 30, 2015 declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $7,054 during the three months ended September 30, 2015 as compared to $7,843 during the three months ended September 30, 2014. Caused by the reduction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended September 30, 2015 and 2014, respectively.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $146,278 or 60%. This was mainly caused by a decrease of total bank borrowing balance by $6.8 million from $11.4 million as of September 30, 2014 to $4.6 million as of September 30, 2015. During the three months ended September 30, 2015, the interest expense related to the loans from banks was $96,880.

Provision for Loan Losses

The Company’s provision for loan losses was $29,210,186 and $5,817,165 for the three months ended September 30, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses increased significantly for the three months ended September 30, 2015. This is mainly caused by continued deterioration of loan quality commenced during the three months ended September 30, 2014. With a dramatic increase of “loss loans”, the Company witnessed an increase in accrual of provision during the three months ended September 30, 2015.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014.

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

During the three months ended September 30, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of $41.1 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. As of September 30, 2015, the off-balance-sheet financial guarantee amounted to $14.1 million. The commissions and fees generated from our financial guarantee services decreased from $87,774 for the three months ended September 30, 2014 to $24,565 for the three months ended September 30, 2015, representing a decrease of $63,209, or 72%.The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2015, we have provided guarantees for a total of $14.1 million underlying loans to approximately 16 financial guarantee service customers, a reduction of 35.4% compared to a total of $21.8 million as of December 31, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from $138,457 for the three months ended September 30, 2014, to $7,322,936 for the three months ended September 30, 2015, representing an increase of $7,184,479.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2015, the Company accrued 50% of contract amount as compared to 1% of contract amount as of September 30, 2014.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the three months ended September 2015, we charged off guarantee paid on behalf of one customer against accrual for financial guarantee service, in the amount of $0.27 million. In addition, due to the uncertainty of the collection outcome, we increased our accrual for financial guarantee services significantly from $5,546,128 as of December 31, 2014 to $6,958,944 as of September 30, 2015

Provision on Financial Guarantee Services (continued)

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

Non-interest Expenses

Non-interest expenses decreased from $1,535,106 for the three months ended September 30, 2014 to $575,381 for the three months ended September 30, 2015, representing a decrease of $959,725 or 63%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The decrease was mainly attributable to a decrease of salary and employee surcharge by $74,745, or 36%, and a decrease of other operating expenses by $842,668, or 71%. The decrease of salary and employee surcharge was mainly caused by resignation of several staff. Other operating expenses were lower during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a net effect of a decrease in legal and consulting fee of $801,783, a decrease in insurance expense of $59,062, against an increase in audit-related expenses of $25,329.

Income Tax

Income tax expenses changed from an income tax credit of $113 for three months ended September 30, 2014 to an income tax credit of $58,609 for three months ended September 30, 2015, representing a fluctuation of $58,496. Wujiang Luxiang, the Company’s VIE suffered a taxable loss incurred during the three months ended September 30, 2015, while PFL, the Company’s direct financing lease business made taxable profit during the three months ended September 30, 2015, leading to a reversal of current income tax expense of $58,609.

Results of operations

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014	Amount	Change %
Interest income
Interests and fees on loans and direct financing lease	$2,345,493	$5,987,935	$(3,642,442)	-61%
Interest on deposits with banks	15,378	59,386	(44,008)	-74%
Total interest and fees income	2,360,871	6,047,321	(3,686,450)	-61%

Interest expense		-
Interest expense on short-term bank loans	(422,710)	(736,283)	313,573	-43%
Net interest income	1,938,161	5,311,038	(3,372,877)	-64%

Provision for loan losses	(30,762,076)	(21,164,733)	(9,597,343)	45%
Over provision for direct financing lease losses	343,612	-	343,612	>100%
Net interest income/(loss) after provision for loan losses and financing lease losses	(28,480,303)	(15,853,695)	(12,626,608)	80%

Commissions and fees on financial guarantee services	120,623	476,134	(355,511)	-75%
Provision on financial guarantee services	(9,035,700)	(3,775,816)	(5,259,884)	139%
Commission and fees loss on guarantee services, net	(8,915,077)	(3,299,682)	(5,615,395)	170%

Net Revenue	(37,395,380)	(19,153,377)	(18,242,003)	95%

Non-interest income
Government incentive	-	81,327	(81,327)	-100%
Other non-interest income	34,024	195,605	(161,581)	-83%
Total non-interest income	34,024	276,932	(242,908)	-88%

Non-interest expense
Salaries and employee surcharge	(654,729)	(614,926)	(39,803)	6%
Rental expenses	(223,786)	(199,060)	(24,726)	12%
Business taxes and surcharge	(94,119)	(228,131)	134,012	-59%
Other operating expense	(1,692,323)	(2,323,256)	630,933	-27%
Total non-interest expense	(2,664,957)	(3,365,373)	700,416	-21%

Foreign exchange loss	(8,550)	-	(8,550)	-100%

Loss Before Taxes	(40,034,863)	(22,241,818)	(17,793,045)	80%
Income tax expense	(594,650)	(10,979)	(583,671)	5316%
Net Loss	(40,629,513)	(22,252,797)	(18,376,716)	83%

Loss per Share- Basic and Diluted	(3.295)	(1.956)	(1.339)	68%

Weighted Average Shares Outstanding-Basic and Diluted	12,330,721	11,377,427	953,294	8%

Net Loss	(40,629,513)	(22,252,797)	(18,376,716)	83%
Other comprehensive income
Foreign currency translation adjustment	(973,282)	(637,053)	(336,229)	53%
Comprehensive Loss	$(41,602,795)	(22,889,850)	$(18,712,945)	82%

The Company’s net loss for the nine months ended September 30, 2015 was $40,629,513 representing an increase of $18,376,716 or 83%, from net loss of $22,252,797 for the nine months ended September 30, 2014. The decrease in net loss for the nine months ended September 30, 2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $3,372,877;
●	an increase in the provision for loan losses of $9,597,343 and a decrease in the provision for direct financing leases of $343,612, respectively;
●	a decrease in commission and fees loss on financial guarantee services of $355,511;
●	an increase of provision on financial guarantee services of $5,259,884;
●	a decrease in total non-interest expense of $700,416; and
●	an increase in enterprise income tax expense of $583,671;

The following paragraphs discuss changes in the components of net loss in greater details during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $3,372,877, or 64% to $1,938,161 during the nine months ended September 30, 2015, as compared to net interest income of $5,311,038 during the nine months ended September 30, 2014.

The interest and fees on loans, direct financing leases and deposits with banks decreased by $3,686,450, or 61% from $6,047,321 for the nine months ended September 30, 2014 to $2,360,871 for the nine months ended September 30, 2015. The decrease is the combined effect of: (1) The Company charged off non-performing loans against allowance of approximately $41.1 million, leading to a significant interest income charged off as well; (2) decrease in effective weighted average loan interest rate from 14.57% for the loan portfolio as of September 30, 2014 to 13.21% as of September 30, 2015 due to the mandatory requirement promulgated by Jiangsu Finance Bureau in June of 2013 that effective from October 1, 2013 the maximum interest rate a microcredit company in Jiangsu province is permitted to charge shall be fifteen percent (15%) compared to eighteen percent (18%) previously permitted; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Net Interest Income (continued)

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the nine months ended September 30, 2015, we granted 48 loans with an average loan size was approximately $372,000 and renewed 26 loans with an average loan size of $463,000, as compared to a grant of 102 loans with an average loan size of $336,000 during the nine months ended September 30, 2014. Since the renewal was made in late September 2015 and the management has no further intension to expand its direct loan business, the interest income generated during nine months ended September 30, 2015 declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $15,378 during the nine months ended September 30, 2015 as compared to $59,386 during the nine months ended September 30, 2014. The decrease was mainly due to the reduction of our traditional guarantee business with banks, and we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As of September 30, 2015, the balance of restricted cash was $427,020, a decrease of 78.5% from $1,983,285 as of December 31, 2014.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $313,573 or 43%. This was mainly caused by a decrease of total bank borrowing balance by $6.8 million from $11.4 million as of September 30, 2014 to $4.6 million as of September 30, 2015. During the nine months ended September 30, 2015, the interest expense related to the loans from banks was $422,710.

Provision for Loan Losses

The Company’s provision for loan losses was $30,762,076 and $21,164,733 for the nine months ended September 30, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses increased significantly for the three months ended September 30, 2015. This is mainly caused by continued deterioration of loan quality commenced during the nine months ended September 30, 2014. With a dramatic increase of “loss loans”, the Company witnessed an increase in accrual of provision during the nine months ended September 30, 2015.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014.

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

During the three months ended September 30, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of $41.1 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile business went bankrupt, and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing. As of September 30, 2015, the off-balance-sheet financial guarantee amounted to $14.1 million. The commissions and fees generated from our financial guarantee services decreased from $476,134 for the nine months ended September 30, 2014 to $120,623 for the nine months ended September 30, 2015, representing a decrease of $355,511, or 75%.The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2015, we have provided guarantees for a total of $14.1 million underlying loans to approximately 16 financial guarantee service customers, a reduction of 35.4% compared to a total of $21.8 million as of December 31, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from $3,775,816 for the nine months ended September 30, 2014, to $9,035,700 for the nine months ended September 30, 2015, representing an increase of $5,259,884.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2015, the Company accrued 50% of contract amount as compared to 1% of contract amount as of September 30, 2014.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the nine months ended September 2015, we charged off guarantee paid on behalf of one customer against accrual for financial guarantee service, in the amount of $0.27 million. In addition, due to the uncertainty of the collection outcome, we increased our accrual for financial guarantee services significantly from $5,546,128 as of December 31, 2014 to $13,854,117 as of September 30, 2015.

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

Non-interest Expenses

Non-interest expenses decreased from $3,365,373 for the nine months ended September 30, 2014 to $2,664,957 for the nine months ended September 30, 2015, representing an decrease of $700,416 or 21%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to a decrease of business taxes and surcharge by $134,012, or 59%, and a decrease in other operating expenses by $630,933, or 27%, respectively. The decrease of business taxes and surcharge was mainly in line of decrease of interest income generated from direct loan business and financial guarantee services. Other operating expenses decreased by 27% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a net effect of a decrease in legal and consulting fee of $462,875, in insurance expense of $200,812 and in bank charges of $134,066, against an increase in audit-related expenses of $122,637.

Income Tax

Income tax expenses increased from $10,979 for nine months ended September 30, 2014 to $594,650 for nine months ended September 30, 2015, representing an increase of $583,671. Wujiang Luxiang, the Company’s VIE suffered a taxable loss incurred during the nine months ended September 30, 2015, while PFL, the Company’s direct financing lease business made taxable profit during the nine months ended September 30, 2015, leading to a current income tax expense of $7,508.

Besides, during the nine months ended September 30, 2015, further allowance on deferred tax asset was made of $720,145, against reversal of deferred tax liability of $133,004, leading to a deferred tax expense of $587,141. While during the nine months ended September 30, 2014, the income tax expenses represented the current income tax imposed on the taxable income made during that period.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months and nine months ended September 30, 2015, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the nine months ended September 30, 2015, we reviewed the loan quality for each individual customer, considering the likely results of the collection lawsuits and current macro-economic environment. Due to the overall downturn of economic tread, we concluded that a significant number of non-performing customers will not be able to make full repayment as they do not have the intention nor ability to make repayment. As a result we charged off loan receivable balances in the amount of $41,134,020, with $26,341,752 for business loans and $14,792,268 for personal loans.

Loan Portfolio Quality (continued)

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of September 30, 2015, as a result of charge off of loan receivable balances, our business loan balance decreased by $28.3 million as compared to that as of December 31, 2014 while personal loan decreased by $19.2 million.

The following table sets forth the classification of loans receivable as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31,
	(Unaudited)	Percent	2014	Percent
	Amount	of Total	Amount	of Total

Business loans	$23,929,538	69.28%	$52,254,805	63.66%
Personal loans	10,613,156	30.72%	29,824,324	36.34%
Total Loans receivable	$34,542,694	100.00%	$82,079,129	100.00%

Nonaccrual loans totaled $17.62 million, or 51.02% of loans receivable as of September 30, 2015, as compared with $33.31 million, or 40.58% of loans receivable, as of December 31, 2014. The allowance for loan losses was $14.18 million, representing 41.04% of loans receivable and 80.45% of non-accrual loans as of September 30, 2015. As of December 31, 2014, the allowance for loan losses was $24.49 million, representing 29.84% of loans receivable and 73.53% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
	(Unaudited)

Nonaccrual loans	$17,621,986	$33,306,861
Allowance for loan losses	$14,176,356	$24,490,721
Loans receivable	$34,542,694	$82,079,129
Total assets	$41,460,443	$83,089,787
Nonaccrual loans to loans receivable	51.02%	40.58%
Nonperforming assets to total assets	42.50%	40.08%
Allowance for loan losses to loans receivable	41.04%	29.84%
Allowance for loan losses to non-accrual loans	80.45%	73.53%

Since the beginning of 2014, the economic conditions in eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses kept at a high level as of September 30, 2015.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans, and public offerings of securities. As a result of our total cash activities, net cash decreased from $4,991,973 as of December 31, 2014 to $663,883 as of September 30, 2015.

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

In order to meet the capital needs for our continued operations, we may take the following actions: (1) continue to use our best effort to improve our collection of loan receivable and interest receivable; (2) if necessary, raise additional capital through the sale of equity; and/or (3) enter into new, or refinance existing, short- and/or long term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our current shareholders. The incurrence of debt could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may be adversely affected.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014, respectively:

	For the nine months ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash (used in)/provided by operating activities	$(193,104)	$1,938,826
Net cash provided by/(used in) investing activities	2,542,148	(6,818,510)
Net cash used in by financing activities	(6,641,289)	(267,768)
Effects of exchange rate changes on cash	(35,845)	(125,631)
Net cash outflow	$(4,328,090)	$(5,273,083)

Net Cash (Used in)/Provided by Operating Activities

During the nine months ended September 30, 2015, we had a cash outflow from operating activities of $193,104, a decrease of $2,131,930 from the nine months ended September 30, 2014, during which we had cash inflow from operating activities of $1,938,826. We incurred a net loss for the nine months ended September 30, 2015 of $40,629,513, an increase in net loss of $18,376,716 from the nine months ended September 30, 2014, during which we generated net loss of $22,252,797. In addition to the decrease in profitability, the decrease in net cash provided by operating activities was the result of several factors, including:

●	A decrease in cash flow due to the increase in changes in other assets by $807,461. The other asset increased by $258,035 while decreased by $549,426 as of September 30, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013, respectively. This is mainly attributable to a significant increase in court filing fees and legal fees which will be claimed from increased default customers;
●	An increase in cash flow due to the decrease in changes in interest receivable by $755,245. The interest receivable decreased by $473,967 while increased by $281,277 as of September 30, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013. This is mainly attributable to (i) a significant decrease in loan additions during the nine months ended September 30, 2015, and (ii) the management charged off loan receivable balances of $40,530,356, which accordingly leads to a significant charge off of interest receivable; and
●

An increase in cash flow due to the decrease in changes in net prepaid taxes, by $925,528. The net prepaid taxes increased by $16,845 and $942,373 as of September 30, 2015 and September 30, 2014, respectively, as compared to December 31, 2014 and 2013.

The Company was required to prepay enterprise income taxes at a rate of 25% on a quarterly basis when the applicable tax rate was 12.5% to loan business and 25% to guarantee business and direct financing lease business, respectively. Within five months after fiscal year end, the Company and the tax authority resolved the difference between the taxes paid and taxes due.

During the nine months ended September 30, 2015, the Company incurred taxable loss in Wujiang Luxiang. This led to slight changes in prepaid taxes for its loan and guarantee business except for impact of foreign currency translation between September 30, 2015 and December 31, 2014.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided investing activities for the nine months ended September 30, 2015 was $2,542,148 as compared to net cash used in investing activities of $6,818,510 for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2015 was mainly caused by payment on behalf of default guarantees of $5,902,924, loan disbursement to third party customers of $17,934,721 , netting off collection from guarantees for loan paid on behalf of $749,980, collection from direct loan business of $23,623,776, and installment repayment from direct financing lease customers of $422,199.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 totaled $6,641,289 as compared to net cash used in financing activities of $267,768 for the nine months ended September 30, 2014. The cash used in financing activities for the nine months ended September 30, 2015 was mainly attributable the repayment of bank borrowing of $6,641,289.

Contractual Obligations

As of September 30, 2015, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	(Unaudited)
	Total 1 year	Less than and after	1-2 years	2-3 years	3-4 years	5 years
Contractual obligations:
Short term bank loans (1)	$4,557,026	$4,557,026	$-	$-	$-	$-
Operating lease (2)	1,185,905	328,256	328,256	328,256	75,426	125,711
	$5,742,931	$4,885,282	$328,256	$328,256	$75,426	$125,711

(1)	The bank loans bear an average annual interest rate of 6.72%.

(2)	Our renewed lease for our office in Wujiang commenced on October 1, 2013 and will expire on December 31, 2018. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

During the nine months ended September 30, 2015, we leased a new office. The new lease commenced on June 1, 2015 and will expire on May 31, 2021. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	September 30, 2015	December 31, 2014
	(Unaudited)
Guarantee	$14,071,781	$21,794,663

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

Pride Information operates an online portal (www.pridelendingclub.com) to match prospective borrowers with lenders. As of May 11, 2015, Pride Information was in the beginning stage of operation and had generated minimal revenue. The derecognition of the VIE was accounted for as a deconsolidation.

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

Allowance for loan losses and loan impairment (continued)

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

Recently issued accounting standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The updated guidance is effective for fiscal years beginning after December 15, 2015. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued an accounting standards update for a one-year deferral of the revenue recognition standard's effective date for all entities, which changed the effectiveness to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating this standard and our existing revenue recognition policies to determine which contracts in the scope of the guidance will be affected by the new requirements and what impact they would have on our consolidated financial statements upon adoption. We have not yet determined which transition method we will utilize upon adoption on the effective date.

In August 2015, the FASB issued updated guidance concerning presentation and subsequent measurement of debt issuance costs relating to line of credit arrangements, which can be presented on the balance sheet as an asset to be subsequently amortized ratably over the term of the line of credit arrangement. The updated guidance is effective immediately. This updated guidance did not have a material impact on our financial statements.

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

Recently issued accounting standards (continued)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and View Trade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems.

In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve. The case remains stayed pending service of Huichun Qin.

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

November 23, 2015	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

