Form 10-K
period 2015-12-31
China Commercial Credit Inc
filed 2016-04-14
CIK 1556266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36055

 China Commercial Credit, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

890 Yongkang Road, Wujang, Suzhou, Jiangsu Province People’s Republic of China	215200
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 512 63960022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15.2 million based on the closing price of $1.24 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of April 13, 2016, there were 12,396,062 shares of the Company’s common stock issued and outstanding.

China Commercial Credit, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

All references to “we,” “us,” “our,” “CCC,” “Company,” “Registrant” or similar terms used in this report refer to China Commercial Credit, Inc., a Delaware corporation (“CCC”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates. We conduct our business through three operating entities, Wujiang Luxiang Rural Microcredit Co., Ltd., a PRC company with limited liability by stock (“Wujiang Luxiang”), which is a VIE controlled by Wujiang Luxiang Information Technology Consulting Co., Ltd (“WFOE”), a wholly-owned subsidiary of ours, through a series of contractual arrangements, and Pride Financial Leasing (Suzhou) Co. Ltd (“PFL”), our wholly-owned indirect subsidiary.

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

Jiangsu, which is an eastern coastal province, has among the highest population density in China and is home to many of the world’s leading exporters of electronic equipment, chemicals and textiles. As a result, the city of Wujiang ranks as one of the most economically successful cities in China. The SMEs, both in Jiangsu and other provinces in China, have historically been an under-served segment of the Chinese banking market. Due to the significant demand from SMEs, the number of microcredit companies in China is increasing rapidly. According to the People’s Bank of China (the “PBOC”), there were approximately 8,910 microcredit companies in China with a total outstanding loan balance of over $149.5 billion (RMB941.0 billion) as of the end of 2015.

Since Wujiang Luxiang’s inception in October 2008, it has developed a large number of borrowers in Wujiang City.  All of our loans are made from our sole office, located in Wujiang City.  As of December 31, 2015, we have built a $63.1 million portfolio of direct loans to 115 borrowers and a total of $11.7 million in loan guarantees for 14 borrowers.

During 2014 and 2015, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Three of them went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the year ended December 31, 2015, we had a loss of $56 million and a net loss of $61 million compared to a loss of $23 million and net loss of $27 million in 2014, a decrease of 139% and 124%, respectively.  As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been reduced by 46.3% to $11.7 million as of December 31, 2015 compared to $21.8 million as of December 31, 2014. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company decided that the revenue does not justify the default risks involved in the guarantee business, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

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

Going Concern

The Company has suffered recurring losses from operations and has incurred a net loss of $61,264,714 for the year ended December 31, 2015. In addition, the Company had a working capital (total consolidated current liabilities exceeding total consolidated current assets) of $934,372 as of December 31, 2015. As of December 31, 2015, the Company had cash and cash equivalents of $306,401, and total short-term borrowings of $2,618,729.

These and other factors disclosed in this annual report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

●	Bank Financing and Other Financial Support

On October 30, 2015, the Company entered into a borrowing agreement with Agriculture Bank of China for a one-year bank facility of RMB 29 million (or approximately $4 million). As of March 23, 2016, the Company has paid off all outstanding bank borrowings. The Company may use this bank credit line in the next few months and lend new direct loans to customers if the economic condition in Wujiang area improved. The credit line is guaranteed by Wujiang Luxiang Shareholders and can be renewed with a prior written application to Agriculture Bank of China.

Meanwhile, the Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

●	Improvement in Working Capital Management

In order to meet the capital needs for our continued operations, we continue to use our best effort to improve our collection of loan receivable and interest receivable. We engaged four law firms, Jiangsu Zhenyuzhen Law Firm, Jiangsu Tianbian Law Firm, Jiangsu Mingren Law Firm and He-Partners Law Firm to represent us in the legal proceedings against the borrowers and their counter guarantors. Among them, He-Partners Law Firm, is one of the largest law firms in Suzhou City.

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending December 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

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

On April 11, 2015, WFOE delivered a notice of termination to Pride Information Technology Co. Ltd. (“Pride Online”), a domestic entity established on February 19, 2014 and 100% owned by Huichun Qin, a former officer and director of the Company, to terminate the VIE agreements by and among the parties. The Company entered into the VIE agreements with Pride Online in order to provide WFOE absolute control over the economic interest in Pride Online. As a result of the termination notice, the contractual arrangements by and among the Company, Mr. Qin and Pride Online terminated as of May 11, 2015 and WFOE no longer controls Pride Online.

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

Each of the VIE Agreements is described in detail below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Wujiang Luxiang and WFOE, WFOE provides Wujiang Luxiang with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Wujiang Luxiang granted an irrevocable and exclusive option to WFOE to purchase from Wujiang Luxiang, any or all of Wujiang Luxiang’s assets at the lowest purchase price permitted under the PRC laws. WFOE may exercise, at its sole discretion, the option to purchase equity interests of Wujiang Luxiang from all the 12 equity holders of Wujiang Luxiang (the “Wujiang Shareholders”) permitted by PRC laws. Should WFOE exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Wujiang Luxiang by WFOE under this agreement, WFOE is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, the plus amount of the services fees or ratio decided by the board of directors of WFOE based on the value of services rendered by WFOE and the actual income of Wujiang Luxiang from time to time, which is approximately equal to the net income of Wujiang Luxiang.

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

Share Pledge Agreement

Under the Share Pledge Agreement between the Wujiang Shareholders and WFOE, the Wujiang Shareholders pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Exclusive Business Cooperation Agreement.  Under the terms of the agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.  The Wujiang Shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws.  The Wujiang Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Wujiang Luxiang.  WFOE shall cancel or terminate the Share Pledge Agreement upon Wujiang Luxiang’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Wujiang Shareholders irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Wujiang Luxiang.  The option price is equal to the capital paid in by the Wujiang Shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations. As of the date of this report, if WFOE exercised such option, the total option price that would be paid to all of the Wujiang Shareholders would be $51.2 million, which is the aggregate registered capital of Wujiang Luxiang.   The option purchase price shall increase in the event that the Wujiang Shareholders make additional capital contributions to Wujiang Luxiang, including when the registered capital is increased upon Wujiang Luxiang receiving the proceeds from our initial public offering.

The agreement remains effective for a term of ten years and may be renewed at WFOE’s election.

Power of Attorney

Under the Power of Attorney, the Wujiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to:  (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association of Wujiang Luxiang, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang.

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

We fund our lending and guarantee operations by using our registered capital, drawing down from the line of credit we have with state-owned or commercial banks, and using cash generated from our operations.  We currently have only one line of credit agreement with Agricultural Bank of China, the amount we are allowed to finance through debt financing is limited at 50% of our net capital. As of December 31, 2015, we had borrowed approximately $2.6 million (RMB 17 million) from Agricultural Bank of China, which balance has been paid in full as of the date of this report. Currently there is $4.5 million (RMB 29 million) available under the line of credit. This line of credit was granted to Wujiang Luxiang since its inception in 2008 as a provincial government's measure to support rural microcredit company's operations. The total line of credit decreased from RMB 150 million to RMB 100 million during 2014 due to PBOC’s tightened monetary policy.  Interest rates under this line of credit vary, but have been no more than 110% of the PBOC benchmark interest rate (the "PBOC Rate").

On September 5, 2013, we formed PFL to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL offers financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces.  As of December 31, 2015, PFL incurred two finance lease transactions with total lease receivables of $5.61 million.

Our Services

Direct Loans

We provide direct loans to borrowers with terms not exceeding one year. During 2015 and 2014 the average principal loan amount we provided was approximately $208,527 and $336,000, respectively. The interest rate we charge on a specific direct loan depends on a number of factors, including the type of borrower and whether the loan is secured or unsecured. We also take into account the quality of the collateral or guarantee given and the term of the loan.

Interest on our loans is usually payable monthly and averaged 13.50% and 14.19% for our direct loan portfolio for the twelve months ended December 31, 2015 and 2014, respectively. Under certain Jiangsu banking regulations, since August 2012, we are allowed to charge an interest rate within the range of 0.9 times and 3 times PBOC Rate. As of December 31, 2015, the PBOC Rate was set at 4.35% per annum for one-year term loans and 4.35% for six-month term loans. During the fiscal year ended 2015, the average interest rate we charged to SMEs was three times the PBOC Rate or 15.21% for one-year term loans and 12.25% for six-month term loans. The interest on loans to farmers is subsidized by the Jiangsu government and usually results in farmers paying a rate lower than that of loans to SME’s. A portion of the difference between the lower rate charged to farmers and the rate charged to SME’s is remitted to us annually by the government as a government incentive. It is within the provincial government's discretion as to the amount of incentive to be remitted to us. The revenue we generated from such government incentive has always been less than 5% of our gross revenue since Wujiang Luxiang's inception.

We offer both secured and unsecured direct loans. As of December 31, 2015, there were 115 direct loans outstanding, with a total aggregate outstanding balance of approximately $63.1 million and interest rates ranging from 5.6% to 19.44% and original terms of the loans ranging from 1 month to 12 months, none of which were unsecured loans.  The following table sets forth a summary of our direct loan portfolio as of December 31, 2014 and 2015:

	Total Outstanding Balance as of 12/31/2014	Percentage of the Total Loan Portfolio as of 12/31/2014	Total Outstanding Balance as of 12/31/2015	Percentage of the Total Loan Portfolio as of 12/31/2015
Guarantee-backed loans	75,059,359	91.4%	59,008,573	93.6%
Pledge assets-backed loans	6,368,940	7.76%	4,068,147	6.4%
Collateral-backed loans	650,830	0.79%	-	0%
Total:	82,079,129	100%	63,076,720	100%

All our loans are secured. We offer three types of secured loans:

●	loans guaranteed by a third party, referred to in China as “guarantee-backed loans;”

●	loans secured by real property, referred to in China as “collateral-backed loans;” and

●	loans secured by personal property, referred to in China as “pledge-backed loans.”

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

As of December 31, 2015, we have provided guarantees for a total of $11.7 million underlying loans to approximately 14 borrowers.

Due to a substantial increase in the amount of default loans in the loan guarantee business, the amount of underlying loans we guaranteed has been reduced by 46.3% as of December 31, 2015 compared to as of December 31, 2014. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has decided that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

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

Due to the short history of China’s financial leasing industry, there are certain gaps in relevant PRC law. There is no nation-wide uniform equipment title registration process and system in China and each municipality adopts different procedures.  As such, our ownership interest on the leased property may be threatened.  In addition, there is no guidance on the reserve requirement for financial leasing companies. We have followed the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 0%, 2%, 25%, 50% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively. We believe such reserve should be sufficient to cover potential loan loss in the first few years of PFL’s operations. We may adjust these rates as we roll out our operations.

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

Loan Extension

We will generally approve loan extensions for borrowers who have made timely interest payments, are capable of paying the balance and have loans secured by sufficient collateral or guaranteed by an acceptable guarantor. The term of the loan extensions we grant is generally no longer than the term of the original loan and we only agree to extend a loan one time. If the loan extension application is not approved prior to the original maturity date of the loan, it will be transferred to the collection department and labeled as a default loan. As of December 31, 2015 and 2014, extended loans constituted 1.33% and 5.36% of our total outstanding direct loan balance, respectively. During 2015, the Company approved extension to certain default customers who demonstrated a strong likelihood to repay or already paid part of this outstanding principal and interest. Management believes that extending the term of the default loans instead of suing the borrowers will give the borrowers a better chance to recover during the extended term and thus make the repayment. We treated these extended loans according to their original terms in our loan loss reserve provision calculation.

Loan Renewal

Many of our borrowers repay their loans and re-borrow at a later date, being referred to as a “loan renewal”. We consider a renewed loan a new loan, not a loan extension, despite our previous relationship with the borrower. Prior to the maturity date of the loan, the borrower may choose to apply to renew the loan. In order for the loan renewal application to be approved, the borrower must agree to repay the existing loan’s principal amount and accrued interest in full before the renewal application is approved.  Although we do not have a specific clean-up period policy, we do require that the period of time between repayment of the existing loan and the funding of the new loan to be 2-10 days. As of December 31, 2015 and 2014, renewed loans constituted 15.2% and 86.9% of our total outstanding direct loan balance, respectively.

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

The two customers whom PFL provided financial leasing to during 2015 are local SMEs in the manufacturing industry. They are existing borrowers in our lending business. They paid off the outstanding principal and interest of their loans before the Company provided the financial leasing to them.

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

(3) The lessee will pay a deposit equal to 10% of the lease value to PFL and PFL will finance the remaining 90%.

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

In determining our loan loss reserve, we follow the guidelines for the specific reserve set forth in “The Guidance on Provisioning for Loan Losses ” (the “Provision Guidance”) issued by PBOC.

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

For the fiscal year ended December 31, 2014, we utilized Special Reserve and Five-Tiers Principal in estimating the loan loss as it is higher than the amount calculated based on the General Reserve. For the fiscal year ended December 31, 2015, we utilized Specific Reserve in estimating the loan loss as it is higher than the amount calculated based on the General Reserve. We review the loss reserve on a quarterly basis.

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

As of December 31, 2015 and 2014, the total outstanding direct loan balance was $63,076,720 and $82,079,129 and the loan loss reserve $55,595,654 and $24,490,721, respectively.

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

We follow the same “Five-Tier Principal” in our measurement of reserve for the guarantee business. We review the loss reserve on a quarterly basis. For the fiscal year ended December 31, 2014, our reserve measurements indicate the aggregate amount calculated based on Five-Tier Principal is higher than the amount calculated based on the statutory requirement of 1% of the total outstanding guarantee portfolio, as such, the reserve we made for the guarantee business was the aggregate amount calculated based on Five-Tier Principal.

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

As of December 31, 2015 and 2014, the total outstanding balance we guaranteed was and $11,653,342 and $21,794,663 and the accrual for financial guarantee services was $19,322,557 and $5,546,128, respectively.

Reserve for the Financial Leasing Services

We plan to follow the same “Five-Tier Principal” in our measurement of reserve for the financial leasing business except at different reserve rates. We will have reserve rates of 0%, 2%, 25%, 50% and 100% for the leases categorized as “pass”, “special-mention”, “substantial”, “doubtful” and “loss”, respectively.

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

Organic growth will occur through expansion of our direct loan and guarantee services directed at SMEs and farmers. Our existing direct loan and guarantee services could also be expanded by increasing our registered capital base with proceeds of future financings.  The lending capacity of Wujiang Luxiang is limited to the aggregate of its registered capital, any proceeds from borrowings and profits generated from operation, subject to certain statutory reserve deductions required under the PRC laws and regulation. According to a policy named “Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Companies,” Su Zheng Ban Fa (2011) No. 8 (“Jiangsu Document No. 8”), the maximum obligation Wujiang Luxiang is allowed to provide guarantees for is three times its net capital. As of December 31, 2015, the registered capital of Wujiang Luxiang was approximately $51.2 million. Under PRC laws, the registered capital refers to the total amount of equity investment made by the shareholders. Once the registered capital is established, it cannot be used for purposes beyond the approved business scope of that entity. Because our target market has been historically underserved by the state-owned and commercial banks in China, we believe there will be a continued high demand for our services and we will be able to attract a steady flow of borrowers.

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

Competition for Our Lending and Guarantee Business

The number of microcredit companies in China is increasing rapidly.  According to data compiled by PBOC and released on its website, as of December 2015, there were approximately 8,910 microcredit companies in China and the total loan balance from microcredit companies stood at $149.5 billion (RMB 941.0 billion).  In Jiangsu province, there are about 636 microcredit companies with total paid-in capital of $13.90 billion (RMB 89.6 billion) and a total outstanding balance of $16.55 billion (RMB 106.1 billion) as of December 31, 2015, according to PBOC.

Due to the poor economic condition in the Wujiang area, especially the slow-down in the local textile industry, many microcredit companies including most of our competitors went bankrupt during 2015. We believe currently we have only one competitor in the Wujiang region.

Competitive Strengths for Our Lending and Guarantee Business

We believe there are several key factors that will continue to differentiate us from other microcredit companies in the city of Wujiang.

●	Experienced Management Team. We have a senior management team that has time-tested, hands-on experience with a high degree of market knowledge and a thorough understanding of the lending industry in China. Members of our management team have an average of over 25 years of previous banking, accounting or other relevant experience. We believe that our management’s significant experience in the lending industry and our efficient underwriting process allow us to more carefully determine to whom to lend to and how to structure the loans.

●	Stable Relationship with State-Owned Banks and Commercial Banks. We have established relationships with local branches of the state-owned and provincial commercial banks. We currently have a credit facility agreement in the amount of approximately $4.5 million (RMB 29 million), all of which is currently available, with Agricultural Bank of China pursuant to which it extended a line of credit to us. We also have established guarantee cooperation relationships with China Construction Bank, Agricultural Bank of China, Bank of Communications, China CITIC Bank Agriculture Commercial Bank and Jiangsu Bank pursuant to which these banks previously have agreed to accept us as a guarantor for third party loans. Although there is no written agreement or understanding between these banks and us with regard to the referral of lending business, we believe that the reputation of our management team will enable us to maintain and develop good relationships with the local branches of these state owned and commercial banks.

●	Early Entrance and Good Reputation. We are one of the first microcredit companies approved in the city of Wujiang region. We have strong brand recognition among the small borrowers in the city of Wujiang, which we believe should create a steady flow of business from borrowers.

●	Stable Borrower Base. Our early entrance into the micro credit market has resulted in our creating a sizeable market share. We have been able to retain a stable borrower base with recurring borrowing needs and good repayment histories.

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

16

●

Implementation Rules on Supervision and Regulation of Rural Microcredit Companies (Su Fu Ban [2010] 288) issued by General Office of Suzhou Government on October 26, 2010 and effective on November 1, 2010;

●

Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Company (Su Zheng Ban Fa [2011]8) (the “Jiangsu Document No. 8”) issued by General Office of Jiangsu Province Government on January 27, 2011 and effective on January 27, 2011;

●	Interim Measures for the Administration of Financing Guarantee(Yin Jian Hui Ling [2010] 3) issued by the CBRC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Finance, MOFCOM, PBOC and State Administration for Industry and Commerce on March 8, 2010 and effective on March 8, 2010;

●	Provisional Supervision and Rating System for Rural Microcredit Companies (the “Jiangsu Document No. 53”) issued by Finance Office of Jiangsu Province Government on August 7, 2012;

●	Financial Practices of Rural Microcredit Companies issued by Finance Office of Jiangsu Province Government in 2009 and effective on January 1, 2010;

●	The Guidance on Provisioning for Loan Losses (the “Provision Guidance”) issued by PBOC in 2002 and effective on January 1, 2002;

●	PRC Contract Law, in particular the chapters with regard to lease contracts and financial leasing contracts;

●	Measures for the Administration of Foreign Investment in Leasing Industry issued by the MOFCOM effective on March 5, 2005;

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

The business scope of Wujiang Luxiang is to provide small loans, guarantees, and other business approved by the provincial authority for agriculture related industry, which is in line with the Jiangsu Document No.8. As of December 31, 2015, Wujiang Luxiang’s net capital was approximately $51.2 million and its outstanding balance of bank loans was $2.6 million, which is line with the requirement set forth in the Jiangsu Document No. 8.

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

As of December 31, 2015, Wujiang Luxiang’s registered capital was approximately $51.2 million and its total debt financing was approximately $2.6 million, less than 50% of its registered capital, in line with the requirement set forth in Jiangsu Document No. 132. Wujiang Luxiang’s major source of financing has been loans from commercial banks.

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

As of December 31, 2015, Wujiang Luxiang’s registered capital was RMB 333 million which is more than the RMB 50 million required for Wujiang Luxiang as a microcredit company in the Southern Jiangsu area.

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

Employees

As of the date of this report, we have 11 employees all of which are full time. We have employment contracts with all of our employees in accordance with PRC Labor Law and Labor Contract Law.  The contracts comply with the PRC laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

Our principal executive offices are located at 890 Yongkang Road, Wujang, Suzhou, Jiangsu Province, China, where we lease approximately 3,767 square foot of office space pursuant to a lease entered on May 26, 2015.The term of lease is from June 1, 2015 through May 31, 2021 and the annual rent is approximately $74,419 (RMB 480,000). We do not own any real property or have any land use rights.

We believe that our current facility is adequate for our operations and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of its business. As of December 31, 2015, the Company was involved in 100 collection lawsuits, among which 63 were related to its loan business and 37 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 91 of these cases with an aggregated claim of $39.29 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 9 cases with an aggregated claim of $10.18 million have not been adjudicated by the Court as of December 31, 2015.

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

On or about February 4, 2016, the Company, Mr. Levy, Mr. Li and the plaintiffs reached a settlement in principal and are in the process of exchanging documentation. Under the terms of the proposed agreement, CCCR will pay defendants $200,000 cash, plus $25,000 towards the cost of notice to the class, and issue 750,000 CCCR shares to the class. The settlement will be subject to court approval.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement, under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be shares valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement.

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

On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint was rejected due to a procedural issue. The Company has since learned that Mr. Qin has been convicted and sentenced to a term of incarceration of approximately five years. In view of this information, the Company is evaluating its strategic options.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “CCCR”. The following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2015	HIGH		LOW
First Quarter	$	*	$	*
Second Quarter		$2.98		$0.99
Third Quarter		$1.39		$0.60
Fourth Quarter		$0.78		$0.31

FISCAL YEAR 2014	HIGH		LOW
First Quarter		$9.63		$5.17
Second Quarter		$6.28		$2.75
Third Quarter		$4.62		$2.39
Fourth Quarter	$	*	$	*

* On September 11, 2014, trading of the Company’s common stock was halted by NASDAQ until the Company had fully satisfied NASDAQ’s request for additional information. The trading of the Company’s common stock resumed on April 22, 2015.

The last reported sales price of our common stock on the NASDAQ Capital Market on April 12, 2016 was $0.54.

Holders

We had 62 holders of record of our common stock as of April 13, 2016.

Dividends

We did not declare or pay any dividend in 2015 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2015 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of December 31, 2015, we have built a $63.1 million portfolio of direct loans to 115 borrowers and a total of $11.7 million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this annual report, PFL entered into two financial leasing agreements for an aggregate lease receivable of $5.65 million (one with a monthly principle and interest income approximating $81,600 for the period during November 13, 2014 to May 12, 2015, and approximating $80,000 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income approximating $342,800). We do not currently have further funds to deploy in the financial leasing business.

Key Factors Affecting Our Results of Operation

Our business and operating results are affected by China’s overall economic growth, local, economic condition, market interest rate and the borrowers repayment ability. Unfavorable changes could affect the demand for the services that we provide and could materially and adversely affect our results of operations. Our results of operations are also affected by the regulations and industry policies related to the microcredit industry in the PRC.

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

Results of Operations

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

	For the Years Ended December 31,
	2015	2014	Amount	Change %
Interest income
Interests and fees on loans and direct financing lease	$2,944,135	$7,093,803	$(4,149,668)	-58%
Interests and fees on loans and direct financing lease - related party	-	2,278	(2,278)	-100%
Interest on deposits with banks	37,706	84,602	(46,896)	-55%
Total interest and fees income	2,981,841	7,180,683	(4,198,842)	-58%

Interest expense		-
Interest expense on short-term bank loans	(496,753)	(900,225)	403,472	-45%
Net interest income	2,485,088	6,280,458	(3,795,370)	-60%

Provision for loan losses	(41,133,808)	(24,641,375)	(16,492,433)	67%
Over provision for direct financing lease losses	(2,376,122)	(610,183)	(1,765,939)	289%
Net interest income/(loss) after provision for loan losses and financing lease losses	(41,024,842)	(18,971,100)	(22,053,742)	116%

Commissions and fees on financial guarantee services	127,980	559,571	(431,591)	-77%
Provision on financial guarantee services	(14,939,203)	(4,960,867)	(9,978,336)	201%
Commission and fees loss on guarantee services, net	(14,811,223)	(4,401,296)	(10,409,927)	237%

Net Revenue	(55,836,065)	(23,372,396)	(32,463,669)	139%

Non-interest income
Government incentive	-	130,172	(130,172)	-100%
Other non-interest income	33,653	146,444	(112,791)	-77%
Total non-interest income	33,653	276,616	(242,963)	-88%

Non-interest expense
Salaries and employee surcharge	(892,240)	(932,789)	40,549	-4%
Rental expenses	(240,704)	(264,585)	23,881	-9%
Business taxes and surcharge	(101,376)	(270,833)	169,457	-63%
Other operating expense	(1,724,757)	(3,394,688)	1,669,931	-49%
Total non-interest expense	(2,959,077)	(4,862,895)	1,903,818	-39%

Foreign exchange loss	(8,077)	(55,223)	47,146	-85%

Loss Before Taxes	(58,769,566)	(28,013,898)	(30,755,668)	110%
Income tax expense	(2,495,148)	723,403	(3,218,551)	-445%
Net Loss	(61,264,714)	(27,290,495)	(33,974,219)	124%

Loss per Share- Basic and Diluted	(4.962)	(2.352)	(2.610)	111%

Weighted Average Shares Outstanding-Basic and Diluted	12,345,678	11,601,558	744,120	6%

Net Loss	(61,264,714)	(27,290,495)	(33,974,219)	124%
Other comprehensive income
Foreign currency translation adjustment	(919,855)	(532,597)	(387,258)	73%
Comprehensive Loss	$(62,184,569)	$(27,823,092)	$(34,361,477)	123%

The Company’s net loss for the year ended December 31, 2015 was $61,264,714 representing an increase of $33,974,219 or 124%, from net loss of $27,290,495 for the year ended December 31, 2014. The increase in net loss for the year ended December 31, 2015 was the net effect of the changes in the following components:

●	a decrease in net interest income of $3,795,370;

●	increases in the provision for loan losses of $16,492,433 and in the provision for direct financing leases of $1,765,939;

●	a decrease in commission and fees loss on financial guarantee services of $431,591;

●	an increase of provision on financial guarantee services of $9,978,336;

●	a decrease in total non-interest expense of $1,903,818; and

●	a change in enterprise income tax expense of $3,218,551 from a tax credit to a tax provision.

The following paragraphs discuss changes in the components of net loss in greater details during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $3,795,370, or 60% to $2,485,088 during the year ended December 31, 2015, as compared to net interest income of $6,280,458 during the year ended December 31, 2014.

The interests and fees on loans, direct financing leases and deposits with banks decreased by $4,198,842, or 58% from $7,180,683 for the year ended December 31, 2014 to $2,981,841 the year ended December 31, 2015. The decrease is the combined effect of: (1) the charge-off of non-performing loans of approximately $7.1 million, leading to reversal of significant interest income of $2.6 million; (2) decrease in effective weighted average loan interest rate from 14.11% for the loan portfolio as of December 31, 2014 to 13.50% as of December 31, 2015; and (3) the decrease in the amount of monthly interest received. Compared to the same period last year, a substantial amount of borrowers choose to repay the principal and the interest due at the maturity of the loan term instead of making monthly interest payments. Both payments are permissible under the agreements we have with the borrowers.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the year ended December 31, 2015, we did not grant any loans but renewed 46 loans with an average loan size of $208,527, as compared to grant of 10 loans with an average loan size of $336,000 during the year ended December 31, 2014. As a result, the interest income generated during the year ended December 31, 2015 declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $37,706 during the year ended December 31, 2015 as compared to $84,602 during the year ended December 31, 2014. Caused by the reduction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the year ended December 31, 2015 and 2014, respectively.

Interest expense represents interest incurred on short-term bank loans. The interest incurred on short-term bank loans decreased by $403,472 or 45%. This was mainly caused by a decrease of total bank borrowing balance by $8.8 million from $11.4 million as of December 31, 2014 to $2.6 million as of December 31, 2015. During the year ended December 31, 2015, the interest expense related to the loans from banks was $496,753.

Provision for Loan Losses

The Company’s provision for loan losses was $41,133,808 and $24,641,375 for the years ended December 31, 2015 and 2014, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses increased significantly for the year ended December 31, 2015. This is mainly caused by deterioration of loan quality commenced during the year ended December 31, 2015. During the year ended December 31, 2015, management determined to charge off non-performing loan balances against allowances, in the amount of $7.1 million. This led to a dramatic increase of “loss loans” and therefore an increase in accrual of provision during that period.

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

During the year ended December 31, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of $7.1 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of December 31, 2015, the off-balance-sheet financial guarantee amounted to $11.7 million. The commissions and fees generated from our financial guarantee services decreased from $559,571 for the year ended December 31, 2014 to $127,980 for the year ended December 31, 2015, representing a decrease of $431,591, or 77%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of December 31, 2015, we have provided guarantees for a total of $11.7 million underlying loans to approximately 14 financial guarantee service customers, a reduction of 46.3% compared to a total of $21.8 million as of December 31, 2014.

Provision on Financial Guarantee Services

The provision on financial guarantee services increased from $4,960,867 for the year ended December 31, 2014, to $14,939,203 for the year ended December 31, 2015, representing an increase of $9,978,336.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of December 31, 2015, the Company accrued 50% of contract amount as compared to 1% of contract amount as of December 31, 2014.

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

As explained above, since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. During the twelve months ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the three months ended September 2015, we charged off guarantee paid on behalf of one customer against accrual for financial guarantee service in the amount of $0.27 million. In addition, due to the uncertainty of the collection outcome, we increased our accrual for financial guarantee services significantly from $5,546,128 as of December 31, 2014 to $19,322,557 as of December 31, 2015.

In February and March 2015, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer's guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six twelve months to one and a half year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

Non-interest Expenses

Non-interest expenses decreased from $4,862,895 for the year ended December 31, 2014 to $2,959,077 for the year ended December 31, 2015, representing a decrease of $1,903,818 or 39%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The decrease was mainly attributable to a decrease of business tax and surcharge by $169,457, or 63%, and a decrease of other operating expenses by $1,669,931, or 49%. The decrease of business tax and surcharge was mainly affected by decrease of interest income on direct loans and commission and fees on financial guarantee service. Other operating expenses were lower during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to a combined effect of a decrease in legal and consulting fee of $1,274,394 which was mainly due to significant legal expenses incurred during the year ended December 31, 2015 in connection with the investigation of Huichun Qin’s inappropriate transfer of funds of approximately $1.15 million to his personal account and defending the class action lawsuit and shareholder derivative suit, a decrease in insurance expense of $200,812 as the Company did not buy any insurance during the year ended December 31, 2015, and a decrease in bank charges of $156,652 as a result of decrease of balances of cash and restricted cash as of December 31, 2015.

Income Tax

Income tax expenses changed from an income tax credit of $723,403 for year ended December 31, 2014 to an income tax provision of $2,495,148 for year ended December 31, 2015, representing a fluctuation of $3,218,551. Both Wujiang Luxiang, the Company’s VIE, and PFL, the Company’s direct financing lease business, suffered a net loss after tax reconciliation during the year ended December 31, 2015 and the management assessed that the deferred tax asset generated from net loss after tax reconciliation would not be recoverable in the foreseeable future, leading to a full allowance on the deferred tax asset.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the year ended December 31, 2015, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the year ended December 31, 2015, we assessed the loan portfolio quality and charged off loan receivable balances in the amount of $7,058,495, with $6,017,116 for business loans and $1,041,379 for personal loans.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below $462,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of December 31, 2015, as a result of charge off of loan receivable balances, our business loan balance decreased by $11.8 million as compared to that as of December 31, 2014 while personal loan decreased by $7.2 million.

The following table sets forth the classification of loans receivable as of December 31, 2015 and 2014, respectively:

	December 31, 2015	Percent of	December 31, 2014	Percent of
	Amount	Total	Amount	Total

Business loans	$40,498,813	64.21%	$52,254,805	63.66%
Personal loans	22,577,907	35.79%	29,824,324	36.34%
Total Loans receivable	$63,076,720	100.00%	$82,079,129	100.00%

Nonaccrual loans totaled $32.11 million, or 50.92% of loans receivable as of December 31, 2015, as compared with $33.31 million, or 40.58% of loans receivable, as of December 31, 2014. The allowance for loan losses was $55.60 million, representing 88.14% of loans receivable and 173.09% of non-accrual loans as of December 31, 2015. As of December 31, 2014, the allowance for loan losses was $24.49 million, representing 29.84% of loans receivable and 73.53% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

Nonaccrual loans	$31,118,910	$33,306,861
Allowance for loan losses	$55,595,654	$24,490,721
Loans receivable	$63,076,720	$82,079,129
Total assets	$24,446,840	$83,089,787
Nonaccrual loans to loans receivable	50.92%	40.58%
Nonperforming assets to total assets	127.29%	40.08%
Allowance for loan losses to loans receivable	88.14%	29.84%
Allowance for loan losses to non-accrual loans	173.09%	73.53%

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses was kept at a high level as of December 31, 2015.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans, and public offerings of securities. As a result of our total cash activities, net cash decreased from $4,991,973 as of December 31, 2014 to $306,401 as of December 31, 2015.

These and other factors disclosed in this annual report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

Bank Financing and Other Financial Support

On October 30, 2015, the Company entered into a borrowing agreement with Agriculture Bank of China for a one-year bank facility of Rmb 29 million (or approximately $4 million). As of March 23, 2016, the Company has paid off all outstanding bank borrowings. The Company may use this bank credit line in the next few months and lend new direct loans to customers if the economic condition in Wujiang area improved. The credit line is guaranteed by Wujiang Luxiang Shareholders and can be renewed with a prior written application to Agriculture Bank of China.

Meanwhile, the Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

Improvement in Working Capital Management

In order to meet the capital needs for our continued operations, we continue to use our best effort to improve our collection of loan receivable and interest receivable. We engaged four law firms, Jiangsu Zhenyuzhen Law Firm, Jiangsu Tianbian Law Firm, Jiangsu Mingren Law Firm and He-Partners Law Firm to represent us in the legal proceedings against the borrowers and their counter guarantors. Among them, He-Partners Law Firm, is one of the largest law firms in Suzhou City.

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending December 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2015 and 2014, respectively:

	For the years ended December 31,
	2015	2014
Net cash provided by operating activities	$465,606	$2,700,692
Net cash provided by/(used in) investing activities	3,429,127	(6,778,898)
Net cash used in financing activities	(8,508,863)	(222,095)
Effects of exchange rate changes on cash	(71,442)	(113,591)
Net cash outflow	$(4,685,572)	$(4,413,892)

Net Cash Provided by Operating Activities

During the year ended December 31, 2015, we had a cash inflow from operating activities of $465,606, a decrease of $2,235,086 from the year ended December 31, 2014, during which we had cash inflow from operating activities of $2,700,692. We incurred a net loss for the year ended December 31, 2015 of $61,264,714, an increase in net loss of $33,974,219 from the year ended December 31, 2014, during which we generated net loss of $27,290,495. In addition to the decrease in profitability, the decrease in net cash provided by operating activities was the result of several factors, including:

●	A decrease in cash flow due to the decrease in changes in other assets by $1,193,217. The other asset decreased by $37,711 and by $1,230,928 as of December 31, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013, respectively. This is mainly attributable to a significant increase in court filing fees and legal fees which will be claimed from increased default customers;

●	An increase in cash flow due to the decrease in changes in prepaid taxes against income tax payable by $2,809,864. The net off prepaid taxes and income tax payable decreased by $1,867,138 and increased by $942,746 as of December 31, 2015 and 2014, respectively, as compared to December 31, 2014 and 2013. This is mainly attributable to reversal of prepaid taxes in 2015 as prepaid taxes cannot be refunded but offset against future tax payable. However management estimates that the Company is unable to make sufficient taxable income to generate tax payable in the future 5 years.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided investing activities for the year ended December 31, 2015 was $3,429,127 as compared to net cash used in investing activities of $6,778,898 for the year ended December 31, 2014. The cash provided by investing activities for the year ended December 31, 2015 was mainly caused by collection of loans of $25,860,398 in our direct loans business, collection from guarantees for loan of $336,245 paid on their behalf, and installment repayment of $446,412from direct financing lease customers, netting off loan disbursement to third party customers of $17,855,764, payment on behalf of default guarantees of $6,816,408.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2015 totaled $8,508,863 as compared to net cash used in financing activities of $222,095 for the year ended December 31, 2014. The cash used in financing activities for the year ended December 31, 2015 was mainly attributable to the repayment of bank borrowing of $13,164,655, netting off proceeds from bank borrowing of $4,655,792.

Contractual Obligations

As of December 31, 2015, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	$2,618,729	$2,618,729	$-	$-	$-	$-
Operating lease (2) (3)	369,704	43,132	73,941	73,941	147,882	30,808
	$2,988,433	$2,661,861	$73,941	$73,941	$147,882	$30,808

(1)   The bank loans bear an average annual interest rate of 6.31%.

(2)   Our prior lease for our office in Wujiang commenced on October 1, 2013 and would expire on December 31, 2018. In October 2015, we terminated this office lease as we leased a new office (see note 3). No penalty was paid for early termination.

(3)   During the year ended December 31, 2015, we leased a new office. The new lease commenced on June 1, 2015 and will expire on May 31, 2021. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	December 31, 2015	December 31, 2014

Guarantee	$11,653,342	$21,794,663

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

Pride Information operates an online portal (www.pridelendingclub.com) to match prospective borrowers with lenders. As of May 11, 2015, Pride Information was in the beginning stage of operation and had generated minimal revenue. The derecognition of Pride Information was accounted for as a deconsolidation.

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

The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loan and actual loss, delinquency, and/or risk rating record within the portfolio. The Company evaluates its allowance for loan losses on a quarterly basis or more often as necessary.

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment. Additionally, the management also reviewed the portfolio on a loan by loan basis and individually evaluated each loan for impairment if any.

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

In addition, the Company calculates the provision amount as below:

1. General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.

2. Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes, Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to current guidance which requires a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. The new standard may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance on a prospective basis.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein & Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-37 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2015, our internal control over financial reporting was not effective based on those criteria.

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

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2016 to remediate the material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Jingen Ling	50	Chairman of the Board of Directors and Chief Executive Officer
Long Yi	38	Chief Financial Officer and Secretary
Qinyan Yang	42	Director
Bo Xu	52	Director
John F. Levy	60	Director

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

Mr. Long Yi was appointed as the Chief Financial Officer and Secretary of CCC on January 1, 2013. Mr. Yi acted as the interim Chief Executive Officer of CCC between August 21, 2014 and December 29, 2014. Prior to joining CCC, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) from 2008 to August 2012. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008.  He is a Certified Public Accountant in the State of Illinois.  Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Ms. Qinyan Yang. Ms. Yang has served as a director of CCC since June 2015. Ms.Yang. is the vice president and founder of Beijing Ruibo Culture and Entertainment, which was founded in May of 2015. From January to May of 2015, Ms. Yang served as a director on the compensation committee of China Tycoon Beverage Co., Ltd (HKEX 0209), a beverage manufacturer based in China. From September 2003 until April 2015, Ms. Yang served as General Manager at Shangyang Media Group, also known as MEC, a subsidiary of WPP plc (Nasdaq:WPPGY; LSE:WPP), a company engaged in global media agency services. Ms. Yang is a graduate of the Beijing Institute of Fashion Technology. Ms. Yang brings the Board her valuable knowledge and experience in corporate governance.

Mr. Bo Xu. Mr. Xu has served as a director of CCC since June 2015. Mr. Xu has served as the chief executive officer of Dishen International Travel Agency since May 2014. From 2008 until present, Mr. Xu has also served as a director at Shanghai Jun Qian Legal Consulting Firm. From 2006 until 2008, Mr. Xu was engaged in various portfolio investment transactions. From 2003 until 2006, Mr. Xu was general manager at Xin Hongjun Investment Company and Huichan Investment Company. Mr. Xu received his master’s degree in economics at the Shanghai Academy of Social Sciences. We believe Mr. Xu is qualified to server on our Board thanks to his rich experience in capital market transactions.

Mr. John F. Levy has served as a director of CCC since the consummation of our initial public offering on August 12, 2013. Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy currently serves on the board of directors of three public companies including China Commercial Credit, Inc. Mr. Levy has been a director of Takung Art Co., Ltd. since March, 2016. The Hong Kong-based company is an online trading platform for acquiring shared ownership in Asian fine art, jewelry and precious gems. From 2009 through February 2015, Mr. Levy was a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly-traded company that specialized in the development and application of high power lasers, high voltage electronics, advanced optical systems, and energy management systems technologies, since 2009. Mr. Levy has been a director of Applied Minerals, Inc. (AMNL) a publicly traded exploration stage natural resource and mining company since January 2008, and has served as chairman since August 2009. From October 2006 to October 2013, Mr. Levy served as a director, and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm. From September 2010 to October 2012, he served as director of Brightpoint, Inc. (CELL), a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From November 2008 through June 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From March 2006 to April 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 for Universal Food &Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. Mr. Levy is a Certified Public Accountant with nine years of experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, and Financing, Creating the Best Projections You Can: Insights and Techniques and Ethics and Sustainability: A 4-way Path to Success. All four courses have initially been presented to various state accounting societies. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia. Mr. Levy brings to our board vast financial experiences as a Certified Public Accountant, former Chief Financial Officer of several companies and as Chief Executive Officer of a consulting firm which advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. In addition, Mr. Levy brings to our board, substantial experience with complex accounting and reporting issues, financial strategies, SEC filings, corporate governance and corporate transactions.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Qinyan Yang, Bo Xu and John F. Levy are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Levy, Ms. Yang and Mr. Xu are members of our Audit Committee, where Mr. John F. Levy serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Mr. Levy, Ms. Yang and Mr. Xu are members of our Compensation Committee and Ms. Yang serves as the chairwoman.  All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ.  We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Levy, Ms. Yang and Mr. Xu are the members of our Nominating and Governance Committee where Mr. Xu serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ.  Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Significant Employees

We have no significant employees other than the named executive officers described above.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2015 except as set forth below:

●	Mr. Levy was late for filling a Form 4 to report the issuance of 6,000 shares in lieu of cash compensation for services;

●	Mr. Yi was late for filling a Form 4 to report the issuance of 60,000 shares in lieu of cash compensation for services;

●	Mr. Ling was late for filling a Form 4 to report the issuance of 75,000 shares in lieu of cash compensation for services;

●	Ms. Yang was late for filing her Form 3; and

●	Mr. Xu was late for filing his Form 4.

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

The following table provides disclosure concerning all compensation paid for services to CCC and Wujiang Luxiang in all capacities for our fiscal years ended 2015 and 2014 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Long Yi (1)	2015	56,907	-	110,400	-	-	167,307
(CFO)	2014	35,492	17,741	-	-	-	53,233

Jingen Ling (2)	2015	10,327	-	138,000	-	-	148,327
(CEO)	2014	24,219	-	-	-	-	24,219

(1)	Mr. Long Yi was appointed as the CFO of CCC on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company. Mr. Yi agreed to waive the difference between the amount he was entitled to pursuant to his employment agreement and the actual amount he was paid by the Company during fiscal year ended December 31, 2015 and 2014.
(2)	Mr. Jingen Ling was appointed as the CEO of the Company on December 29, 2014. Mr. Ling received this salary as the president of WFOE when he was appointed such position in August 2014.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2015

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. During the fiscal year ended December 31, 2015, an aggregate of 135,000 shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2015.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
John L Levy (1)	$50,000	-	-	-	$50,000
Chunjiang Yu (2)	$-	-	-	-	$-
Xiaofang Shen (2)	$-	-	-	-	$-
Qinyan Yang (3)	$-	-	-	-	$-
Bo Xu (3)	$-	-	-	-	$-

(1)	Mr. Levy shall receive $36,000 in cash per year and 6,000 restricted shares of the Company’s common stock per year, which shall vest in four equal quarterly installments. Mr. Levy also shall receive an additional $14,000 per year for acting as Chairman of the Audit Committee.
(2)	Mr. Yu and Ms. Shen shall receive $20,000 in cash per year for serving on the Board. They resigned as directors of the Company on June 12, 2015.
(3)	Ms. Yang and Mr. Xu were appointed as directors of the Company on June 12, 2015 and shall receive annual compensation at $15,000 each.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2016 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name of Beneficial Owner	Number Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Hok Ming Tseung	933,322 (2)	7.5%

Directors and Executive Officers:
Ling, Jingen Chief Executive Officer and Chairman of the Board of Directors	75,000	*
Long Yi Chief Financial Officer	60,000	*
John F. Levy Director	14,250	*
Qinyan Yang Director	-	-
Bo Xu Director	-	-
All officers and directors as a group (five persons)	74,250	*

*	Represents less than 1%
(1)	Applicable percentage of ownership is based on 12,396,062 shares of common stock outstanding as of April 13, 2016 together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.
(2)	Hok Ming Tseung beneficially owns 588,000 shares through Candid Finance Ltd, a BVI entity he 100% owns and 375,322 shares through Pioneer Resources Industrial Holdings Limited, a BVI entity he 100% owns.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Contractual Arrangements between WFOE and Pride Online

On February 19, 2014, entered into certain contractual arrangements with Mr. Huichun Qin, Pride Online, a domestic entity established on February 19, 2014 and 100% owned by Mr. Qin and. Pursuant to these contractual arrangements, WFOE shall have the power, rights and obligations equivalent in all material respects to those it would possess if it were the sole equity holder of Pride Online, including absolute control rights and the rights to the assets, property and revenue of Pride Online and the receipt of approximately 100% of the net income of Pride Online as a service fee to WFOE. Mr. Qin did not receive any consideration in exchange for his agreement to give up his control over Pride Online. The contractual arrangements between WFOE, Pride Online and its sole stockholder, Mr. Huichun Qin, had substantially the same terms as those between WFOE and Wujiang Luxiang. Effective May 11, 2015, these contractual arrangements were terminated.

During the year ended December 31, 2015, the Company repaid the loan of Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”), a company controlled by Huichun Qin, the Company’s former Chief Executive Officer and Chairman, in the amount of $468,764 to banks on its behalf as of December 31, 2015.

During the year ended December 31, 2015, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling, the Chief Executive Officer of the Company, was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company.

During the year ended December 31, 2014, the Company also provided financial guarantee service for Chunjia Textile to guarantee a loan of $813,577 and repaid Chunjia Textile’s loan of $162,707 to banks on its behalf as of December 31, 2014. The Company earned commission income of $14,644 from the financial guarantee service provided to Chunjia Textile.

As of December 31, 2015, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of $622,807. The Company accrued provision of $311,404 on the outstanding balance as of December 31, 2015.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of December 31, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2015 and December 31, 2014, respectively.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee consisting of independent directors, is charged with reviewing and approving all agreements and transactions with related parties.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2015 and 2014 totaled $282,544 and $140,311, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Marcum Bernstein & Pinchuk LLP in 2015. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services.  One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-37 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6*	Finance Agreement dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 to the registration statement on Form S-1 filed on January 15, 2014.
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: April 14, 2016	By:	/s/ Jingen Ling
	Name:	Jingen Ling
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jingen Ling	Chief Executive Officer and Director	April 14, 2016
Jingen Ling	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer and Director	April 14, 2016
Long Yi	(Principal financial officer and principal accounting officer)

/s/ John F. Levy	Director	April 14, 2016
John F. Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

China Commercial Credit, Inc.

We have audited the accompanying consolidated balance sheets of China Commercial Credit, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of China Commercial Credit, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York

April 14, 2016

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEET

	December 31
	2015	2014
ASSETS
Cash	$306,401	$4,991,973
Restricted cash	388,361	1,983,285
Notes receivable	15,404	130,166
Loans receivable, net of allowance for loan losses $55,595,653 and $24,490,721 for December 31, 2015 and 2014, respectively,	7,481,067	57,588,408
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,857,554 and $610,153 for December 31, 2015 and 2014, respectively	1,177,442	4,104,230
Interest receivable	-	543,603
Prepaid taxes	-	1,758,693
Property and equipment, net	126,120	142,154
Intangible asset	4,435	14,530
Guarantee paid on behalf of guarantee service customers	14,031,603	10,577,352
Guarantee paid on behalf of related party	622,807	162,707
Other assets	293,200	387,227
Deferred tax assets	-	705,459
Total Assets	$24,446,840	$83,089,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$2,618,729	$11,389,522
Deposits payable	1,070,598	2,725,363
Unearned income from financial guarantee services and finance lease service	61,302	182,657
Accrual for financial guarantee services	19,322,557	5,546,128
Other current liabilities	182,242	196,003
Income tax payable	126,485	-
Deferred tax liability	204,266	313,874
Total Liabilities	23,586,179	20,353,547

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2015 and 2014, respectively; nil and nil shares issued and outstanding at December 31, 2015 and 2014, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2015 and 2014, respectively; nil and nil shares issued and outstanding at December 31, 2015 and 2014, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,390,062 and 12,255,062 shares issued and outstanding at December 31, 2015 and 2014, respectively)	12,390	12,255
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,698,864	59,458,797
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,078,300)	(1,147,088)
Accumulated deficit	(68,254,520)	(6,989,806)
Accumulated other comprehensive income	5,041,139	5,960,994
Total Shareholders’ Equity	860,661	62,736,240
Total Liabilities and Shareholders’ Equity	$24,446,840	$83,089,787

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	2015	2014
Interest income
Interests and fees on loans and financing lease	$2,944,135	$7,093,803
Interests and fees on loans-related party	-	2,278
Interests on deposits with banks	37,706	84,602
Total interest and fees income	2,981,841	7,180,683

Interest expense
Interest expense on short-term bank loans	(496,753)	(900,225)
Net interest income	2,485,088	6,280,458

Provision for loan losses	(41,133,808)	(24,641,375)
Provision for direct financing lease losses	(2,376,122)	(610,183)
Net interest loss after provision for loan losses and financing lease losses and financing lease losses	(41,024,842)	(18,971,100)

Commissions and fees on financial guarantee services	127,980	559,571
Provision on financial guarantee services	(14,939,203)	(4,960,867)
Loss on commission and fees loss on guarantee services, net	(14,811,223)	(4,401,296)

Net Loss	(55,836,065)	(23,372,396)

Non-interest income
Government incentive	-	130,172
Other non-interest income	33,653	146,444
Total non-interest income	33,653	276,616

Non-interest expense
Salaries and employee surcharge	(892,240)	(932,789)
Rental expenses	(240,704)	(264,585)
Business taxes and surcharge	(101,376)	(270,833)
Other operating expenses	(1,724,757)	(3,394,688)
Total non-interest expense	(2,959,077)	(4,862,895)

Foreign exchange loss	(8,077)	(55,223)

Loss Before Income Taxes	(58,769,566)	(28,013,898)
Income tax (expense)/credit	(2,495,148)	723,403
Net Loss	(61,264,714)	(27,290,495)

Loss per Share- Basic and Diluted	$(4.962)	$(2.352)
Weighted Average Shares Outstanding-Basic and Diluted	12,345,678	11,601,558

Net Loss	(61,264,714)	(27,290,495)
Other comprehensive loss
Foreign currency translation adjustment	(919,855)	(532,597)
Comprehensive Loss	$(62,184,569)	$(27,823,092)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred A		Preferred B		Common Stock		Additional Paid-in	Subscription	Statutory	Retained earnings/	Due from a non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	reserve	(loss)	shareholder	income	Total

Balance as of December 31, 2013	-	$-	-	$-	10,430,657	$10,431	$52,704,107	$(1,062)	$5,442,150	$20,300,689	$-	6,493,591	$84,949,906
Issuance of Common Stocks pursuant to second public offering	-	-	-	-	1,750,000	1,750	6,998,250	-	-	-	-	-	7,000,000
Issuance of Common Stocks pursuant to second public offering	-	-	-	-	(99,614)	(100)	(398,356)	-	-	-	-	-	(398,456)
Issuance of Common Stocks pursuant to two consultants	-	-	-	-	165,769	166	919,805	-	-	-	-	-	919,971
Issuance of Common Stocks pursuant to one director					8,250	8	24,577						24,585
Direct offering cost	-	-	-	-	-	-	(797,784)	-	-	-	-	-	(797,784)
Paid in capital in Pride Information from a non-controlling shareholder	-	-	-	-	-	-	8,198	-	-	-	-	-	8,198
Cash disbursed to a non-controlling shareholder, net	-	-	-	-	-	-	-	-	-	-	(1,147,088)	-	(1,147,088)
Net loss for the year	-	-	-	-	-	-	-	-	-	(27,290,495)	-	-	(27,290,495)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(532,597)	(532,597)
Balance as of December 31, 2014	-	$-	-	$-	12,255,062	$12,255	$59,458,797	$(1,062)	$5,442,150	$(6,989,806)	$(1,147,088)	$5,960,994	$62,736,240

Issuance of Common Stocks pursuant to two management directors	-	-	-	-	135,000	135	248,265	-	-	-	-	-	248,400
Disposal of Pride Information	-	-	-	-	-	-	(8,198)	-	-	-	8,198	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	(61,264,714)	-	-	(61,264,714)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	60,590	(919,855)	(859,265)
Balance as of December 31, 2015	-	$-	-	$-	12,390,062	$12,390	$59,698,864	$(1,062)	$5,442,150	$(68,254,520)	$(1,078,300)	$5,041,139	$860,661

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(61,264,714)	$(27,290,495)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,849	111,684
Provision for loan losses	41,133,808	24,641,375
Provision for direct financing lease losses	2,376,122	610,183
Provision on financial guarantee services	14,939,203	4,960,867
Deferred tax expense	599,267	(723,403)
Income from disposal of property and equipment	(14,585)	-
Restricted shares issued to executive officers	248,400	24,585
Changes in operating assets and liabilities:	-	-
Interest receivable	536,377	574,974
Prepaid taxes	1,867,138	(942,726)
Other assets	37,711	1,230,928
Unearned income from guarantee services and finance lease services	(116,340)	(296,736)
Other current liabilities	(3,630)	(200,544)
Net Cash Provided by Operating Activities	465,606	2,700,692

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(17,855,764)	(52,355,875)
Loans collection from third parties	25,860,398	58,107,291
Originated loans disbursement to a related party	-	(1,137,010)
Loans collection from a related party	-	1,137,010
Payment of loans on behalf of guarantees	(6,816,408)	(12,260,287)
Collection from guarantees for loan paid on behalf of customers	336,245	2,598,632
Payment for principal of finance lease	-	(4,881,462)
Collection of principal of finance lease, in installments	446,412	166,848
Deposit released from banks for financial guarantee services	1,885,805	11,146,059
Deposit paid to banks for financial guarantee services	(333,636)	(9,284,484)
Purchases of property and equipment and intangible asset	(112,308)	(15,620)
Disposal of property and equipment	18,383	-
Net Cash Provided by/(used in) Investing Activities	3,429,127	(6,778,898)

Cash Flows From Financing Activities:
Proceeds from short-term bank borrowings	4,655,792	11,390,078
Repayment of short-term bank borrowings	(13,164,655)	(16,271,539)
Proceeds from secondary offering, net off offering costs	-	6,601,544
Common Stock issuance cost	-	(797,784)
Capital contribution from a shareholder	-	8,198
Cash disbursed to a non- controlling shareholder	-	(2,288,532)
Cash repaid from a non- controlling shareholder	-	1,135,940
Net Cash Used in Financing Activities	(8,508,863)	(222,095)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(71,442)	(113,591)

Net Decrease In Cash and Cash Equivalents	(4,685,572)	(4,413,892)
Cash and Cash Equivalents at Beginning of Year	4,991,973	9,405,865
Cash and Cash Equivalents at End of Year	$306,401	$4,991,973

Supplemental Cash Flow Information
Cash paid for interest expense	$476,635	$820,110
Cash paid for income tax	$3,388	$944,277

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

Share Pledge Agreement

Under the Share Pledge Agreement between the Wujiang Luxiang Shareholders and WFOE, the 12 Wujiang Luxiang Shareholders pledged all of their equity interests in Wujiang Luxiang to WFOE to guarantee the performance of Wujiang Luxiang’s obligations under the Exclusive Business Cooperation Agreement.  Under the terms of the agreement, in the event that Wujiang Luxiang or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests.  The Wujiang Luxiang Shareholders also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws.  The Wujiang Luxiang Shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of December 31, 2015, PFL had two finance lease transactions.

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

(a) Basis of presentation and principle of consolidation

The accompanying consolidated financial statements of CCC and its subsidiaries and VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered recurring losses from operations and has incurred a net loss of US$61,264,714 for the year ended December 31, 2015. In addition, the Company had a working capital (total consolidated current liabilities exceeding total consolidated current assets) of US$934,372 as of December 31, 2015. As of December 31, 2015, the Company had cash and cash equivalents of US$306,401, and total short-term borrowings of US$2,618,729.

These and other factors disclosed in this annual report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

●	Bank Financing and Other Financial Support

On October 30, 2015, the Company entered into a borrowing agreement with Agriculture Bank of China for a one-year bank facility of Rmb 29 million (or approximately $4 million). As of March 23, 2016, the Company has paid off all outstanding bank borrowings. The Company may use this bank credit line in the next few months and lend new direct loans to customers if the economic condition in Wujiang area improved. The credit line is guaranteed by Wujiang Luxiang Shareholders and can be renewed with a prior written application to Agriculture Bank of China.

Meanwhile, the Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

●	Improvement in Working Capital Management

In order to meet the capital needs for our continued operations, we continue to use our best effort to improve our collection of loan receivable and interest receivable. We engaged four law firms, Jiangsu Zhenyuzhen Law Firm, Jiangsu Tianbian Law Firm, Jiangsu Mingren Law Firm and He-Partners Law Firm to represent us in the legal proceedings against the borrowers and their counter guarantors. Among them, He-Partners Law Firm, is one of the largest law firms in Suzhou City.

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending December 31, 2016, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the years ended December 31, 2015 and 2014, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was $2,593,611 and $1,684,691 as of December 31, 2015 and 2014, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2015 and 2014.

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

As of December 31, 2015 and 2014, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, accrued interest receivable, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	December 31, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.4917	6.1460

	For the year ended December 31,
	2015	2014
Items in the statements of income and comprehensive income, and statements of cash flows	6.2288	6.1457

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

(l) Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrual of estimated liabilities; (iv) useful lives of long-lived assets; (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

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

	December 31, 2015	December 31, 2014
Guarantee	$11,653,342	$21,794,663

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 50% and 1% of contract amount as of December 31, 2015 and 2014, and made a provision of $5,691,253 and $217,947 as of these two reporting dates, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $13,631,304 and $5,328,181 as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the management charged off specific provision for one customer in the amount of $262,422, considering remote collectability from the customer. The total accrual for financial guarantee services amounted to $19,322,557 and $5,546,128 as of December 31, 2015 and 2014, respectively. The Company reviews the provision on a quarterly basis.

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

(u) Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes, Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The new guidance requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, as opposed to current guidance which requires a net current asset or liability and net non-current asset or liability on the balance sheet. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. The new standard may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted this new standard for its fiscal year 2015 financial statements and applied the new guidance on a prospective basis.

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

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of December 31, 2015, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the accompanying audited consolidated financial statements as of December 31, 2015 and 2014 and for the years December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Total assets	$22,920,730	$77,513,966
Total liabilities	$23,932,841	$19,793,537

	For the year ended December 31,
	2015	2014
Revenue	$2,741,190	$7,688,373
Net loss	$58,005,789	$24,656,161

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

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

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.

2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

3.	Specific Reserve – is based on a loan by loan basis covering losses due to risks related to the ability and intension of repayment of each customer. The reserve rate was individually assessed based on management estimate of loan collectability.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS (CONTINUED)

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

(d) Concentration risk

As of December 31, 2015 and 2014, the Company held cash of $306,401 and $4,991,973, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of December 31, 2015 and 2014.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $0.4 million and $2.0 million as of December 31, 2015 and 2014, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6% ~ 19.44% and 9.6% ~ 18.0% for the years ended December 31, 2015 and 2014, respectively.

6.1 Loans receivable consist of the following:

	December 31, 2015	December 31, 2014

Business loans	$40,498,813	$52,254,805
Personal loans	22,577,907	29,824,324
Total Loans receivable	63,076,720	82,079,129
Allowance for loan losses
Collectively assessed	(55,595,653)	(24,490,721)
Individually assessed	-	-
Allowance for loan losses	(55,595,653)	(24,490,721)
Loans receivable, net	$7,481,067	$57,588,408

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of December 31, 2015 and 2014, the Company had 68 and 101 business loan customers, and 47 and 60 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the years ended December 31, 2015 and 2014, a provision of $41,133,808 and $24,641,375 were charged to the consolidated statement of income, respectively. Write-offs of $7,058,495 and $1,517,832 against allowances have occurred for the years ended December 31, 2015 and 2014, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014

Business loans	$21,907,409	$16,331,544
Personal loans	10,211,501	16,975,317
	$32,118,910	$33,306,861

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of December 31, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$77,021	$4,313,200	$7,555,846	10,038,363	$21,984,430	$18,514,383	$40,498,813
Personal loans	924,257	1,848,514	3,749,403	4,613,584	11,135,758	11,442,149	22,577,907

	$1,001,278	$6,161,714	$11,305,249	14,651,947	$33,120,188	$29,956,532	$63,076,720

The following table represents the aging of loans as of December 31, 2014 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$11,112,919	$5,043,931	$8,595,516	2,692,097	$27,444,463	$24,810,342	$52,254,805
Personal loans	728,929	9,406,980	7,373,088	195,249	17,704,246	12,120,078	29,824,324

	$11,841,848	$14,450,911	$15,968,604	2,887,346	$45,148,709	$36,930,420	$82,079,129

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2015 and 2014, respectively:

Five Categories	December 31, 2015%		December 31, 2014%

Pass	$-	0.0%	$32,129,840	39.2%
Special mention	-	-	4,165,311	5.1%
Substandard	2,695,750	4.3%	2,501,627	3.0%
Doubtful	9,841,658	15.6%	39,559,908	48.2%
Loss	50,539,312	80.1%	3,722,443	4.5%
Total	$63,076,720	100%	$82,079,129	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2015:

	December 31, 2015
	Business Loans	Personal Loans	Total
Guarantee backed loans	$37,498,183	$21,510,390	$59,008,573
Pledged assets backed loans	3,000,630	1,067,517	4,068,147
Collateral backed loans	-	-	-
	$40,498,813	$22,577,907	$63,076,720

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2014:

	December 31, 2014
	Business Loans	Personal Loans	Total
Guarantee backed loans	$47,613,818	$27,445,541	$75,059,359
Pledged assets backed loans	3,990,157	2,378,783	6,368,940
Collateral backed loans	650,830	-	650,830
	$52,254,805	$29,824,324	$82,079,129

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of December 31, 2015 and 2014, guaranteed loans make up 93.6% and 91.4% of our direct loan portfolio, respectively.

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

The allowance is calculated at portfolio-level since our loans portfolio is typically of smaller balance homogenous loans and is collectively evaluated for impairment. Additionally, the management also reviewed the portfolio on a loan by loan basis and individually evaluated for impairment if any..

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

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The General Reserve is required to be no less than 1% of total loan receivable balance.

2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the year ended December 31, 2015 and 2014:

	Business Loans	Personal Loans	Total
For the year ended December 31, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	(6,017,116)	(1,041,379)	(7,058,495)
Recoveries	-	-	-
Provisions	26,264,205	11,899,223	38,163,428
Ending balance	35,083,739	20,511,915	55,595,654
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$35,083,739	$20,511,915	$55,595,654

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
For the year ended December 31, 2014
Beginning balance	$1,049,836	$326,112	$1,375,948
Charge-offs	(785,648)	(732,184)	(1,517,832)
Recoveries	-	-	-
Provisions	14,572,462	10,060,143	24,632,605
Ending balance	14,836,650	9,654,071	24,490,721
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$14,836,650	$9,654,071	$24,490,721

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$-	$-	$2,618,729	$6,103,192	$31,776,892	$40,498,813
Personal loans	-	-	77,021	3,738,466	18,762,420	22,577,907
	$-	$-	$2,695,750	$9,841,658	$50,539,312	$63,076,720

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$20,628,050	$3,456,669	$2,115,197	$22,561,860	$3,484,029	$52,254,805
Personal loans	11,501,790	699,642	386,430	16,998,048	238,414	29,824,324
	$32,129,840	$4,165,311	$2,501,627	$39,559,908	$3,722,443	$82,079,129

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOAN IMPAIRMENT

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the year ended December 31, 2015 and 2014, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	December 31, 2015	December 31, 2014
Guarantee paid on behalf of guarantee service customers	$14,031,603	$10,577,352
Guarantee paid on behalf of a related party	622,807	162,707
Total	$14,654,410	$10,740,059

As of December 31, 2015 and 2014, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-two and twenty-six of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The Company went through the payment made on behalf of guarantees for each individual customer basis considering factors of existence of guarantors, historical loss experience, the reasons behind default, professional assessment by lawyers in relation to mediations and proceedings. As of December 31, 2015 and 2014, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $19,322,557 and $5,546,128 respectively.

10.	OTHER ASSETS

Other assets as of December 31, 2015 and 2014 consisted of:

	December 31, 2015	December 31, 2014
Prepaid bank service charges	$-	$33,767
Prepaid expenses to investor relationship service providers	-	265,591
Other prepaid expense	30,809	-
Deposit for court filing fees and legal fees	222,934	53,318
Other receivables	39,457	34,551
	$293,200	$387,227

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	December 31, 2015	December 31, 2014

Within 1 year	$3,635,411	$2,834,364
2 years	754,810	1,981,777
3 years	-	797,267
Total minimum lease receipts	4,390,221	5,613,408
Less: amount representing interest	(464,100)	(732,184)
Present value of minimum lease receipts	$3,926,121	$4,881,224

Following is a summary of the components of the Company’s net investment in direct financing leases as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Total minimum lease payments to be received	$4,390,221	$5,328,663
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	4,390,221	5,328,663
Less Allowance for uncollectible	(2,857,554)	(610,153)
Net minimum lease payments receivable	1,532,667	4,718,510
Estimated residual value of leased property	-	-
Less: Unearned income	(355,225)	(614,280)
Net investment in direct financing lease	$1,177,442	$4,104,230

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	December 31, 2015	December 31, 2014
Furniture and fixtures	5	$22,261	$23,513
Vehicles	4	153,288	242,876
Electronic equipment	3	140,001	125,333
Leasehold improvement	3	86,418	180,413
Less: accumulated depreciation		(275,847)	(429,981)
Property and equipment, net		$126,121	$142,154

During the year ended December 31, 2015, the Company disposed of two vehicles with net book value of $3,833 (original cost of $76,654, accumulated depreciation of $72,821). The Company generated non-interest income of $14,388 from the disposal.

Depreciation expense totaled $117,135 and $111,684 for the years ended December 31, 2015 and 2014, respectively.

13.	INTANGIBLE ASSETS

Intangible asset represents the software used for P2P platform, the useful life is estimated at 3 years.

	Useful Life (years)	December 31, 2015	December 31, 2014

Software	3	$4,435	$14,530

Amortization expense totaled $9,714 and nil for the years ended December 31, 2015 and 2014, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	December 31, 2015	December 31, 2014
Agricultural Bank Of China	Fixed annual rate of 6.89%	From October 17, 2014 to October 16, 2015	-	8,948,910
Agricultural Bank Of China	Fixed annual rate of 6.89%	From October 31, 2014 to October 30, 2015	-	2,440,612
Agricultural Bank Of China	Fixed annual rate of 6.31%	From October 30, 2015 to October 30, 2016	2,618,729	-
			$2,618,729	$11,389,522

During the year ended December 31, 2015, the Company repaid the matured bank borrowings on time.

As of December 31, 2015 and 2014, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang Shareholders.

Interest expense incurred on short-term loans for the years ended December 31, 2015 and 2014 were $496,753 and $900,225, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

16.	UNEARNED INCOME FROM GUARANTEE SERVICES AND FINANCING LEASE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $1,610 and $109,439 as of December 31, 2015 and 2014, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $59,692 and $73,218 as of December 31, 2015 and 2014, respectively.

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2015 and 2014 consisted of:

	December 31, 2015	December 31, 2014
Accrued payroll	$85,144	$84,791
Accrued office rental expenses	61,617	-
Other tax payable	14,187	99,335
Other payable	21,294	11,877
	$182,242	$196,003

18.	OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, 2015 and 2014 consisted of:

	For the year ended
	December 31,
	2015	2014
Depreciation	$126,850	$111,684
Travel expenses	7,718	36,027
Entertainment expenses	17,136	45,842
Promotion expenses	257	7,150
Car expenses	53,302	82,610
Legal and consulting expenses	1,016,711	2,291,105
Bank charges	37,202	193,854
Audit-related expense	282,544	140,311
Insurance expense	-	200,812
Other expenses	183,037	285,293
Total	$1,724,757	$3,394,688

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $61,495 and $79,486 for the years ended December 31, 2015 and 2014, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the years ended December 31, 2015 and 2014, respectively.

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

On April 30 2015, the Company issued 60,000 unregistered shares to Long Yi, the Company’s CFO, and 75,000 unregistered shares to Jingen Ling, the Company’s CEO, at a market value of $1.84 per share, in the total amount of $248,400, for their services provided.

As of December 31, 2015, there were 12,390,062 shares of Common Stock issued and outstanding.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the years ended December 31, 2015 and 2014, the Company did not accrue the statutory reserve due to net loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014, respectively:

	For The Years Ended
	December 31,
	2015	2014

Net loss attributable to the common shareholders	$61,264,714	$27,290,495

Basic weighted-average common shares outstanding	12,345,678	11,601,558
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	12,345,678	11,601,558

Loss per share:
Basic	$4.962	$2.352
Diluted	$4.962	$2.352

Basic loss per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted loss per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position for the years ended December 31, 2015 and 2014.

24.	INCOME TAXES AND TAX RECEIVABLE

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform tax rate of 25%. While the New Tax Law equalizes the tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. In November 2009, the Jiangsu Province Government issued Su Zheng Ban Fa [2009] No. 132 which stipulates that micro-credit companies in Jiangsu Province is subject to preferential tax rate of 12.5%. As a result, the Company is subject to the preferential tax rate of 12.5% for its loan business for the periods presented. The taxation practice implemented by the tax authority governing the Company is that the Company pays enterprise income taxes at rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority in five (5) months after December 31 the tax authority will refund the Company the excess enterprise income taxes it paid beyond the rate of 12.5%. However since 2015, the excess enterprise income taxes paid will not be refunded but can be used to offset the future income tax payable arising from taxable income.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits. For the year ended December 31, 2015, the Company had net tax operating losses from its PRC subsidiaries and its consolidated VIE of $37,253,988 which will expire in the year ending December 31, 2020. As of December 31, 2015, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of $61,906,374, which will expire from the year ending December 31, 2019 to 2020. The Company recognized deferred income tax assets of $12,741,099 as of December 31, 2015. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2015 to 2020 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of $12,741,099 as of December 31, 2015.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Prepaid income tax and tax payable is comprised of:

	As of December 31,
	2015	2014

Prepaid taxes	$-	$1,758,693
Income tax payable	$126,485	$-

Prepaid taxes represented the income tax refund the Company will receive from the tax authority in the annual income tax settlement or can deduct future income tax payables. The prepaid taxes was mainly generated from the Company’s VIE. Since 2015, the excess enterprise income taxes paid will not be refunded but to recover the future income tax payable arising from taxable income. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2015 to 2020, and reversed full prepaid taxes as of December 31, 2015.

Income tax expense/(credit) for the years ended December 31, 2015 and 2014 is comprised of:

	For The Year Ended
	December 31,
	2015	2014

Current income tax	$1,764,058	$-
Deferred income tax	731,090	(723,403)
Total provision/(credit) for income taxes	$2,495,148	$(723,403)

The effective tax rates for the years ended December 31, 2015 and 2014 are -4.25% and 2.58%, respectively.

The reconciliation between the effective income tax rate and the PRC statutory income tax rate of 25% is as follows:

	For The Year Ended
	December 31,
	2015	2014

PRC statutory tax rate	25.00%	$25.00%
Effect of preferential income tax rate on loan business	-8.65%	$-9.28%
Effect of income tax rate difference in other jurisdiction	-0.22%	$0.00%
Effect of non-deductible expenses	0.00%	$-1.21%
Effect of valuation allowances	-17.43%	$-11.93%
Effect of allowances on income tax receivable	-2.9%	$0.00%
Effect of others	0.73%	0.00%
Total (provision)/credit for income taxes	-4.25%	$2.58%

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of December 31, 2015, subsidy of $1,011,877 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of December 31, 2015 and 2014, the deferred tax liability amounted to $204,266 and $313,874, respectively.

As of December 31, 2015 and 2014, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Dingli Real Estate Co., Ltd.	Controlled by Chief Executive Ofiicer
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the year ended December 31, 2015, the Company repaid Chunjia Textile’s loan of $468,764 to banks on its behalf as of December 31, 2015.

During the year ended December 31, 2015, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling, the Chief Executive Officer of the Company, was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company.

During the year ended December 31, 2014, the Company also provided financial guarantee service for Chunjia Textile to guarantee a loan of $813,577 and repaid Chunjia Textile’s loan of $162,707 to banks on its behalf as of December 31, 2014. The Company earned commission income of $14,644 from the financial guarantee service provided to Chunjia Textile.

3)	Related party balances

Amount due from related parties were as follows:

	December 31, 2015	December 31, 2014

Chunjia Textile	$622,807	$162,707
Huichun Qin	$1,078,300	$1,147,088

As of December 31, 2015, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of $622,807. The Company accrued provision of $311,404 on the outstanding balance as of December 31, 2015.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of December 31, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2015 and December 31, 2014, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2015, the Company leased its new office under a lease agreement from June 1, 2015 to May 31, 2021. As a result, in October 2015, the Company terminated the lease agreement for its former principal office, which agreement was to expire on September 30, 2018. No default penalty was paid for early termination. The following table sets forth the Company’s contractual obligations as of December 31, 2015 in future periods:

Rental payments

Year ending December 31, 2016	73,941
Year ending December 31, 2017	73,941
Year ending December 31, 2018	73,941
Year ending December 31, 2019	73,941
Year ending December 31, 2020	73,941
Year ending December 31, 2021	30,809
Total	$400,514

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of December 31, 2015 and 2014, the loan amount guaranteed by the Company was $11,653,342 and $21,794,663, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of December 31, 2015, the Company was involved in 100 lawsuits, among which 63 were related to its loan business and 37 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 91 of these cases with an aggregated claim of USD 39.29 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 9 cases with an aggregated claim of USD 10.18 million have not been adjudicated by the Court as of December 31,2015.

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

On or about February 4, 2016, the Company, Mr. Levy, Mr. Li and the plaintiffs reached a settlement in principal with the plaintiffs and are in the process of exchanging documentation. Under the terms of the proposed agreement, CCCR will pay defendants $200,000 cash, plus $25,000 towards the cost of notice to the class, and issue 750,000 CCCR shares to the class. The settlement will be subject to court approval.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement, under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be shares valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average Trading Price ("VWAP") for each of the 30 consecutive trading days prior to the date of the Agreement.

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

On May 18, 2015, WFOE filed a civil complaint against Huichun Qin with the Wujiang Region Suzhou City People’s Court claiming Mr. Qin’s misappropriation of RMB 7 million in July 2014. The complaint was rejected due to a procedural issue. The Company has since learned that Mr. Qin has been convicted and sentenced to a term of incarceration of approximately five years. In view of this information, the Company is evaluating its strategic options.

27.	SUBSEQUENT EVENT

1)	Contingencies

During the period from January 1, 2016 to the date of this report, the Company was involved in 8 new lawsuits, which are related to loan business. The Company initiated legal proceedings to collect delinquent balance from the borrowers. These cases, with a claim of USD 5.50 million are still at the initial stage of the litigation.

2)	Charged-off loans

During the period from January 1, 2016 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of December 31, 2015 and was of the opinion that these balances were uncollectible.

3)	Bid price deficiency

On February 18, 2016, the Company provided written notice of its intention to cure the bid price deficiency during a second compliance period. On February 24, 2016, NASDAQ issued a notice indicating that the Company’s compliance period has been formally extended until August 22, 2016. However, if the Company does not regain compliance by August 22, 2016, NASDAQ will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Hearings Panel. The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “CCCR” at this time.

INDEX TO EXHIBITS

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6*	Finance Agreement between dated October 29, 2015, Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 to the registration statement on Form S-1 filed on January 15, 2014.
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.