Form 10-Q
period 2016-03-31
China Commercial Credit Inc
filed 2016-05-17
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-36055

China Commercial Credit, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

890 Yongkang Road, Wujang

Suzhou, Jiangsu Province

People’s Republic of China

(Address of principal executive offices)

+86-512 6396-0022

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

As of May 13, 2016, 13,398,654 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEET

	March 31,
	2016 (Unaudited)	December 31, 2015
ASSETS
Cash	$250,267	$306,401
Restricted cash	393,464	388,361
Notes receivable	31,011	15,404
Loans receivable, net of allowance for loan losses $56,144,821 and $55,595,653 for March 31, 2016 and December 31, 2015, respectively	6,017,591	7,481,067
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,876,319 and $2,857,554 for March 31, 2016 and December 31, 2015, respectively	1,185,173	1,177,442
Property and equipment, net	156,516	126,120
Intangible asset	3,310	4,435
Guarantee paid on behalf of guarantee service customers	12,573,082	14,031,603
Guarantee paid on behalf of related party	626,897	622,807
Other assets	247,534	293,200
Total Assets	$21,484,845	$24,446,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$-	$2,618,729
Deposits payable	1,077,628	1,070,598
Unearned income from financial guarantee services and finance lease services	79,750	61,302
Accrual for financial guarantee services	17 ,898,779	19,322,557
Other current liabilities	81,480	182,242
Income tax payable	141,043	126,485
Deferred tax liability	191,880	204,266
Total Liabilities	19,470,560	23,586,179

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; nil and nil shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; nil and nil shares issued and outstanding at March 31, 2015 and December 31, 2015, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 12,396,062 and 12,390,062 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	12,396	12,390
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	59,700,778	59,698,864
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,085,381)	(1,078,300)
Accumulated deficit	(67,124,044)	(68,254,520)
Accumulated other comprehensive income	5,069,448	5,041,139
Total Shareholders’ Equity	2,014,285	860,661
Total Liabilities and Shareholders’ Equity	$21,484,845	$24,446,840

* All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) OPERATION

	For the Three Months Ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$232,046	$1,281,469
Interests on deposits with banks	2,755	5,457
Total interest and fees income	234,801	1,286,926

Interest expense
Interest expense on short-term bank loans	(30,057)	(173,166)
Net interest income	204,744	1,113,760

Provision for loan losses	(102,632)	(213,103)
Provision for direct financing lease losses	-	(610,312)
Net interest income after provision for loan losses and financing lease loses	102,112	290,345

Commissions and fees on financial guarantee services	7,891	49,855
Reversal of/(provision for) financial guarantee services	1,411,494	(278,898)
Commission and fees income/(loss) on guarantee services, net	1,419,385	(229,043)

Net Revenue	1,521,497	61,302

Non-interest income
Government incentive	-	-
Other non-interest income	-	14,585
Total non-interest income	-	14,585

Non-interest expense
Salaries and employee surcharge	(102,060)	(144,925)
Rental expenses	(18,347)	(67,876)
Business taxes and surcharge	(16,755)	(56,458)
Other operating expenses	(253,372)	(828,330)
Total non-interest expense	(390,534)	(1,097,589)

Foreign exchange loss	(487)	(568)

Income/(Loss) Before Income Taxes	1,130,476	(1,022,270)
Income tax expense	-	(134,761)
Net Income/(Loss)	1,130,476	(1,157,031)

Earnings/(Loss) per Share- Basic and Diluted	$0.091	$(0.094)
Weighted Average Shares Outstanding-Basic and Diluted	12,395,205	12,255,062

Net Income/(Loss)	1,130,476	(1,157,031)
Other comprehensive loss
Foreign currency translation adjustment	(891,546)	204,709
Comprehensive Income/(Loss)	$238,930	$(952,322)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Cash Flows from Operating Activities:
Net income/(loss)	$1,130,476	$(1,157,031)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,144	33,373
Provision for loan losses	102,632	213,103
Provision for direct financing lease losses	-	610,312
Reversal of/(provision for) financial guarantee services	(1,411,494)	278,898
Income from disposal of property and equipment	-	(14,585)
Restricted shares issued to executive officers	1,920	-
Changes in operating assets and liabilities:
Notes receivable	-	81,375
Interest receivable	-	(456,359)
Prepaid taxes	-	(20,889)
Other assets	83,691	(148,164)
Deferred tax asset, net	-	134,761
Unearned income from guarantee services and finance lease services	17,795	(53,924)
Deposit payable	-	(823,527)
Other current liabilities	(100,539)	(117,463)
Net Cash Used in Operating Activities	(155,375)	(1,440,120)

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	-	(17,290,541)
Loans collection from third parties	1,373,611	18,037,907
Payment of loans on behalf of guarantees	(36,762)	(1,998,014)
Payment of loans on behalf of a related party	-	(263,687)
Collection from guarantees for loan paid on behalf of customers	1,411,494	1,943,762
Collection of principal of finance lease, in installments	-	59,862
Deposit released from banks for financial guarantee services	89,084	-
Deposit paid to banks for financial guarantee services	(91,602)	-
Purchases of property and equipment and intangible asset	(48,162)	(1,461)
Disposal of property and equipment	-	18,635
Net Cash Provided by Investing Activities	2,697,663	506,463

Cash Flows From Financing Activities:
Repayment of short-term bank borrowings	(2,599,210)	(1,627,498)
Net Cash Used in Financing Activities	(2,599,210)	(1,627,498)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	788	8,393

Net Decrease In Cash and Cash Equivalents	(56,134)	(2,552,762)
Cash and Cash Equivalents at Beginning of Year	306,401	4,991,973
Cash and Cash Equivalents at End of Year	$250,267	$2,439,211

Supplemental Cash Flow Information
Cash paid for interest expense	$30,481	$173,166
Cash paid for income tax	$-	$20,889

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of March 31, 2016, PFL had two finance lease transactions.

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

The interim financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015, and its cash flows for the three months ended March 31, 2016 and 2015, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered an accumulated deficit of US$67,124,044 as of March 31, 2016. In addition, the Company had working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,046,339 as of March 31, 2016. As of March 31, 2016, the Company had cash and cash equivalents of US$250,267, and total short-term borrowings of US$ nil.

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

•	Bank Financing and Other Financial Support

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

•	Improvement in Working Capital Management

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending March 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three months ended March 31, 2016 and 2015, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was $3,727,830 and $2,593,611 as of March 31, 2016 and December 31, 2015, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2016 and 2015.

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

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2016 and December 31, 2015, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, loan receivables, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

(k) Foreign currency transaction and translation

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

	March 31, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.4494	6.4917

	For the three months ended March 31,
	2016	2015
Items in the statements of income and comprehensive income, and statements of cash flows	6.5405	6.1444

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board ("FASB Codification"). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes rental income from the sub-leasing of certain of the Company’s leased office space to third parties and income from disposal of property and equipment

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

(n) Financial guarantee service contract (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Guarantee	$11,729,864	$11,653,342

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “(Under)/over provision on financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 50% of contract amount as of March 31, 2016 and December 31, 2015, and made a provision of $5,728,624 and $5,691,253 as of these two reporting dates, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of $12,170,155 and $13,631,304 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the management charged off specific provision for one and one customer in the amount of $119,228 and $262,422, considering remote collectability from the customers. The total accrual for financial guarantee services amounted to $17,898,779 and $19,322,557 as of March 31, 2016 and December 31, 2015, respectively. The Company reviews the provision on a quarterly basis.

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

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of March 31, 2016, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the unaudited consolidated financial statements as of March 31, 2016 and audited consolidated financial statements as of December 31, 2015 and for the three months ended March 31, 2016 and 2015:

	March 31, 2016 (Unaudited)	December 31, 2015
Total assets	$19,942,142	$22,920,730
Total liabilities	$19,685,755	$23,932,841

	For the three months ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Revenue	$231,074	$1,292,132
Net income/(loss)	$(1,220,370)	$(209,990)

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

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

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. According to management assessment, the General Reserve is required to be no less than 1% of total loan receivable balance.

2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

3.	Specific Reserve – is based on a loan by loan basis covering losses due to risks related to the ability and intension of repayment of each customer. The reserve rate was individually assessed based on management estimate of loan collectability.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS (CONTINUED)

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

(d) Concentration risk

As of March 31, 2016 and December 31, 2015, the Company held cash of $250,267 and $306,401, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of March 31, 2016 and December 31, 2015.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers, amounting to $0.4 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the three months ended March 31, 2016 and 2015, respectively.

6.1 Loans receivable consist of the following:

	March 31, 2016 (Unaudited)	December 31, 2015

Business loans	$39,524,627	$40,498,813
Personal loans	22,637,785	22,577,907
Total Loans receivable	62,162,412	63,076,720
Allowance for loan losses
Collectively assessed	(56,144,821)	(55,595,653)
Individually assessed	-	-
Allowance for loan losses	(56,144,821)	(55,595,653)
Loans receivable, net	$6,017,591	$7,481,067

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of March 31, 2016 and December 31, 2015, the Company had 66 and 68 business loan customers, and 44 and 47 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended March 31, 2016 and 2015, a provision of $102,632 and $213,103 were charged to the consolidated statement of income, respectively. No Write-offs against allowances have occurred for the three months ended March 31, 2016 and 2015, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016 (Unaudited)	December 31, 2015

Business loans	$21,317,858	$21,907,409
Personal loans	11,139,107	10,211,501
	$32,456,965	$32,118,910

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of March 31, 2016 by type of loan:

	1-89 Days Past Due (Unaudited)	90 - 179 Days Past Due (Unaudited)	180 - 365 Days Past Due (Unaudited)	Over 1 year Past Due (Unaudited)	Total Past Due (Unaudited)	Current (Unaudited)	Total Loans (Unaudited)

Business loans	$361,277	$62,022	$8,848,998	12,406,838	$21,679,135	$17,845,492	$39,524,627
Personal loans	458,806	930,326	5,611,418	4,597,363	11,597,913	11,039,872	22,637,785

	$820,083	$992,348	$14,460,416	17,004,201	$33,277,048	$28,885,364	$62,162,412

The following table represents the aging of loans as of December 31, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$77,021	$4,313,200	$7,555,846	10,038,363	$21,984,430	$18,514,383	$40,498,813
Personal loans	924,257	1,848,514	3,749,403	4,613,583	11,135,758	11,442,149	22,577,907

	$1,001,278	$6,161,714	$11,305,249	14,651,947	$33,120,188	$29,956,532	$63,076,720

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2016 and December 31, 2015, respectively:

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

Five Categories	March 31, 2016 (Unaudited)%		December 31, 2015%

Pass	$-	-	$-	-
Special mention	-	-	-	-
Substandard	77,527	0.1%	2,695,750	4.3%
Doubtful	12,112,708	19.5%	9,841,658	15.6%
Loss	49,972,177	80.4%	50,539,312	80.1%
Total	$62,162,412	100%	$63,076,720	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of March 31, 2016:

	March 31, 2016 (Unaudited)
	Business Loans	Personal Loans	Total
Guarantee backed loans	$37,124,510	$21,602,022	$58,726,532
Pledged assets backed loans	2,400,117	1,035,763	3,435,880
Collateral backed loans	-	-	-
	$39,524,627	$22,637,785	$62,162,412

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2015:

	December 31, 2015
	Business Loans	Personal Loans	Total
Guarantee backed loans	$37,498,183	$21,510,390	$59,008,573
Pledged assets backed loans	3,000,630	1,067,517	4,068,147
Collateral backed loans	-	-	-
	$40,498,813	$22,577,907	$63,076,720

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of March 31, 2016 and December 31, 2015, guaranteed loans make up 94.5% and 93.6% of our direct loan portfolio, respectively.

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

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The management assessed the General Reserve is required to be no less than 1% of total loan receivable balance.

2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2016 and 2015:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended March 31, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Charge-offs	-	-	-
Recoveries	(80,014)	-	(80,014)
Provisions	495,683	133,499	629,182
Ending balance	35,499,407	20,645,414	56,144,821
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$35,499,407	$20,645,414	$56,144,821

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended March 31, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	-	-	-
Recoveries	-	(695,456)	(695,456)
Provisions	989,156	-	989,156
Ending balance	15,825,806	8,958,615	24,784,421
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$15,825,806	$8,958,615	$24,784,421

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of March 31, 2016:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$-	$-	$-	$8,050,438	$31,474,189	$39,524,627
Personal loans	-	-	77,527	4,062,270	18,497,988	22,637,785
	$-	$-	$77,527	$12,112,708	$49,972,177	$62,162,412

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months ended March 31, 2016 and 2015, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	March 31, 2016 (Unaudited)	December 31, 2015
Guarantee paid on behalf of guarantee service customers	$12,573,082	$14,031,603
Guarantee paid on behalf of a related party	626,897	622,807
Total	$13,199,979	$14,654,410

As of March 31, 2016 and December 31, 2015, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-one and thirty-two of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of March 31, 2016 and December 31, 2015, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of $17,898,779 and $19,322,557, respectively.

10.	OTHER ASSETS

Other assets as of March 31, 2016 and December 31, 2015 consisted  of:

	March 31, 2016 (Unaudited)	December 31, 2015
Other prepaid expense	12,404	30,809
Deposit for court filing fees and legal fees	186,338	222,934
Other receivables	48,792	39,457
	$247,534	$293,200

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	March 31, 2016 (Unaudited)	December 31, 2015

Within 1 year	$3,887,213	$3,635,411
2 years	531,837	754,810
3 years	-	-
Total minimum lease receipts	4,419,050	4,390,221
Less: amount representing interest	(357,558)	(464,100)
Present value of minimum lease receipts	$4,061,492	$3,926,121

Following is a summary of the components of the Company’s net investment in direct financing leases as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)	December 31, 2015

Total minimum lease payments to be received	$4,419,050	$4,390,221
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	4,419,050	4,390,221
Less Allowance for uncollectible	(2,876,319)	(2,857,554)
Net minimum lease payments receivable	1,542,731	1,532,667
Estimated residual value of leased property	-	-
Less: Unearned income	(357,558)	(355,255)
Net investment in direct financing lease	$1,185,173	$1,177,442

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	March 31, 2016 (Unaudited)	December 31, 2015
Furniture and fixtures	5	$22,407	$22,260
Vehicles	4	154,295	153,288
Electronic equipment	3	140,920	140,001
Leasehold improvement	3	307,755	86,418
Less: accumulated depreciation		(468,861)	(275,847)
Property and equipment, net		$156,516	$126,120

During the three months ended March 31, 2016, the Company did not dispose of any property or equipment. During the three months ended March 31, 2015, the Company disposed of two vehicles with net book value of $4,160 (original cost of $81,230, accumulated depreciation of $77,170). The Company generated non-interest income of $14,585 from the disposal.

Depreciation expense totaled $19,006 and $27,159 for the three months ended March 31, 2016 and 2015, respectively.

13.	INTANGIBLE ASSETS

Intangible asset represents the software used for P2P platform, the useful life is estimated at 3 years.

	Useful Life (years)	March 31, 2016 (Unaudited)	December 31, 2015

Software	3	$3,310	$4,435

Amortization expense totaled $1,138 and $ 6,214 for the three months ended March 31, 2016 and 2015, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	March 31, 2016 (Unaudited)	December 31, 2015

Agricultural Bank Of China	Fixed annual rate of 6.31%	From October 30, 2015 to October 30, 2016	-	2,618,729
			$-	$2,618,729

During the three months ended March 31, 2016, the Company repaid the all outstanding bank borrowings. As of March 31, 2016, the Company did not have bank loans.

As of December 31, 2015, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang Shareholders.

Interest expense incurred on short-term loans for the three months ended March 31, 2016 and 2015 were $30,057 and $ 173,166, respectively.

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

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was $31,296 and $1,610 as of March 31, 2016 and December 31, 2015, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was $48,454 and $59,692 as of March 31, 2016 and December 31, 2015, respectively.

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2016 and December 31, 2015 consisted of:

	March 31, 2016 (Unaudited)	December 31, 2015
Accrued payroll	$32,339	$85,144
Accrued office rental expenses	62,022	61,617
Other tax (recoverable)/payable	(44,501)	14,187
Other payable	31,620	21,294
	$81,480	$182,242

18.	OTHER OPERATING EXPENSE

Other operating expense for the three months ended March 31, 2016 and 2015 consisted of:

	For the three months ended
	March 31,
	2016 (Unaudited)	2015 (Unaudited)
Depreciation	$20,144	$33,373
Travel expenses	144	966
Entertainment expenses	6,758	9,130
Promotion expenses	-	260
Car expenses	10,215	17,181
Legal and consulting expenses	167,191	594,552
Bank charges	953	11,477
Audit-related expense	30,746	97,778
Other expenses	17,221	63,613
Total	$253,372	$828,330

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $11,999 and $16,605 for the three months ended March 31, 2016 and 2015, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months ended March 31, 2016 and 2015, respectively.

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

On January 13, 2016, the Company issued 6,000 unregistered shares to John Levy, the Company’s Chairman of Audit Committee, at a market value of $0.32 per share, in the total amount of $1,920, for his services provided.

As of March 31, 2016, there were 12,396,062 shares of Common Stock issued and outstanding.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the three months ended March 31, 2016 and 2015, the Company did not accrue the statutory reserve due to net loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015, respectively:

	For The Three Months Ended
	March 31,
	2016 (Unaudited)	2015 (Unaudited)

Net income/(loss) attributable to the common shareholders	$1,130,476	$(1,157,031)

Basic weighted-average common shares outstanding	12,395,205	12,255,062
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	12,395,205	12,255,062

Earnings/(Loss) per share:
Basic	$0.091	$(0.094)
Diluted	$0.091	$(0.094)

Basic earnings/(loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share were the same as basic earnings/(loss) per share due to the lack of dilutive items in the Company for the three months ended March 31, 2016 and 2015. The number of warrants is omitted from the computation as the anti-dilutive effect.

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits. For the three months ended March 31, 2016, the Company made net tax operating loss from its PRC subsidiaries and its consolidated VIE of $347,574 which will expire in the year ending December 31, 2021. As of March 31, 2016, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of $62,253,948, which will expire from the year ending December 31, 2019 to 2021. The Company recognized deferred income tax assets of $12,437,607 as of March 31, 2016. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2016 to 2021 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of $12,437,607 as of March 31, 2016.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax payable is comprised of:

	March 31, 2016 (Unaudited)	December 31, 2015

Income tax payable	$141,043	$126,485

Income tax expense for the three months ended March 31, 2016 and 2015 is comprised of:

	For The Three Months Ended
	March 31,
	2016	2015

Current income tax	$-	$-
Deferred income tax	-	134,761
Total provision for income taxes	$-	$134,761

The effective tax rates for the three months ended March 31, 2016 and 2015 are 0% and -27.74%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of March 31, 2016 and December 31, 2015, subsidy of $1,121,698 and $1,011,877 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of March 31, 2016 and December 31, 2015, the deferred tax liability amounted to $191,880 and $204,266, respectively.

As of March 31, 2016 and December 31, 2015, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

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

During the three months ended March 31, 2016, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling, the Chief Executive Officer was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company. As of March 31, 2016, all outstanding bank borrowings have been repaid.

3)	Related party balances

Amount due from related parties were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015

Chunjia Textile	$626,897	$622,807
Huichun Qin	$1,085,381	$1,078,300

As of March 31, 2016, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of $626,897. The Company accrued provision of $313,448 on the outstanding balance as of March 31, 2016.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of March 31, 2016, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of March 31, 2016 and December 31, 2015, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2015, the Company leased its new office under a lease agreement from June 1, 2015 to May 31, 2021. As a result, in October 2015, the Company terminated the lease agreement for its former principal office which agreement was to expire on September 30, 2018. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of March 31, 2016 in future periods:

Rental payments (Unaudited)

Year ending March 31, 2017	61,158
Year ending March 31, 2018	73,389
Year ending March 31, 2019	73,389
Year ending March 31, 2020	73,389
Year ending March 31, 2021	73,389
Year ending March 31, 2022	12,232
Total	$366,946

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20% . As of March 31, 2016 and December 31, 2015, the loan amount guaranteed by the Company was $11,729,864 and $11,653,342, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of March 31, 2016, the Company was involved in 106 lawsuits, among which 69 were related to its loan business and 37 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 84 of these cases with an aggregated claim of USD 39.63 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 22 cases with an aggregated claim of USD 15.02 million have not been adjudicated by the Court as of March 31, 2016.

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

On April 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $225,000 in cash and the issuance of 750,000 shares of its common stock (the “Settlement Shares”) to the class members. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

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

27.	SUBSEQUENT EVENT

1)	Receipt of NASDAQ Deficiency Notice

On April 20, 2016, the Company received a written notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In its Form 10-K for the period ended December 31, 2015, the Company reported stockholders’ equity of $860,661. Further, as of April 20, 2016, the Company did not meet the alternative compliance standards under Nasdaq Listing Rule 5550(b) of (i) a market value of listed securities of at least $35,000,000 or (ii) net income from continuing operations of $500,000 in its last completed fiscal year or in two of the last three fiscal years.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until June 6, 2016, to submit a plan to regain compliance with the minimum stockholders’ equity standard. The Company intends to promptly evaluate options available to regain compliance and to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity standard. There can be no assurance that the Company’s plan will be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

2)	Contingencies

During the period from April 1, 2016 to the date of this report, the Company was involved in 3 new lawsuits, which are related to loan business. The Company initiated legal proceedings to collect delinquent balance from the borrowers. These cases, with a claim of US$2.09  million are still at the initial stage of the litigation.

2)	Charged-off loans

During the period from April 1, 2016 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of March 31, 2016 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

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

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of March 31, 2016, we have built a $62.2 million portfolio of direct loans to 110 borrowers and a total of $11.7 million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

Results of Operations

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

	For the Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$232,046	$1,281,469	$(1,049,423)	-82%
Interests on deposits with banks	2,755	5,457	(2,702)	-50%
Total interest and fees income	234,801	1,286,926	(1,052,125)	-82%

Interest expense
Interest expense on short-term bank loans	(30,057)	(173,166)	143,109	-83%
Net interest income	204,744	1,113,760	(909,016)	-82%

Provision for loan losses	(102,632)	(213,103)	110,471	-52%
Provision for direct financing lease losses	-	(610,312)	610,312	-100%
Net interest income after provision for loan losses and financing lease loses	102,112	290,345	(283,792)	(188,233)

Commissions and fees on financial guarantee services	7,891	49,855	(41,964)	-84%
(Under)/overprovision on financial guarantee services	1,411,494	(278,898)	1,690,392	-606%
Commission and fees income/(loss) on guarantee services, net	1,419,385	(229,043)	1,648,428	-720%

Net Revenue	1,521,497	61,302	1,460,195	2382%

Non-interest income
Other non-interest income	-	14,585	(14,585)	-100%
Total non-interest income	-	14,585	(14,585)	-100%

Non-interest expense
Salaries and employee surcharge	(102,060)	(144,925)	42,865	-30%
Rental expenses	(18,347)	(67,876)	49,529	-73%
Business taxes and surcharge	(16,755)	(56,458)	39,703	-70%
Other operating expenses	(253,372)	(828,330)	574,958	-69%
Total non-interest expense	(390,534)	(1,097,589)	707,055	-64%

Foreign exchange loss	(487)	(568)	81	-14%

Income/(Loss) Before Income Taxes	1,130,476	(1,022,270)	2,152,746	-211%
Income tax expense	-	(134,761)	134,761	-100%
Net Income/(Loss)	1,130,476	(1,157,031)	2,287,507	-198%

Earnings/(Loss) per Share- Basic and Diluted	0.091	(0.094)	0.185	-197%

Weighted Average Shares Outstanding-Basic and Diluted	12,395,205	12,255,062	140,143	1%

Net Income/(Loss)	1,130,476	(1,157,031)	2,287,507	-198%
Other comprehensive loss
Foreign currency translation adjustment	(891,546)	204,709	(1,096,255)	-536%
Comprehensive Income/(Loss)	$238,930	(952,322)	1,191,252	-125%

The Company’s net income for the three months ended March 31, 2016 was $1,130,476, representing an increase of $2,287,507 or 198%, from net loss of $1,157,031 for the three months ended March 31, 2015. The increase in net income for the three months ended March 31, 2016 was the net effect of the changes in the following components:

●	a decrease in net interest income of $909,016;

●	a decrease in the provision for loan losses of $110,471, and a decrease in the provision for direct financing leases of $610,312;

●	an increase in commission and fees income on financial guarantee services of $1,648,428;

●	a decrease of provision on financial guarantee services of $1,690,392;

●	a decrease in total non-interest expense of $707,055; and

●	a decrease in income tax expense of $134,761;

The following paragraphs discuss changes in the components of net (loss)/income in greater details during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by $909,016, or 82% to $204,744 during the three months ended March 31, 2016, as compared to net interest income of $1,113,760 during the three months ended March 31, 2015.

The interests and fees on loans, direct financing leases and deposits with banks decreased by $1,049,423, or 82% from $1,281,469 for the three months ended March 31, 2015 to $232,046 for the three months ended March 31, 2016. The decrease is the combined effect of: (1) no addition of new loans or renewal of loans during the three months ended March 31, 2016, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the customers’ election to repay the principal and the interest due at the maturity instead of making monthly interest payments.

Since the beginning of 2014, People’s Bank of China continued to withdraw a significant amount of liquidity from the market, which has made it even harder for SMEs to gain access to capital. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. As of March 31, 2016, we had 110 loans with an average loan size of $565,000. During the three months ended March 31, 2016, we did not grant or renew any loans, as compared to grant of 35 loans with an average loan size of $266,000 during the three months ended March 31, 2015. As a result, the interest income generated during the three months ended March 31, 2016 declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of $2,755 during the three months ended March 31, 2016 as compared to $5,457 during the three months ended March 31, 2015. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended March 31, 2016 and 2015, respectively.

Interest expense represents interest incurred on short-term bank loans. During the three months ended March 31, 2016, the interest expense related to the loans from banks was $30,057 as compared to $173,166 for the same period last year. The interest expense incurred on short-term bank loans decreased by $143,109 or 83%. This was mainly caused by a decrease of total bank borrowing balance by $2.6 million from $2.6 million as of December 31, 2015 to $nil as of March 31, 2016.

Provision for Loan Losses

The Company’s provision for loan losses was $102,632 and $213,103 for the three months ended March 31, 2016 and 2015, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses decreased by $110,471, or 52% for the three months ended March 31, 2016, as compared to the same period last year. This is mainly due to the collection of $80,014 from charged-off customers during the three months ended March 31, 2016 and consistent loan quality period over period.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we accrued a significant allowance for loan losses as of March 31, 2016 and December 31, 2015.

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

During the year ended December 31, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of $7.1 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region. During the three months ended March 31, 2016, the Company assessed the charged-off loan balances recorded as of March 31, 2016 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of March 31, 2016, the off-balance-sheet financial guarantee amounted to $11.7 million. The commissions and fees generated from our financial guarantee services decreased from $49,855 for the three months ended March 31, 2015 to $7,891 for the three months ended March 31, 2016, representing a decrease of $41,964, or 84%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of March 31, 2016, we have provided guarantees for a total of $11.7 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of $11.6 million as of December 31, 2015.

Provision on Financial Guarantee Services

The provision on financial guarantee services changed from an accrual of provision of $278,898 for the three months ended March 31, 2015, to a reversal of provision of $1,411,494 for the three months ended March 31, 2016, representing a change of $1,690,392. The change was mainly attributable to the repayment of $1.4 million from several financial guarantee customers who were classified as “loss customers” as of December 31, 2015.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of March 31, 2016 and December 31, 2015, the Company accrued approximately 50%of contract amount as compared to 1% of contract amount as of March 31, 2015 and December 31, 2014.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the ended of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the three months ended March 31, 2016, we charged off guarantee paid on behalf of one customer against accrual for financial guarantee service in the amount of $0.12 million as compared to $nil  for the same period last year.

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

Non-Interest Expenses

Non-interest expenses decreased from $1,097,589 for the three months ended March 31, 2015 to $390,534 for the three months ended March 31, 2016, representing a decrease of $707,055 or 64%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The decrease was mainly attributable to a decrease of salaries and employee surcharge by $42,865, or 30% and a decrease of other operating expenses by $574,958, or 69%. Other operating expenses were lower during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to a decrease in legal and consulting fee of $427,361 and a decrease in audit-related expenses of $67,032. Professionals, including lawyers and accountants were engaged in investigation of Mr. Qin’s misappropriation of RMB 7 million during the three months ended March 31, 2015.

Income Tax

Income tax expenses decreased from $134,761 for three months ended March 31, 2015 to nil for three months ended March 31, 2016. The decrease in income tax is mainly attributable to the net operating loss carryforward from December 31, 2015, which can be utilized to offset the taxable income generated during the three months ended March 31, 2016. As a result, nil income tax expenses was accrued during the three months ended March 31, 2016.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months ended March 31, 2016, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the three months ended March 31, 2016, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of March 31, 2016 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below $465,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individual with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of March 31, 2016, our loan balance remained stable as compared to that as of December 31, 2015 with a decrease of $974,186 in business loan and an increase of $59,878 in personal loan.

The following table sets forth the classification of loans receivable as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016 (Unaudited) Amount	Percent of Total	December 31, 2015 Amount	Percent of Total

Business loans	$39,524,627	63.58%	$40,498,813	64.21%
Personal loans	22,637,785	36.42%	22,577,907	35.79%
Total Loans receivable	$62,162,412	100%	$63,076,720	100%

Nonaccrual loans totaled $32.46 million, or 52.21% of loans receivable as of March 31, 2016, as compared with $31.12 million, or 50.92% of loans receivable, as of December 31, 2015. The allowance for loan losses was $56.14 million, representing 90.32% of loans receivable and 172.98% of non-accrual loans as of March 31, 2016. As of December 31, 2015, the allowance for loan losses was $55.60 million, representing 88.14% of loans receivable and 173.09% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016 (Unaudited)	December 31, 2015

Nonaccrual loans	$32,456,965	$31,118,910
Allowance for loan losses	$56,144,822	$55,595,654
Loans receivable	$62,162,412	$63,076,720
Total assets	$21,484,845	$24,446,840
Nonaccrual loans to loans receivable	52.21%	50.92%
Nonperforming assets to total assets	151.07%	127.29%
Allowance for loan losses to loans receivable	90.32%	88.14%
Allowance for loan losses to non-accrual loans	172.98%	173.09%

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of March 31, 2016.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans, and public offerings of securities. As a result of our total cash activities, net cash decreased from $306,401 as of December 31, 2015 to $250,267 as of March 31, 2016.

These and other factors disclosed in this annual report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

Going Concern

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

Bank Financing and Other Financial Support

On October 30, 2015, the Company entered into a borrowing agreement with Agriculture Bank of China for a one-year bank facility of RMB 29 million (or approximately $4 million). As of March 23, 2016, the Company has paid off all outstanding bank borrowings. The Company may use this bank credit line in the next few months and lend new direct loans to customers if the economic condition in Wujiang area improves. The credit line is guaranteed by Wujiang Luxiang Shareholders and can be renewed with a prior written application to Agriculture Bank of China.

Meanwhile, the Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into WujiangLuxiang.

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending March 31, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015, respectively:

	For the three months ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Net cash used in operating activities	$(155,375)	$(1,440,120)
Net cash provided by investing activities	2,697,663	506,463
Net cash used in financing activities	(2,599,210)	(1,627,498)
Effects of exchange rate changes on cash	788	8,393
Net cash outflow	$(56,134)	$(2,552,762)

Net Cash Used in Operating Activities

During the three months ended March 31, 2016, we had a cash inflow from operating activities of $155,375, a decrease of $1,284,745 as compared to $1,440,120 for the same period last year. We generated a net income for the three months ended March 31, 2016 of $1,130,476, a change of $2,287,507 from the three months ended March 31, 2015, during which we incurred a net loss of $1,157,031. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●

A reversal of provision on financial guarantee services of $1,411,494 was made during the three months ended March 31, 2016 due to payments from certain financial guarantee customers who were previously classified as “loss customers” as of December 31, 2015, as compared to an accrual of provision on financial guarantee services of $278,898 was made during the three months ended March 31, 2015;

●	The decrease in changes in interest receivable by $456,359. The interest receivable increased by nil and $456,359 as of March 31, 2016 and 2015, respectively, as compared to December 31, 2015 and 2014. This is mainly attributable to a significant increase in long-aged loans during the three months ended March 31, 2016, leading to reversal of interest receivable;

●	The decrease in changes in other receivable by $231,855. The other asset decreased by $83,691 while increased by $148,164 as of March 31, 2016 and 2015, respectively, as compared to December 31, 2015 and 2014. This is mainly attributable to a significant decrease in court filing fees and legal fees which were claimed from default customers in legal cases adjudicated by the Court in favor of the Company.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $2,697,663 as compared to net cash provided by investing activities of $506,463 for the three months ended March 31, 2015. The cash provided by investing activities for the three months ended March 31, 2016 was mainly collection of principals of $1,373,611 from third party customers of direct loan business, and payments of $1,411,494 from third party customers of financial guarantee services. The cash provided by investing activities for the three months ended March 31, 2015 was mainly caused by payment on behalf of default guarantees of $1,998,014, loan disbursement to third party customers of $17,290,541, netting off collection from guarantees for loan paid on behalf of $1,943,762, collection from direct loan business of $18,037,907, and installment repayment from direct financing lease customers of $59,862.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 totaled $2,599,210 as compared to net cash used in financing activities of $1,627,498 for the three months ended March 31, 2015. The cash used in financing activities for the three months ended March 31, 2016 and 2015 was mainly attributable the repayment of bank borrowing of $2,599,210 and $1,627,498, respectively.

Contractual Obligations

As of March 31, 2016, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period (Unaudited)
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	$-	$-	$-	$-	$-	$-
Operating lease (2) (3)	366,946	61,158	73,389	73,389	146,778	12,232
	$366,946	$61,158	$73,389	$73,389	$146,778	$12,232

(1)	As of March 31, 2016, the Company repaid all outstanding bank borrowings. The bank borrowings bear an average annual interest rate of 6.31%.

(2)	Our prior lease for our office in Wujiang commenced on October 1, 2013 and would expire on December 31, 2018. In October 2015, we terminated this office lease as we leased a new office (see note 3). No penalty was paid for early termination.

(3)	During the year ended December 31, 2015, we leased a new office. The new lease commenced on June 1, 2015 and will expire on May 31, 2021. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	March 31, 2016 (Unaudited)	December 31, 2015
Guarantee	$11,729,864	$11,653,342

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

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board ("FASB Codification"). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes rental income from the sub-leasing of certain of the Company’s leased office space to third parties and income from disposal of property and equipment

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

In addition, the Company calculates the provision amount as below:

1. General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. According to management assessment, the General Reserve is required to be no less than 1% of total loan receivable balance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business. As of March 31, 2016, the Company was involved in 106 lawsuits, among which 69 were related to its loan business and 37 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 84 of these cases with an aggregated claim of $39.63 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 22 cases with an aggregated claim of $15.02 million have not been adjudicated by the Court as of March 31, 2016.

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

On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.) (the “Securities Class Action”).

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

On April 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $225,000 in cash and the issuance of 750,000 shares of its common stock (the “Settlement Shares”) to the class members. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13 and April 27, 2016, the Company issued 6,000 and 15,000 shares of its common stock, respectively, to John Levy, the director of the Company, for his services provided. On April 27, 2016, the Company issued 190,000 shares of its common stock to Jingen Lin, the Company’s CEO, and 155,000 shares of its common stock to Long Yi, the Company’s CFO, for their services provided.

The shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof as transactions by the Company not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Resignation of Qinyan Yang

On May 12, 2016, Ms. Qinyan Yang tendered her resignation to the Board of Directors (the “Board”) of China Commercial Credit, Inc. (the “Company”), effective immediately. The reason for Ms. Yang’s resignation is personal and is not in connection with any disagreement with the Company on any matter.

Appointment of Weiliang Jie

Effective May 15, 2016, the Board appointed Mr. Weiliang Jie to fill the vacancy created by the resignation of Ms. Yang. In addition to serving on the Board, Mr. Jie will serve on the Board’s Audit, Nominating and Corporate Governance, and Compensation committees. Mr. Jie will also serve as the chair of the Compensation Committee.

Mr. Jie, age 28, is currently working as the General Manager at Shenzhen Yilegou Mobile Technology Co, Ltd., an e-commerce technology and service company. From 2008 through 2015, he was the Marketing Manager at Shenzhen Tianhe Union Technology Co, Ltd., a company engaging in business aviation services and network technology development. Prior to that he worked at Shenzhen Mango Travel Service Co., Ltd.

There are no understandings or arrangements between Mr. Jie and any other person pursuant to which Mr. Jie was selected as a director. There is no family relationship between Mr. Jie and any director or executive officer of the Company. Mr. Jie has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Jie has entered into independent director agreements (the “Offer Letter”) with the Company, which establishes terms and conditions governing his service on the Company’s Board. Pursuant to the Offer Letter, Mr. Jie will not receive any compensation for his services on the Board but will be reimbursed for reasonable and approved expenses incurred in connection with his performance of services as a director. The Offer Letter is qualified in its entirety by reference to the complete text of the agreement, which is filed hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1*	Director Offer Letter, dated May 15, 2016 by and between the Company and Weiliang Jie
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2016	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Jingen Lin
Jingen Lin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

10.1*	Director Offer Letter, dated May 15, 2016 by and between the Company and Weiliang Jie
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

