Form 10-Q
period 2016-09-30
China Commercial Credit Inc
filed 2016-11-14
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, 16,637,679 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016 (Unaudited)	2015
ASSETS
Cash	$1,167,361	$306,401
Restricted cash	9,925	388,361
Notes receivable	142,424	15,404
Loans receivable, net of allowance for loan losses of $54,104,303 and $55,595,653 for September 30, 2016 and December 31, 2015, respectively	5,436,035	7,481,067
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,542,163 and $2,857,554 for September 30, 2016 and December 31, 2015, respectively	907,017	1,177,442
Due from a related party	1,918,977	-
Property and equipment, net	120,493	126,120
Intangible asset	969	4,435
Guarantee paid on behalf of guarantee service customers	12,147,982	14,031,603
Guarantee paid on behalf of related party	324,005	622,807
Other assets	277,403	293,200
Total Assets	$22,452,591	$24,446,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$-	$2,618,729
Deposits payable	779,584	1,070,598
Unearned income from financial guarantee services and finance lease services	36,406	61,302
Accrual for financial guarantee services	18,309,981	19,322,557
Other current liabilities	297,059	182,242
Income tax payable	162,206	126,485
Deferred tax liability	158,980	204,266
Total Liabilities	19,744,216	23,586,179

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; nil and nil shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; nil and nil shares issued and outstanding at September 30, 2015 and December 31, 2015, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 16,137,679 and 12,390,062 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	16,138	12,390
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	62,514,540	59,698,864
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,049,441)	(1,078,300)
Accumulated deficit	(69,460,635)	(68,254,520)
Accumulated other comprehensive income	5,246,685	5,041,139
Total Shareholders’ Equity	2,708,375	860,661
Total Liabilities and Shareholders’ Equity	$22,452,591	$24,446,840

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$722,117	$156,498	$1,203,663	$2,345,493
Interests on deposits with banks	263	7,054	3,526	15,378
Total interest and fee income	722,380	163,552	1,207,189	2,360,871

Interest expense				-
Interest expense on short-term bank loans	-	(96,880)	(30,057)	(422,710)
Net interest income	722,380	66,672	1,177,132	1,938,161

Reversal of provision /(Provision) for loan losses	226,694	(29,210,186)	133,177	(30,762,076)
Reversal of provision /(Provision) for direct financing lease losses	242,180	(163,922)	242,180	343,612
Net interest income /(loss) after provision for loan losses and financing lease losses	1,191,254	(29,307,436)	1,552,489	(28,480,303)

Commissions and fees on financial guarantee services	9,117	24,565	26,308	120,623
(Provision)/Reversal of provision for financial guarantee services	(599,808)	(7,322,936)	385,352	(9,035,700)
Commission and fee (loss) /income on guarantee services, net	(590,691)	(7,298,371)	411,660	(8,915,077)

Net Revenue/(Loss)	600,563	(36,605,807)	1,964,149	(37,395,380)

Non-interest income
Other non-interest income	-	19,439	48,945	34,024
Total non-interest income	-	19,439	48,945	34,024

Non-interest expense
Salaries and employee surcharge	(120,130)	(131,778)	(548,978)	(654,729)
Rental expenses	(28,132)	(83,501)	(64,850)	(223,786)
Business taxes and surcharge	9,617	(12,008)	(21,798)	(94,119)
Other operating expenses	(1,086,092)	(348,094)	(2,583,027)	(1,692,323)
Total non-interest expense	(1,224,737)	(575,381)	(3,218,653)	(2,664,957)

Foreign exchange (loss)/gain	(271)	1,194	(557)	(8,550)

Loss Before Income Taxes	(624,445)	(37,160,555)	(1,206,116)	(40,034,863)
Income tax expense/(credit)	-	58,609	-	(594,650)
Net Loss	(624,445)	(37,101,946)	(1,206,116)	(40,629,513)

Loss per Share- Basic and Diluted	$(0.039)	$(2.994)	$(0.086)	$(3.295)
Weighted Average Shares Outstanding-Basic and Diluted	15,889,853	12,390,062	14,026,815	12,330,721

Net Loss	(624,445)	(37,101,946)	(1,206,116)	(40,629,513)
Other comprehensive income/(loss)
Foreign currency translation adjustment	260,803	(1,352,337)	205,546	(973,282)
Comprehensive Loss	$(363,642)	$(38,454,283)	$(1,000,570)	$(41,602,795)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2016 (Unaudited)	2015 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,206,116)	$(40,629,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,455	89,841
(Reversal of provision) /Provision for loan losses	(133,177)	30,762,076
Reversal of provision for direct financing lease losses	(242,180)	(343,612)
(Reversal of provision)/ Provision for financial guarantee services	(385,352)	9,035,700
Deferred tax (credit)/expense	(40,364)	587,141
Income from disposal of property and equipment	(48,945)	(14,585)
Restricted shares issued to executive officers and professional services	1,354,424	248,400
Provision for settlement expenses against legal proceedings	465,000	-
Changes in operating assets and liabilities:
Interest receivable	-	473,968
Other assets	8,060	(258,035)
Unearned income from guarantee services and finance lease services	(23,572)	(96,730)
Other current liabilities	118,255	(30,910)
Income tax payable	39,641	(16,845)
Net Cash Used in Operating Activities	(47,871)	(193,104)

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	-	(17,934,721)
Loans collection from third parties	2,147,593	23,623,776
Payment of loans on behalf of guarantees	(127,886)	(5,639,237)
Payment of loans on behalf of a related party	-	(263,687)
Collection from guarantees for loan paid on behalf of customers	1,825,730	749,980
Collection of principal of finance lease, in installments	484,361	422,199
Deposit released from banks for financial guarantee services	801,530	1,870,298
Deposit paid to banks for financial guarantee services	(694,403)	(303,634)
Purchases of property and equipment and intangible asset	(48,342)	(1,461)
Disposal of property and equipment	56,557	18,635
Short-term loan paid to a related party	(1,945,224)	-
Net Cash Provided by Investing Activities	2,499,916	2,542,148

Cash Flows From Financing Activities:
Cash raised in private placement	1,000,000	-
Repayment of short-term bank borrowings	(2,600,832)	(6,641,289)
Net Cash Used in Financing Activities	(1,600,832)	(6,641,289)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9,747	(35,845)

Net Increase/(Decrease) In Cash and Cash Equivalents	860,960	(4,328,090)
Cash and Cash Equivalents at Beginning of Period	306,401	4,991,973
Cash and Cash Equivalents at End of Period	$1,167,361	$663,883

Supplemental Cash Flow Information
Cash paid for interest expense	$30,057	$422,710
Cash paid for income tax	$-	$3,563

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of September 30, 2016, PFL had two finance lease transactions.

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

(a) Basis of presentation and principle of consolidation

The interim financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company has suffered an accumulated deficit of US$69,460,635 as of September 30, 2016. In addition, the Company had working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,745,893, as of September 30, 2016. As of September1 30, 2016, the Company had cash and cash equivalents of US$1,167,361, and total short-term borrowings of US$ nil.

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

●	Financial Support

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending September 30, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

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

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three and nine months ended September 30, 2016 and 2015, there was no one customer that accounted for more than 10% of the Company's revenue.

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

The interest reversed due to the above reason was US$3,955,890 and US$2,593,611 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three and nine months ended September 30, 2016 and 2015.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of September 30, 2016 and December 31, 2015, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, loan receivables, other receivable, short-term bank loans, deposits payable and accrued expenses, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	September 30, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.6702	6.4917

	For the nine months ended September 30,
	2016	2015
Items in the statements of income and comprehensive income, and statements of cash flows	6.5802	6.1735

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

	September 30, 2016 (Unaudited)	December 31, 2015
Guarantee	$11,341,455	$11,653,342

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 50% or 100% of contract amount as of September 30, 2016 and December 31, 2015, and made a provision of US$6,015,092 and US$5,691,253 as of these two reporting dates, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of US$12,294,889 and US$13,631,304 as of September 30, 2016 and December 31, 2015, respectively. The total accrual for financial guarantee services amounted to US$18,309,981 and US$19,322,557 as of September 30, 2016 and December 31, 2015, respectively. The Company reviews the provision on a quarterly basis.

The Company provided provision of US$385,352 and reversed provision of US$9,035,700 for the nine months ended September, 2016 and 2015, respectively. The provision for the financial guarantee services was US$599,808 and US$7,322,936 for the three months ended September 30, 2016 and 2015, respectively.

During nine months ended September 30, 2016 and December 31, 2015, the management charged off specific provision for one and one customer in the amount of US$116,856 and US$262,422, considering remote collectability from the customers. The Company charged off US $Nil and US$262,422 for the three months ended September 30, 2016 and 2015, respectively.

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

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On September 26, 2012, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Wujiang Luxiang and the Wujiang Luxiang Shareholders.

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of September 30, 2016, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the unaudited consolidated financial statements as of September 30, 2016 and audited consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016 (Unaudited)	December 31, 2015
Total assets	$20,216,911	$22,920,730
Total liabilities	$20,267,692	$23,932,841

	For the three months ended September 30,		For the nine months ended September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Revenue	$672,646	$120,929	$1,151,308	$2,272,057
Net income/(loss)	$2,807	$(36,925,013)	$910,203	$(40,083,818)

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

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

(d) Concentration risk

As of September 30, 2016 and December 31, 2015, the Company held cash of US$1,167,361 and US$306,401, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of September 30, 2016 and December 31, 2015.

5.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months. However, due to high default rate in the financial guarantee services, the Company narrowed its financial guarantee business from the year ended December 31, 2015. As a result, the Company did not continue guarantor agreements with banks and was not subject to restrictions on deposits in banks. As of September 30, 2016 and December 31, 2015, the balances of restricted cash were minimal, amounting to US$0.01 million and US$0.4 million, respectively.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the nine months ended September 30, 2016 and 2015, respectively.

6.1 Loans receivable consist of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Business loans	$37,913,015	$40,498,813
Personal loans	21,627,323	22,577,907
Total Loans receivable	59,540,338	63,076,720
Allowance for loan losses
Collectively assessed	(54,104,303)	(55,595,653)
Individually assessed	-	-
Allowance for loan losses	(54,104,303)	(55,595,653)
Loans receivable, net	$5,436,035	$7,481,067

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of September 30, 2016 and December 31, 2015, the Company had 66 and 68 business loan customers, and 42 and 47 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended September 30, 2016 and 2015, a reversal of provision of US$226,694 and a provision of US$29,210,186 were charged to the consolidated statement of income, respectively. For the nine months ended September 30, 2016 and 2015, a reversal of provision of US$133,177 and a provision of US$30,762,076 were charged to the consolidated statement of income, respectively. No Write-offs against allowances have occurred for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016 (Unaudited)	December 31, 2015

Business loans	$28,914,735	$21,907,409
Personal loans	11,867,525	10,211,501
	$40,782,260	$32,118,910

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of September 30, 2016 by type of loan:

	1-89 Days Past Due (Unaudited)	90 - 179 Days Past Due (Unaudited)	180 - 365 Days Past Due (Unaudited)	Over 1 year Past Due (Unaudited)	Total Past Due (Unaudited)	Current (Unaudited)	Total Loans (Unaudited)

Business loans	$8,998,280	$4,950,601	$7,080,726	16,883,408	$37,913,015	$-	$37,913,015
Personal loans	9,714,822	-	4,627,883	7,239,642	21,582,347	44,976	21,627,323
	$18,713,102	$4,950,601	$11,708,609	24,123,050	$59,495,362	$44,976	$59,540,338

The following table represents the aging of loans as of December 31, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$77,021	$4,313,200	$7,555,846	10,038,363	$21,984,430	$18,514,383	$40,498,813
Personal loans	924,257	1,848,514	3,749,403	4,613,584	11,135,758	11,442,149	22,577,907
	$1,001,278	$6,161,714	$11,305,249	14,651,947	$33,120,188	$29,956,532	$63,076,720

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of September 30, 2016 and December 31, 2015, respectively:

Five Categories	September 30, 2016 (Unaudited)%		December 31, 2015%

Pass	$-	-	$-	-
Special mention	-	-	-	-
Substandard	-	-	2,695,750	4.3%
Doubtful	10,872,069	18.3%	9,841,658	15.6%
Loss	48,668,269	81.7%	50,539,312	80.1%
Total	$59,540,338	100%	$63,076,720	100%

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2016:

	September 30, 2016 (Unaudited)
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,592,373	$20,760,785	$56,353,158
Pledged assets backed loans	2,320,642	866,538	3,187,180
Collateral backed loans	-	-	-
	$37,913,015	$21,627,323	$59,540,338

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2015:

	December 31, 2015
	Business Loans	Personal Loans	Total
Guarantee backed loans	$37,498,183	$21,510,390	$59,008,573
Pledged assets backed loans	3,000,630	1,067,517	4,068,147
Collateral backed loans	-	--	-
	$40,498,813	$22,577,907	$63,076,720

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of September 30, 2016 and December 31, 2015, guaranteed loans make up 94.6% and 93.6% of our direct loan portfolio, respectively.

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended September 30, 2016 and 2015:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended September 30, 2016
Beginning balance	$34,326,727	$20,161,476	$54,488,203
Charge-offs	-	-	-
Recoveries	(50,612)	(121,435)	(172,047)
Provisions	(360)	-	(360)
Foreign exchange impact	(133,237)	(78,256)	(211,493)
Ending balance	34,142,518	19,961,785	54,104,303
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,142,518	$19,961,785	$54,104,303

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended September 30, 2015
Beginning balance	$16,598,522	$9,597,444	$26,195,966
Charge-offs	(26,341,752)	(14,792,268)	(41,134,020)
Recoveries	-	-	-
Provisions	18,839,288	10,275,122	29,114,410
Ending balance	9,096,058	5,080,298	14,176,356
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$9,096,058	$5,080,298	$14,176,356

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2016 and 2015:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Charge-offs		-	-
Recoveries	(127,977)	(1,155)	(129,132)
Provisions	125,729	-	125,729
Foreign exchange impact	(938,972)	(548,975)	(1,487,947)
Ending balance	34,142,518	19,961,785	54,104,303
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,142,518	$19,961,785	$54,104,303

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	(26,341,752)	(14,792,268)	(41,134,020)
Recoveries	-	(56,627)	(56,627)
Provisions	20,601,160	10,275,122	30,876,282
Ending balance	9,096,058	5,080,298	14,176,356
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$9,096,058	$5,080,298	$14,176,356

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of September 30, 2016:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$-	$-	$-	$7,540,994	$30,372,021	$37,913,015
Personal loans	-	-	-	3,331,075	18,296,248	21,627,323
	$-	$-	$-	$10,872,069	$48,668,269	$59,540,338

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015, respectively.

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	September 30, 2016 (Unaudited)	December 31, 2015
Guarantee paid on behalf of guarantee service customers	$12,147,982	$14,031,603
Guarantee paid on behalf of a related party	324,005	622,807
Total	$12,471,987	$14,654,410

As of September 30, 2016 and December 31, 2015, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-three and thirty-two of its guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of September 30, 2016 and December 31, 2015, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of US$18,309,981 and US$19,322,557, respectively.

10.	OTHER ASSETS

Other assets as of September 30, 2016 and December 31, 2015consisted of:

	September 30, 2016 (Unaudited)	December 31, 2015
Other prepaid expense	11,993	30,809
Deposit for court filing fees and legal fees	219,595	222,934
Other receivables	45,815	39,457
	$277,403	$293,200

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.73 million, with a lease term of 2 years. The lease bears an interest rate of 10.36% per annum.

On October 13, 2014, PFL entered into another finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.88 million. The lease bears an interest rate of 11.11% per annum.

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	September 30, 2016 (Unaudited)	December 31, 2015

Within 1 year	$3,674,541	$3,635,411
2 years	73,461	754,810
3 years	-	-
Total minimum lease receipts	3,748,002	4,390,221
Less: amount representing interest	(298,822)	(464,100)
Present value of minimum lease receipts	$3,449,180	$3,926,121

Following is a summary of the components of the Company’s net investment in direct financing leases as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)	December 31, 2015

Total minimum lease payments to be received	$3,748,002	$4,390,221
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	3,748,002	4,390,221
Less Allowance for uncollectible	(2,542,163)	(2,857,554)
Net minimum lease payments receivable	1,205,839	1,532,667
Estimated residual value of leased property	-	-
Less: Unearned income	(298,822)	(355,255)
Net investment in direct financing lease	$907,017	$1,177,442

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2016 (Unaudited)	December 31, 2015
Furniture and fixtures	5	$21,665	$22,260
Vehicles	4	-	153,288
Electronic equipment	3	136,719	140,001
Leasehold improvement	3	297,563	86,418
Less: accumulated depreciation		(335,454)	(275,847)
Property and equipment, net		$120,493	$126,120

During the nine months ended September 30, 2016, the Company disposed of one vehicle with net book value of US$7,459 (original cost of US$149,186, accumulated depreciation of US$141,727). The Company generated non-interest income of US$48,945 from the disposal.

During the nine months ended September 30, 2015, the Company disposed of two vehicles with net book value of US$4,073 (original cost of US$81,459, accumulated depreciation of $77,386). The Company generated non-interest income of US$14,585 from the disposal.

Depreciation expense totaled US$11,053 and US$27,107 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense totaled US$43,062 and US$81,245 for the nine months ended September 30, 2016 and 2015, respectively.

13.	INTANGIBLE ASSETS

Intangible asset represents the software used for P2P platform, the useful life is estimated at 3 years.

	Useful Life (years)	September 30, 2016 (Unaudited)	December 31, 2015

Software	3	$969	$4,435

Amortization expense totaled US$1,115 and US$1,205 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense totaled US$3,393 and US$8,596 for the nine months ended September 30, 2016 and 2015, respectively.

14.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	September 30, 2016 (Unaudited)	December 31, 2015

Agricultural Bank Of China	Fixed annual rate of 6.31%	From October 30, 2015 to October 30, 2016	-	2,618,729
			$-	$2,618,729

During the nine months ended September 30, 2016, the Company repaid the all outstanding bank borrowings. As of September 30, 2016, the Company did not have bank loans.

As of December 31, 2015, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang Shareholders.

Interest expense incurred on short-term loans for the three months ended September 30, 2016 and 2015 were US$nil and US$152,664, respectively. Interest expense incurred on short-term loans for the nine months ended September 30, 2016 and 2015 were US$30,057 and US$325,830, respectively.

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

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was US$12,044 and $1,610 as of September 30, 2016 and December 31, 2015, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from financing leasing services was US$24,362 and US$59,692 as of September 30, 2016 and December 31, 2015, respectively.

17.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016 (Unaudited)	December 31, 2015
Accrued payroll	$30,938	$85,144
Accrued office rental expenses	52,472	61,617
Other accrued expenses	24,930	-
Other tax (recoverable)/payable	(46,241)	14,187
Accrued provision for cash settlement against legal proceedings	225,000	-
Other payable	9,960	21,294
	$297,059	$182,242

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

18.	OTHER OPERATING EXPENSE

Other operating expense for the three and nine months ended September 30, 2016 and 2015 consisted of:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Depreciation and amortization	$12,168	$27,829	$46,455	$89,841
Travel expenses	9,647	1,807	13,134	7,669
Entertainment expenses	42	334	11,970	15,604
Promotion expenses	-	-	-	260
Legal and consulting expenses	1,002,804	164,573	1,642,316	998,094
Car expenses	3,726	12,897	21,541	40,813
Bank charges	540	10,613	2,256	33,011
Audit-related expense	31,382	25,329	100,955	255,779
Provision for settlement against legal proceedings	-	-	690,000	-
Other expenses	25,783	104,712	54,400	251,252
Total	$1,086,092	$348,094	$2,583,027	$1,692,323

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were US$4,532 and US$15,109 for the three months ended September 30, 2016 and 2015, respectively. The contributions made by the Company were US$27,520 and US$52,743 for the nine months ended September 30, 2016 and 2015, respectively.

20.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three and nine months ended September 30, 2016 and 2015, respectively.

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

On April 15, 2016, the Company issued 637,592 unregistered shares to Pearlman Schenider LLP, the Company’s legal consultant, at a market value of US$0.58 per share, in the total amount of US$369,803, for the services provided.

On April 27, 2016, the Company issued 15,000, 195,000 and 155,000 unregistered shares to John Levy, the Company’s Chairman of Audit Committee, Jingeng Ling, the Company’s Former Chief Executive Officer, and Long Yi, the Company’s Chief Financial Officer, respectively. The shares were issued at a market value of US$0.58 per share, in the total amount of US$211,700, for the services provided.

On June 8, 2016, the Company closed a private placement to a third party individual investor to issue 2,439,025 common shares, at a per share price of US$0.41, in the total amount of US$1,000,000. This transaction was at arm’s length. The shares shall be authorized for listing on the NASDAQ capital market before closing, and the net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

On September 14, 2016, the Company issued 300,000 restricted shares to Shanchun Huang, the designee of Wealth Index Capital Limited, for the consulting services provided. The shares were issued at a market value of US$2.57, in the total amount of $771,000.

As of September 30, 2016, there were 16,137,679 shares of Common Stock issued and outstanding.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the three and nine months ended September 30, 2016 and 2015, the Company did not accrue the statutory reserve due to net loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015, respectively:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)

Net loss attributable to the common shareholders	$(624,445)	$(37,101,946)	$(1,206,116)	$(40,629,513)

Basic weighted-average common shares outstanding	15,889,853	12,390,062	14,026,815	12,330,721
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	15,889,853	12,390,062	14,026,815	12,330,721

Loss per share:
Basic	$(0.039)	$(2.994)	$(0.086)	$(3.295)
Diluted	$(0.039)	$(2.994)	$(0.086)	$(3.295)

Basic loss per share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share were the same as basic loss per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2016 and 2015. The number of warrants is omitted from the computation as the anti-dilutive effect.

24.	INCOME TAXES AND TAX PAYABLE

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits. For the nine months ended September 30, 2016, the Company made net tax operating profit from its PRC subsidiaries and its consolidated VIE of US$422,684. As of September 30, 2016, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of US$61,463,690, which will expire from the year ending December 31, 2019 to 2021. The Company recognized deferred income tax assets of US$11,739,850 as of September 30, 2016. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2016 to 2021 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of US$11,739,850 as of September 30, 2016.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX PAYABLE (CONTINUED)

Income tax payable is comprised of:

	September 30, 2016 (Unaudited)	December 31, 2015

Income tax payable	$162,206	$126,485

Income tax expense for the nine months ended September 30, 2016 and 2015 is comprised of:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
Current income tax (credit)/expense	$-	$(53,999)	$-	$7,508
Deferred income tax (credit)/expense	-	(4,610)	-	587,142
Total provision for income taxes	$-	$(58,609)	$-	$594,650

The effective tax rates for the nine months ended September 30, 2016 and 2015 are 0% and 1.49%, respectively.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of September 30, 2016 and December 31, 2015, subsidy of US$1,010,391 and US$1,011,877 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of September 30, 2016 and December 31, 2015, the deferred tax liability amounted to US$158,980 and US$204,266, respectively.

As of September 30, 2016 and December 31, 2015, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Rongshengda Investment Holding Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Suzhou Dingli Real Estate Co., Ltd.	Controlled by Former Chief Executive Officer
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the nine months ended September 30, 2016, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling, the Former Chief Executive Officer was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company. Before September 30, 2016, all outstanding bank borrowings have been repaid.

During the nine months ended September 30, 2016, the Company made a loan of US$1,945,224  to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. The loan was agreed to return by November 30, 2016. Due to the short-term borrowing, the Company did not charge any interest or fees. As of September 30, the balance is still outstanding.

3)	Related party balances

Amount due from related parties were as follows:

	September 30, 2016 (Unaudited)	December 31, 2015

Suzhou Rongshengda Investment Holding Co., Ltd.	$1,918,977	$-
Chunjia Textile	324,005	622,807
Huichun Qin	$1,049,441	$1,078,300

As of September 30, 2016, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$324,005. The Company accrued provision of US$162,002 on the outstanding balance as of September 30, 2016.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of September 30, 2016, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of September 30, 2016 and December 31, 2015, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2015, the Company leased its new office under a lease agreement from June 1, 2015 to May 31, 2021. As a result, in October 2015, the Company terminated the lease agreement for its former principal office which agreement was to expire on September 30, 2018. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of September 30, 2016 in future periods:

Rental payments (Unaudited)

Year ending September 30, 2017	59,968
Year ending September 30, 2018	71,962
Year ending September 30, 2019	71,962
Year ending September 30, 2020	71,962
Year ending September 30, 2021	47,975
Total	$323,829

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20% . As of September 30, 2016 and December 31, 2015, the loan amount guaranteed by the Company was US$11,341,455 and US$11,653,342, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. During nine months ended September 30, 2016, the Company was involved in 123 lawsuits, among which 85 were related to its loan business and 38 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 88 of these cases with an aggregated claim of USD 42.14 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 35 cases with an aggregated claim of USD 29 million have not been adjudicated by the Court as of September 30, 2016.

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

1) Receipt of NASDAQ Deficiency Notice

On November 4, 2016, the Company received a written notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company is no longer in compliance with the minimum Market Value of Listed Securities requirement for continued listing on the Nasdaq Capital Market. Nasdaq 5550(b)(2) requires listed companies to maintain a minimum Market Value of Listed Securities of at least $35 million. Further, as of November 4, 2016, the Company did not meet the alternative compliance standards under Nasdaq Listing Rule 5550(b) of (i) net income from continuing operations of $500,000 in its last completed fiscal year or in two of the last three fiscal years, or (ii) stockholders' equity of at least $2.5 million.

The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq provided the Company a compliance period of 180 calendar days, or until May 3, 2017, to regain compliance. The Company intends to promptly evaluate options available to regain compliance and to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity standard. There can be no assurance that the Company’s plan will be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

2) Charged-off loans

During the period from October 1, 2016 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of September 30, 2016 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of September 30, 2016, we have built a USUS$59.5 million portfolio of direct loans to 108 borrowers and a total of USUS$11.3 million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of US$5.51 million (one with a monthly principle and interest income approximating US$81,600 for the period during November 13, 2014 to May 12, 2015, and approximating US$80,000 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income approximating US$342,800). We do not currently have further funds to deploy in the financial leasing business.

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

Results of Operations

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

	For the Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$722,117	$156,498	565,619	361%
Interests on deposits with banks	263	7,054	(6,791)	-96%
Total interest and fee income	722,380	163,552	558,828	342%

Interest expense
Interest expense on short-term bank loans	-	(96,880)	96,880	-100%
Net interest income	722,380	66,672	655,708	983%

Reversal of provision /(Provision) for loan losses	226,694	(29,210,186)	29,436,880	-101%
Reversal of provision /(Provision) for direct financing lease losses	242,180	(163,922)	406,102	-248%
Net interest income /(loss) after provision for loan losses and financing lease losses	1,191,254	(29,307,436)	30,498,690	104%

Commissions and fees on financial guarantee services	9,117	24,565	(15,448)	-63%
Provision for financial guarantee services	(599,808)	(7,322,936)	6,723,128	-92%
Commission and fee loss on guarantee services, net	(590,691)	(7,298,371)	6,707,680	-92%

Net Revenue/(Loss)	600,563	(36,605,807)	37,206,370	-102%

Non-interest income
Other non-interest income	-	19,439	(19,439)	-100%
Total non-interest income	-	19,439	(19,439)	-100%

Non-interest expense
Salaries and employee surcharge	(120,130)	(131,778)	11,648	-9%
Rental expenses	(28,132)	(83,501)	55,369	-66%
Business taxes and surcharge	9,617	(12,008)	21,625	-180%
Other operating expenses	(1,086,092)	(348,094)	(737,998)	212%
Total non-interest expense	(1,224,737)	(575,381)	(649,356)	113%

Foreign exchange (loss)/gain	(271)	1,194	(1,465)	-123%

Loss Before Income Taxes	(624,445)	(37,160,555)	36,536,110	-98%
Income tax expense	-	58,609	(58,609)	-100%
Net Loss	(624,445)	(37,101,946)	36,477,501	-98%

Loss per Share- Basic and Diluted	(0.039)	(2.994)	2.955	-99%
Weighted Average Shares Outstanding-Basic and Diluted	15,889,853	12,390,062	3,499,791	28%

Net Loss	(624,445)	(37,101,946)	36,477,501	-98%
Other comprehensive income/(loss)
Foreign currency translation adjustment	260,803	(1,352,337)	1,613,140	-119%
Comprehensive Loss	$(363,642)	$(38,454,283)	38,090,641	99%

The Company’s net loss for the three months ended September 30, 2016 was US$624,445, representing a decrease of US$36,477,501 or 98%, from net loss of US$37,101,946 for the three months ended September 30, 2015. The decrease in net loss for the three months ended September 30, 2016 was the net effect of the changes in the following components:

●	an increase in net interest income of US$655,708;
●	a change in the provision for loan losses of US$29,436,880 from a provision of US$29,210,186 for the three months ended September 30, 2015 to a reversal of provision of US$226,694 for the three months ended September 30, 2016;
●	a change in the provision for direct financing lease losses of US$406,102 from a provision of US$163,922 for the three months ended September 30, 2015 to a reversal of provision of US$242,180 for the three months ended September 30, 2016;
●	a decrease of provision for financial guarantee services of US$6,723,128;
●	an increase in total non-interest expense of US$649,356; and
●	a decrease in income tax expense of US$58,609;

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income increased by US$655,708, or 983% to US$722,380 during the three months ended September 30, 2016, as compared to net interest income of US$66,672 during the three months ended September 30, 2015.

The interests and fees on loans, direct financing leases and deposits with banks increased by US$558,828, or 342% from US$163,552 for the three months ended September 30, 2015 to US$722,380 for the three months ended September 30, 2016. The increase is mainly caused by increased collection of interest income from long-aged loan customers as a result of continuous collection by the Company.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended September 30, 2016 and 2015, we did not grant or renew any loans. As of September 30, 2016, we had 108 loans with an average loan size of US$551,230.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$263 during the three months ended September 30, 2016 as compared to US$7,054 during the three months ended September 30, 2015. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended September 30, 2016 and 2015, respectively.

Interest expense represents interest incurred on short-term bank loans. During the three months ended September 30, 2016, the interest expense related to the loans from banks was US$nil as compared to US$96,880 for the same period last year. The interest expense incurred on short-term bank loans decreased by US$96,880, or 100%. This was mainly caused by repayment of all bank loans before March 2016, leading to a decrease of total bank borrowing balance by US$2.6 million from US$2.6 million as of December 31, 2015 to US$nil as of September 30, 2016.

Provision for Loan Losses

The Company’s provision for loan losses changed from a provision of US$29,210,186 for the three months ended September 30, 2015 to a reversal of provision of US$226,694 for the three months ended September 30, 2016. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

The change of provision for loan losses of US$29,436,880, or 101% for the three months ended September 30, 2016, as compared to the same period last year, is mainly due to the fact that the management charged off loan losses of US$41,134,020 during the three months ended September 30, 2015, leading to far more significant accrual of provision on loan losses during the three months ended September 30, 2015 as compared to the same period of 2016.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we had a significant allowance balance for loan losses as of September 30, 2016 and December 31, 2015.

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

During the year ended December 31, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of US$6.0 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region. During the three months ended September 30, 2016, the Company assessed the charged-off loan balances recorded as of September 30, 2016 and was of the opinion that these balances were uncollectible.

Net Commission and Fee on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of September 30, 2016, the off-balance-sheet financial guarantee amounted to US$11.3 million. The commissions and fees generated from our financial guarantee services decreased from US$24,565 for the three months ended September 30, 2015 to US$9,117 for the three months ended September 30, 2016, representing a decrease of US$15,448, or 63%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2016, we have provided guarantees for a total of US$11.3 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$11.6 million as of December 31, 2015.

Provision on Financial Guarantee Services

The provision on financial guarantee services decreased from US$7,322,936 for the three months ended September 30, 2015, to a provision of US$599,808 for the three months ended September 30, 2016, representing a decrease of US$6,723,128, or 92%. The change was mainly attributable to the repayment of US$1.83 million from several financial guarantee customers who were classified as “loss customers” or “doubtful customers” as of December 31, 2015.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2016 and December 31, 2015, the Company accrued approximately 50% of contract amount as compared to 1% of contract amount.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the ended of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the three months ended September 30, 2016, we did not charge off guarantee paid on behalf of customers

In February and March 2015, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer's guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six twelve months to one and a half year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

Non-interest Expenses

Non-interest expenses increased from US$575,381 for the three months ended September 30, 2015 to US$1,224,737 for the three months ended September 30, 2016, representing an increase of US$649,356 or 113%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of a decrease of salaries and employee surcharge by US$11,648, or 9%, a decrease of rental expenses by US$55,369, or 66%against an increase of other operating expenses by US$737,998, or 212%. Other operating expenses were 212% higher during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to, an increase of consulting expenses of US$771,000 by issuing 300,000 restricted shares at a market price of US$2.57, to a financial service provider who was involved to assist the Company to find out a new business model and increase profitability.

Income Tax

Income tax expenses decreased from US$58,609 for three months ended September 30, 2015 to nil for three months ended September 30, 2016. The decrease in income tax is mainly attributable to the net operating loss carry forward from December 31, 2015, and also net operating loss was incurred during the three months ended September 30, 2016. As a result, nil income tax expenses were accrued during the three months ended September 30, 2016.

Results of Operation

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Unaudited)	(Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$1,203,663	$2,345,493	(1,141,830)	-49%
Interests on deposits with banks	3,526	15,378	(11,852)	-77%
Total interest and fee income	1,207,189	2,360,871	(1,153,682)	-49%

Interest expense		-
Interest expense on short-term bank loans	(30,057)	(422,710)	392,653	-93%
Net interest income	1,177,132	1,938,161	(761,029)	-39%

Reversal of provision /(Provision) for loan losses	133,177	(30,762,076)	30,895,253	-100%
Reversal of provision for direct financing lease losses	242,180	343,612	(101,432)	-30%
Net interest income /(loss) after provision for loan losses and financing lease losses	1,552,489	(28,480,303)	30,032,792	105%

Commissions and fees on financial guarantee services	26,308	120,623	(94,315)	-78%
Reversal of provision/(Provision) for financial guarantee services	385,352	(9,035,700)	9,421,052	-104%
Commission and fee income/(loss) on guarantee services, net	411,660	(8,915,077)	9,326,737	-105%

Net Revenue/(Loss)	1,964,149	(37,395,380)	39,359,529	-105%

Non-interest income
Other non-interest income	48,945	34,024	14,921	44%
Total non-interest income	48,945	34,024	14,921	44%

Non-interest expense
Salaries and employee surcharge	(548,978)	(654,729)	105,751	-16%
Rental expenses	(64,850)	(223,786)	158,936	-71%
Business taxes and surcharge	(21,798)	(94,119)	72,321	-77%
Other operating expenses	(2,583,027)	(1,692,323)	(890,704)	53%
Total non-interest expense	(3,218,653)	(2,664,957)	(553,696)	21%

Foreign exchange loss	(557)	(8,550)	7,993	-93%

Loss Before Income Taxes	(1,206,116)	(40,034,863)	38,828,747	-97%
Income tax credit	-	(594,650)	594,650	-100%
Net Loss	(1,206,116)	(40,629,513)	39,423,397	-97%

Loss per Share- Basic and Diluted	(0.086)	(3.295)	3.209	-97%
Weighted Average Shares Outstanding-Basic and Diluted	14,026,815	12,330,721	1,696,094	14%

Net Loss	(1,206,116)	(40,629,513)	39,423,397	-97%
Other comprehensive income/(loss)
Foreign currency translation adjustment	205,546	(973,282)	1,178,828	-121%
Comprehensive Loss	$(1,000,570)	$(41,602,795)	40,602,225	98%

The Company’s net loss for the nine months ended September 30, 2016 was US$1,206,116, representing a decrease of US$39,423,397, or 97%, from net loss of US$40,629,513 for the nine months ended September 30, 2015. The change in net income for the nine months ended September 30, 2016 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$761,029;
●	a change in the provision for loan losses of US$30,895,253 from a provision of US$30,762,076 for the nine months ended September 30, 2015 to a reversal of provision of US$133,177 for the nine months ended September 30, 2016;
●	a decrease in reversal of provision for direct financing lease losses of US$101,432;
●	a change in the provision for financial guarantee of US$9,421,052 from a provision of US$9,035,700 for the nine months ended September 30, 2015 to a reversal of provision of US$385,352 for the nine months ended September 30, 2016;;
●	an increase total non-interest expense of US$553,696; and
●	a decrease in income tax credit of US$594,650;

The following paragraphs discuss changes in the components of net loss in greater details during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by US$761,029, or 39% to US$1,177,132 during the nine months ended September 30, 2016, as compared to net interest income of US$1,938,161 during the nine months ended September 30, 2015.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$1,153,682, or 49% from US$2,360,871 for the nine months ended September 30, 2015 to US$1,207,189 for the nine months ended September 30, 2016. The decrease is the combined effect of: (1) no addition of new loans or renewal of loans during the nine months ended September 30, 2016, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the nine months ended September 30, 2016, we did not grant or renew any loans, as compared to grant of 48 loans with an average loan size of $372,000 during the nine months ended September 30, 2015. As a result, the interest income generated during the nine months ended September 30, 2016 declined.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$3,526 during the nine months ended September 30, 2016 as compared to US$15,378 during the nine months ended September 30, 2015. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the nine months ended September 30, 2016 and 2015, respectively.

Interest expense represents interest incurred on short-term bank loans. During the nine months ended September 30, 2016, the interest expense related to the loans from banks was US$30,057 as compared to US$422,710 for the same period last year. The interest expense incurred on short-term bank loans decreased by US$392,653, or 93%. This was mainly caused by repayment of all bank loans before March 2016, leading to a decrease of total bank borrowing balance by US$2.6 million from US$2.6 million as of December 31, 2015 to US$nil as of September 30, 2016.

Provision for Loan Losses

The Company reversed provision for loan losses of US$133,177 and accrued of a provision of $30,762,076 for the nine months ended September 30, 2016 and 2015, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses decreased by $30,895,253, or 100% for the nine months ended September 30, 2016, as compared to the same period last year. This is mainly due to the fact that the management charged off loan losses of US$41,134,020 during the three months ended September 30, 2015, leading to far more significant accrual of provision on loan losses during the three months ended September 30, 2015 as compared to the same period of 2016.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we had a significant allowance balance for loan losses as of September 30, 2016 and December 31, 2015.

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

During the year ended December 31, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of US$6.0 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the third quarter of fiscal year 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region. During the nine months ended September 30, 2016, the Company assessed the charged-off loan balances recorded as of September 30, 2016 and was of the opinion that these balances were uncollectible.

Net Commission and Fee on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of September 30, 2016, the off-balance-sheet financial guarantee amounted to US$11.3 million. The commissions and fees generated from our financial guarantee services decreased from US$120,623 for the nine months ended September 30, 2015 to US$26,308 for the nine months ended September 30, 2016, representing a decrease of US$94,315, or 78%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2016, we have provided guarantees for a total of US$11.3 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$11.6 million as of December 31, 2015.

Provision on Financial Guarantee Services

The provision for financial guarantee services changed from a provision of $9,035,700 for the nine months ended September 30, 2015, to a reversal of provision of $385,352 for the nine months ended September 30, 2016, representing a change of $9,421,052. The change was mainly attributable to the repayment of $1.83 million from several financial guarantee customers who were classified as “loss customers” as of December 31, 2015.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2016 and December 31, 2015, the Company accrued approximately 50%of contract amount as compared to 1% of contract amount.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. During the nine months ended September 30, 2016, we charged off guarantee paid on behalf of one customer against accrual for financial guarantee service in the amount of US$0.12 million as compared to US$0.27 million  for the same period last year.

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

Non-interest Expenses

Non-interest expenses increased from US$2,664,957 for the nine months ended September 30, 2015 to US$3,218,653 for the nine months ended September 30, 2016, representing an increase of US$553,696, or 21%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of a decrease of salaries and employee surcharge by US$105,751, or 16%, a decrease of rental expenses by US$158,936, or 71% against an increase of other operating expenses by US$890,704, or 53%. Other operating expenses were higher during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to an increase of provision for cash settlement against legal proceedings of US$690,000, an increase in issuance of restricted  shares to a financial consulting service provider of US$771,000 , netting off against an decrease in legal and consulting fee of US$563,813 caused by significant cost incurred for investigation of Mr. Qin’s misappropriation of RMB 7 million during the nine months ended September 30, 2015.

Income Tax

Income tax credit decreased from US$594,650 for nine months ended September 30, 2015 to US$nil for nine months ended September 30, 2016. The decrease in income tax is mainly attributable to the net operating loss carry forward from December 31, 2015, which can be utilized to offset the taxable income generated during the five years after the losses incurred. As a result of continuous operating losses incurred during the nine months ended September 30, 2016, US$nil income tax expenses were accrued.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the nine months ended September 30, 2016, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the nine months ended September 30, 2016, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of September 30, 2016 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$450,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of September 30, 2016, our loan balance remained stable as compared to that as of December 31, 2015 with a decrease of US$2,585,798 in business loan and a decrease of US$950,584 in personal loan.

The following table sets forth the classification of loans receivable as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016 (Unaudited) Amount	Percent of Total	December 31, 2015 Amount	Percent of Total

Business loans	$37,913,015	63.68%	$40,498,813	64.21%
Personal loans	21,627,323	36.32%	22,577,907	35.79%
Total Loans receivable	$59,540,338	100%	$63,076,720	100%

Nonaccrual loans totaled US$40.78 million, or 68.50% of loans receivable as of September 30, 2016, as compared with US$32.12 million, or 50.92% of loans receivable, as of December 31, 2015. The allowance for loan losses was US$54.10 million, representing 90.87% of loans receivable and 132.67% of non-accrual loans as of September 30, 2016. As of December 31, 2015, the allowance for loan losses was US$55.60 million, representing 88.14% of loans receivable and 173.09% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016 (Unaudited)	December 31, 2015

Nonaccrual loans	$40,782,260	$32,118,910
Allowance for loan losses	$54,104,303	$55,595,654
Loans receivable	$59,540,338	$63,076,720
Total assets	$22,452,591	$24,446,840
Nonaccrual loans to loans receivable	68.50%	50.92%
Nonperforming assets to total assets	181.64%	131.38%
Allowance for loan losses to loans receivable	90.87%	88.14%
Allowance for loan losses to non-accrual loans	132.67%	173.09%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of September 30, 2016.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, bank loans, and public offerings of securities. As a result of our total cash activities, net cash increased from US$306,401 as of December 31, 2015 to US$1,167,361 as of September 30, 2016.

Going Concern

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

Financial Support

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months ending September 30, 2017, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015, respectively:

	For the nine months ended September 30,
	2016 (Unaudited)	2015 (Unaudited)
Net cash used in operating activities	$(47,871)	$(193,104)
Net cash provided by investing activities	2,499,916	2,542,148
Net cash used in financing activities	(1,600,832)	(6,641,289)
Effects of exchange rate changes on cash	9,747	(35,845)
Net cash inflow/(outflow)	$860,960	$(4,328,090)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2016, we had a cash outflow from operating activities of US$47,871, a decrease of US$145,233 as compared to a cash outflow of US$193,104 for the same period last year. We generated a net loss for the nine months ended September 30, 2016 of US$1,206,116, a change of US$39,423,397 from the nine months ended September 30, 2015, during which we incurred a net loss of US$40,629,513. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A change of provision on loan losses of US$30,895,253. The Company reversed a provision for loan losses of US$133,177 for the nine months ended September 30, 2016, as compared to a provision of US$30,762,076 made during the nine months ended September 30, 2015. The change of the loan provision is mainly due to the fact that the Company charged off loan losses of US$41,134,020 during the nine months ended September 30, 2015, while the Company charged-off no loans during the same period ended September 30, 2016;

●	A reversal of provision on financial guarantee services of US$382,352 was made during the nine months ended September 30, 2016 due to payments from certain financial guarantee customers who were previously classified as “loss customers” as of December 31, 2015, as compared to an accrual of provision on financial guarantee services of US$9,035,700 was made during the nine months ended September 30, 2015;

●	An increase in restricted shares issued to directors and professional service providers of US$1,106,024. Due to the deteriorating direct loan services and financial guarantee services, the Company actively involved financial consulting service providers to find new business models to increase its profitability. As a result, the Company issued more restricted shares during the nine months ended September 30, 2016,

●	The decrease in changes in interest receivable by US$473,968. The interest receivable increased by nil and US$473,968 as of September 30, 2016 and 2015, respectively, as compared to December 31, 2015 and 2014. This is mainly attributable to a significant increase in long-aged loans during the nine months ended September 30, 2016, leading to reversal of interest receivable;

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was US$2,499,916 as compared to net cash provided by investing activities of US$2,542,148 for the nine months ended September 30, 2015. The cash provided by investing activities for the nine months ended September 30, 2016 was mainly collection of principals of US$2,147,593 from third party customers of direct loan business, collection of US$1,825,730 from third party customers of financial guarantee services, and collection of principal of US$484,361 from direct financing lease customers. The cash provided by investing activities for the nine months ended September 30, 2015 was mainly caused by payment on behalf of default guarantees of $5,639,237, loan disbursement to third party customers of $17,934,721, netting off collection from guarantees for loan paid on behalf of $749,980, collection from direct loan business of $23,623,776, and installment repayment from direct financing lease customers of $422,199.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 totaled US$1,600,832 as compared to net cash used in financing activities of US$6,641,289 for the nine months ended September 30, 2015. The cash used in financing activities for the nine months ended September 30, 2016 was mainly attributable the repayment of bank borrowing of US$2,600,832 and cash collection of US$1,000,000 from a private placement of 2,439,025 shares. During the nine months ended September 30, 2015, the cash used in financing activities was mainly attributable to the repayment of bank borrowing of US$6,641,289.

Contractual Obligations

As of September 30, 2016, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period (Unaudited)
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	$-	$-	$-	$-	$-	$-
Operating lease (2) (3)	323,829	59,968	71,962	71,962	119,937	-
	$323,829	$59,968	$71,962	$71,962	$119,937	$-

(1)	As of September 30, 2016, the Company repaid all outstanding bank borrowings. The bank borrowings bear an average annual interest rate of 6.31%.

(2)	Our prior lease for our office in Wujiang commenced on October 1, 2013 and would expire on December 31, 2018. In October 2015, we terminated this office lease as we leased a new office (see note 3). No penalty was paid for early termination.

(3)	During the year ended December 31, 2015, we leased a new office. The new lease commenced on June 1, 2015 and will expire on May 31, 2021. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	September 30, 2016 (Unaudited)	December 31, 2015
Guarantee	$11,341,455	$11,653,342

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

In June 2016, the FASB issued new accounting guidance for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. Credco does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on Card Member receivables and loans, among other financial instruments, and may result in material changes to Credco’s credit reserves.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business. As September 30, 2016, the Company was involved in 106 lawsuits, among which 69 were related to its loan business and 37 were related to guarantee business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 84 of these cases with an aggregated claim of $39.63 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 22 cases with an aggregated claim of $15.02 million have not been adjudicated by the Court as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2016, the Company issued 300,000 restricted shares to a third-party consultant for consulting services provided pursuant to certain Advisory Agreement. On October 4, 2016, the Company issued 300,000 restricted shares of to another third-party advisor as consideration for certain advisory services pursuant to certain Advisory Agreement. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

November 14, 2016	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Mingjie Zhao
Mingjie Zhao
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

