Form 10-K
period 2016-12-31
China Commercial Credit Inc
filed 2017-04-06
CIK 1556266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-36055

China Commercial Credit, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.1 Zhongying Commercial Plaza, Zhong Ying Road, Wujiang, Suzhou, Jiangsu Province, China	215200
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 512 63960022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19.7 million based on the closing price of $1.8101 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of March 27, 2017, there were 16,823,429 shares of the Company’s common stock issued and outstanding.

China Commercial Credit, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Since Wujiang Luxiang’s inception in October 2008, it has developed a large number of borrowers in Wujiang City. All of our loans are made from our sole office, located in Wujiang City. As of December 31, 2016, we have built a $58.5 million portfolio of direct loans to 111 borrowers and a total of $10,9 million in loan guarantees for 14 borrowers.

During 2015 and 2016, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Three of them went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the year ended December 31, 2016, we had a revenue of $2.2 million and a net loss of $2.0 million compared to a loss of $55.8 million and net loss of $61.3 million in 2015, a decrease of 104% and 97%, respectively. As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been reduced by 6.5% to $10.9 million as of December 31, 2016 compared to $11.7 million as of December 31, 2015. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company decided that the revenue does not justify the default risks involved in the guarantee business, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of December 31, 2016, its results of operations for the years ended December 31, 2016 and 2015, and its cash flows for the years ended December 31, 2016 and 2015, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered an accumulated deficit of US$70,234,656 as of December 31, 2016. In addition, the Company had working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,332,909, as of December 31, 2016. As of December 31, 2016, the Company had cash and cash equivalents of US$768,501, and total short-term borrowings of US$ nil.

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months after the financial statements are available to be issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

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

The following diagram illustrates our corporate structure as of the date of this Annual Report:

China Commercial Credit, Inc.
Delaware
("CCC" or the "Company")
Incorporated on December 19, 2011
100%
CCC International Investment Ltd. ("CCC BVI")
Incorporated on August 21, 2012
100%
CCC International Investment Holding Ltd
("CCC HK")
Incorporated on September 4, 2012
Offshore
Onshore
100%
Wujiang Luxiang Rural Microcredit Co. Ltd. ("Wujiang Luxiang") Established on October 21, 2008
(1)
Wujiang Luxiang Information Techology Consulting Co. Ltd. ("WFOE") Established on September 26, 2012
Pride Financial Leasing (Suzhou) Co. Ltd ("PFL") Established on September 5, 2013

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

We fund our lending and guarantee operations by using our registered capital, drawing down from the line of credit we have with state-owned or commercial banks, and using cash generated from our operations. We currently have only one line of credit agreement with Agricultural Bank of China, the amount we are allowed to finance through debt financing is limited at 50% of our net capital. As of December 31, 2016, we had repaid all outstanding bank loans and had US$nil balance of short-term loans. Currently there is $4.5 million (RMB 29 million) available under the line of credit. This line of credit was granted to Wujiang Luxiang since its inception in 2008 as a provincial government's measure to support rural microcredit company's operations. The total line of credit decreased from RMB 150 million to RMB 100 million during 2014 due to PBOC’s tightened monetary policy. Interest rates under this line of credit vary, but have been no more than 110% of the PBOC benchmark interest rate (the "PBOC Rate").

On September 5, 2013, we formed PFL to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL offers financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces. As of December 31, 2016, PFL incurred two finance lease transactions with total lease receivables of $5.61 million.

Our Services

Direct Loans

We provide direct loans to borrowers with terms not exceeding one year. During 2016 and 2015 the average principal loan amount we provided was approximately $527,234 and $208,527, respectively. The interest rate we charge on a specific direct loan depends on a number of factors, including the type of borrower and whether the loan is secured or unsecured. We also take into account the quality of the collateral or guarantee given and the term of the loan.

Interest on our loans is usually payable monthly and averaged 12.68% and 13.50% for our direct loan portfolio for the twelve months ended December 31, 2016 and 2015, respectively. Under certain Jiangsu banking regulations, since August 2012, we are allowed to charge an interest rate within the range of 0.9 time and 3 times PBOC Rate. As of December 31, 2016, the PBOC Rate was set at 4.35% per annum for one-year term loans and 4.35% for six-month term loans. During the fiscal year ended 2016, the average interest rate we charged to SMEs was three times the PBOC Rate or 13.39% for one-year term loans and 11.61% for six-month term loans. The interest on loans to farmers is subsidized by the Jiangsu government and usually results in farmers paying a rate lower than that of loans to SME’s. A portion of the difference between the lower rate charged to farmers and the rate charged to SME’s is remitted to us annually by the government as a government incentive. It is within the provincial government's discretion as to the amount of incentive to be remitted to us. The revenue we generated from such government incentive has always been less than 5% of our gross revenue since Wujiang Luxiang's inception.

We offer both secured and unsecured direct loans. As of December 31, 2016, there were 111 direct loans outstanding, with a total aggregate outstanding balance of approximately $58.5 million and interest rates ranging from 9.6% to 19.44% and original terms of the loans ranging from 1 month to 12 months, none of which were unsecured loans. The following table sets forth a summary of our direct loan portfolio as of December 31, 2015 and 2016:

	Total Outstanding Balance as of 12/31/2015	Percentage of the Total Loan Portfolio as of 12/31/2015	Total Outstanding Balance as of 12/31/2016	Percentage of the Total Loan Portfolio as of 12/31/2016
Guarantee-backed loans	59,008,573	93.6%	55,461,801	94.8%
Pledge assets-backed loans	4,068,147	6.4%	3,061,180	5.2%
Collateral-backed loans	-	0%	-	0%
Total:	63,076,720	100%	58,522,981	100%

All our loans are secured. We offer three types of secured loans:

●	loans guaranteed by a third party, referred to in China as “guarantee-backed loans;”

●	loans secured by real property, referred to in China as “collateral-backed loans;” and

●	loans secured by personal property, referred to in China as “pledge-backed loans.”

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

As of December 31, 2016, we have provided guarantees for a total of $10.9 million underlying loans to approximately 14 borrowers.

Due to a substantial increase in the amount of default loans in the loan guarantee business, the amount of underlying loans we guaranteed has been reduced by 6.5% as of December 31, 2016 compared to as of December 31, 2015. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has decided that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

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

Due to the short history of China’s financial leasing industry, there are certain gaps in relevant PRC law. There is no nation-wide uniform equipment title registration process and system in China and each municipality adopts different procedures. As such, our ownership interest on the leased property may be threatened. In addition, there is no guidance on the reserve requirement for financial leasing companies. Based on the past experience and expected customer default status of financial leasing services, the Company estimates the probable loss for financial leasing services to be approximately 70% of outstanding balance as of December 31, 2016 We believe such reserve should be sufficient to cover potential financial leasing loss in the first few years of PFL’s operations. We may adjust these rates as we roll out our operations.

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

Loan Extension

We will generally approve loan extensions for borrowers who have made timely interest payments, are capable of paying the balance and have loans secured by sufficient collateral or guaranteed by an acceptable guarantor. The term of the loan extensions we grant is generally no longer than the term of the original loan and we only agree to extend a loan one time. If the loan extension application is not approved prior to the original maturity date of the loan, it will be transferred to the collection department and labeled as a default loan. As of December 31, 2016 and 2015, extended loans constituted 0.00% and 1.33% of our total outstanding direct loan balance, respectively. During 2015, the Company approved extensions to certain default customers who demonstrated a strong likelihood to repay or already paid part of this outstanding principal and interest. Management believes that extending the term of the default loans instead of suing the borrowers will give the borrowers a better chance to recover during the extended term and thus make the repayment. We treated these extended loans according to their original terms in our loan loss reserve provision calculation.

Loan Renewal

Many of our borrowers repay their loans and re-borrow at a later date, being referred to as a “loan renewal”. We consider a renewed loan a new loan, not a loan extension, despite our previous relationship with the borrower. Prior to the maturity date of the loan, the borrower may choose to apply to renew the loan. In order for the loan renewal application to be approved, the borrower must agree to repay the existing loan’s principal amount and accrued interest in full before the renewal application is approved. Although we do not have a specific clean-up period policy, we do require that the period of time between repayment of the existing loan and the funding of the new loan to be 2-10 days. As of December 31, 2016 and 2015, renewed loans constituted 0.00% and 15.2% of our total outstanding direct loan balance, respectively. During 2016, we did not approve any loan renewal.

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

Description of Our Financial Leasing Business

Target Customers

PFL plans to serve a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus and rail companies and municipal governments. Customers will include existing clients of the Company in addition to new clients.\

(1) Municipal Governments - Municipal governments throughout China have begun to realize the benefits of leasing equipment utilized to manage and run China’s large newly developed infrastructure. PFL believes this is an opportunity for substantial growth of its leasing business, especially as a result of the Company’s strong and long-term relationship with Wujiang and other Jiangsu municipal government agencies.

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

As of December 31, 2016 and 2015, the total outstanding balance we guaranteed was and $10,893,089 and $11,653,342 and the accrual for financial guarantee services was $17,647,477 and $19,322,557, respectively.

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

As of December 31, 2016 and 2015, the total outstanding balance we guaranteed was and $10,893,089 and $11,653,342 and the accrual for financial guarantee services was $17,647,477 and $19,322,557, respectively.

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

Organic growth will occur through expansion of our direct loan and guarantee services directed at SMEs and farmers. Our existing direct loan and guarantee services could also be expanded by increasing our registered capital base with proceeds of future financings. The lending capacity of Wujiang Luxiang is limited to the aggregate of its registered capital, any proceeds from borrowings and profits generated from operation, subject to certain statutory reserve deductions required under the PRC laws and regulation. According to a policy named “Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Companies,” Su Zheng Ban Fa (2011) No. 8 (“Jiangsu Document No. 8”), the maximum obligation Wujiang Luxiang is allowed to provide guarantees for is three times its net capital. As of December 31, 2016, the registered capital of Wujiang Luxiang was approximately $51.2 million. Under PRC laws, the registered capital refers to the total amount of equity investment made by the shareholders. Once the registered capital is established, it cannot be used for purposes beyond the approved business scope of that entity. Because our target market has been historically underserved by the state-owned and commercial banks in China, we believe there will be a continued high demand for our services and we will be able to attract a steady flow of borrowers.

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

Competition for Our Lending and Guarantee Business

The number of microcredit companies in China is increasing rapidly. According to data compiled by PBOC and released on its website, as of December 2016, there were approximately 8,910 microcredit companies in China and the total loan balance from microcredit companies stood at $149.5 billion (RMB 941.0 billion). In Jiangsu province, there are about 636 microcredit companies with total paid-in capital of $13.90 billion (RMB 89.6 billion) and a total outstanding balance of $16.55 billion (RMB 106.1 billion) as of December 31, 2016, according to PBOC.

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

Employees

As of the date of this report, we have 5 employees all of which are full time. We have employment contracts with all of our employees in accordance with PRC Labor Law and Labor Contract Law. The contracts comply with the PRC laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

There is no change to the risk factors included in our registration statement on Form S-8 filed on November 23, 2016 other than inclusion of the following risk factor:

The substantial and continuing losses, and significant operating expenses incurred in the past few years may cause us to be unable to pursue all of our operational objectives if sufficient financing and/or additional cash from revenues is not realized. This raises doubt as to our ability to continue as a going concern.

We have a accumulated deficit of US$70,234,656 as of December 31, 2016 and a working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,332,909, as of December 31, 2016.

Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to us or existing shareholders. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations. As a result of our historical accumulated deficit, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

Our principal executive offices are located at No.1 Zhongying Commercial Plaza, Zhong Ying Road, Wujiang, Suzhou, Jiangsu Province, China, where we leased approximately 4236.24 square foot of office space pursuant to a lease agreement entered on [ ], whose term is from January 1, 2017 to December 31, 2019 with annual rents in the amount of RMB142,068 (approximately USD$20,619) for the year of 2017, RMB164,039 (approximately USD$23,808) for the year of 2018, and RMB174,039 (approximately USD$25,260) for the year of 2019. As a result, from January 1, 2017, we have terminated the lease agreement previously entered on May 26, 2015 for our former principal office, which was to expire on May 31, 2021. No default penalty was paid for the early termination. We do not own any real property or have any land use rights.

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

FISCAL YEAR 2016	HIGH	LOW
First Quarter	$0.4	$0.25
Second Quarter	$2.27	$0.3
Third Quarter	$3.2	$1.037
Fourth Quarter	$2.09	$1.01

FISCAL YEAR 2015	HIGH		LOW
First Quarter	$	*	$	*
Second Quarter		$2.98		$0.99
Third Quarter		$1.39		$0.60
Fourth Quarter		$0.78		$0.31

* On September 11, 2014, trading of the Company’s common stock was halted by NASDAQ until the Company had fully satisfied NASDAQ’s request for additional information. The trading of the Company’s common stock resumed on April 22, 2015.

The last reported sales price of our common stock on the NASDAQ Capital Market on March 27, 2017 was $1.01.

Holders

We had 66 holders of record of our common stock as of March 27, 2017.

Dividends

We did not declare or pay any dividend in 2016 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2016 should be read in conjunction with the Financial Statements and corresponding notes included in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Notes Regarding Forward-Looking Statements in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “target”, “forecast” and similar expressions to identify forward-looking statements.

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangement, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of December 31, 2016, we have built a US$58.5 million portfolio of direct loans to 111 borrowers and a total of US$10.9million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of US$5.61 million (one with a monthly principle and interest income approximating US$81,600 for the period during November 13, 2014 to May 12, 2015, and approximating US$80,000 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income approximating US$342,800). We do not currently have further funds to deploy in the financial leasing business.

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

Results of Operations

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

	For the Years Ended December 31,		Change
	2016	2015	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$1,287,518	$2,944,135	(1,656,617)	-56%
Interests on deposits with banks	3,535	37,706	(34,171)	-91%
Total interest and fee income	1,291,053	2,981,841	(1,690,788)	-57%

Interest expense
Interest expense on short-term bank loans	(29,588)	(496,753)	467,165	-94%
Net interest income	1,261,465	2,485,088	(1,223,623)	-49%

Reversal of provision /(Provision) for loan losses	426,475	(41,133,808)	41,560,283	-101%
Reversal of provision /(Provision) for direct financing lease losses	239,852	(2,376,122)	2,615,974	-110%
Net interest income /(loss) after provision for loan losses and financing lease losses	1,927,792	(41,024,842)	42,952,634	-105%

Commissions and fees on financial guarantee services	35,199	127,980	(92,781)	-72%
Reversal of provision /(Provision) for financial guarantee services	283,816	(14,939,203)	15,223,019	-102%
Commission and fee income /(loss) on guarantee services, net	319,015	(14,811,223)	15,130,238	-102%

Net Revenue/(Loss)	2,246,807	(55,836,065)	58,082,872	-104%

Non-interest income
Other non-interest income	48,152	33,653	14,499	43%
Total non-interest income	48,152	33,653	14,499	43%

Non-interest expense
Salaries and employee surcharge	(1,264,944)	(892,240)	(372,704)	42%
Rental expenses	(94,826)	(240,704)	145,878	-61%
Business taxes and surcharge	(18,542)	(101,376)	82,834	-82%
Other operating expenses	(2,897,690)	(1,724,757)	(1,172,933)	68%
Total non-interest expense	(4,276,002)	(2,959,077)	(1,316,925)	45%

Foreign exchange gain /(loss)	907	(8,077)	8,984	-111%

Loss Before Income Taxes	(1,980,136)	(58,769,566)	56,789,430	-97%
Income tax expense	-	(2,495,148)	2,495,148	-100%
Net Loss	(1,980,136)	(61,264,714)	59,284,578	-97%

Loss per Share- Basic and Diluted	(0.136)	(4.962)	4.826	-97%
Weighted Average Shares Outstanding-Basic and Diluted	14,571,076	12,345,678	2,225,398	18%

Net Loss	(1,980,136)	(61,264,714)	59,284,578	-97%
Other comprehensive loss
Foreign currency translation adjustment	(167,365)	(919,855)	752,490	-82%
Comprehensive Loss	$(2,147,501)	(62,184,569)	60,037,068	-97%

The Company’s net loss for the year ended December 31, 2016 was US$1,980,136, representing a decrease of US$59,284,578, or 97%, from net loss of US$61,264,714 for the year ended December 31, 2015. The change in net income for the year ended December 31, 2016 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$1,223,623;

●	a change in the provision for loan losses of US$41,560,283 from a provision of US$41,133,808 for the year ended December 31, 2015 to a reversal of provision of US$426,475 for the year ended December 31, 2016;

●	a change in the provision for direct financing lease losses of US$2,615,974 from a provision of US$2,376,122 for the year ended December 31, 2015 to a reversal of provision of US$239,852 for the year ended December 31, 2016;

●	a change in the provision for financial guarantee of US$15,223,019 from a provision of US$14,939,203 for the year ended December 31, 2015 to a reversal of provision of US$283,816 for the year ended December 31, 2016;

●	an increase total non-interest expense of US$1,316,925; and

●	a decrease in income tax expense of US$2,495,148;

The following paragraphs discuss changes in the components of net loss in greater details during the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by US$1,223,623, or 49% to US$1,261,465 during the year ended December 31, 2016, as compared to net interest income of US$2,485,088 during the year ended December 31, 2015.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$1,690,788, or 57% from US$2,981,841for the year ended December 31, 2015 to US$1,291,053 for the year ended December 31, 2016. The decrease is the combined effect of: (1) far less new loans or renewal of loans during the year ended December 31, 2016, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the year ended December 31, 2016, we granted loans of US$1.9 million to six customers. As of December 31, 2016, we had 111 loans with an average loan size of US$527,234. The loan balance of $46,755,840 was accrued of an allowance for uncollectibilty which was equal to the loan balance

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$3,535 during the year ended December 31, 2016 as compared to US$37,706 during the year ended December 31, 2015. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the year ended December 31, 2016 and 2015, respectively.

Interest expense represents interest incurred on short-term bank loans. During the year ended December 31, 2016, the interest expense related to the loans from banks was US$29,588 as compared to US$496,753 for the same period last year. The interest expense incurred on short-term bank loans decreased by US$467,165, or 94%. This was mainly caused by repayment of all bank loans before March 2016, leading to a decrease of total bank borrowing balance by US$2.6 million from US$2.6 million as of December 31, 2015 to US$nil as of December 31, 2016.

Provision for Loan Losses

The Company reversed provision for loan losses of US$426,475 and accrued of a provision of $41,133,808 for the year ended December 31, 2016 and 2015, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 8 of financial statements.

Provision for loan losses decreased by $41,560,283, or 100% for the year ended December 31, 2016, as compared to the same period last year. This is mainly due to the facts that the management charged off loan losses of US$7,058,495 during the year ended December 31, 2015, and that the Company had more significant increase in “doubtful” and “loss” loans as of December 31, 2015. The facts lead to more significant accrual of provision on loan losses during the year ended December 31, 2015 as compared to the same period of 2016.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we had a significant allowance balance for loan losses as of December 31, 2016 and 2015.

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

During the year ended December 31, 2015, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of US$7.1 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the year ended December 31, 2015 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region. During the year ended December 31, 2016, the Company assessed the charged-off loan balances recorded as of December 31, 2016 and was of the opinion that these balances were uncollectible.

Commissions and fees on financial guarantee services	35,199	127,980	(92,781)	-72%
Reversal of provision /(Provision) for financial guarantee services	283,816	(14,939,203)	15,223,019	-102%
Commission and fee income /(loss) on guarantee services, net	319,015	(14,811,223)	15,130,238	-102%

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of December 31, 2016, the off-balance-sheet financial guarantee amounted to US$9.8 million. The commissions and fees generated from our financial guarantee services decreased from US$127,980 for the year ended December 31, 2015 to US$35,199 for the year ended December 31, 2016, representing a decrease of US$92,781, or 72%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of December 31, 2016, we have provided guarantees for a total of US$10.9 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$11.6 million as of December 31, 2015.

Provision on Financial Guarantee Services

The provision for financial guarantee services changed from a provision of $14,939,203 for the year ended December 31, 2015, to a reversal of provision of $283,816 for the year ended December 31, 2016, representing a change of $15,223,019. The change was mainly attributable to the repayment of $2.02million from several financial guarantee customers who were classified as “loss customers” as of December 31, 2015.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of December 31, 2016 and 2015, the Company accrued approximately 55%of contract amount as compared to 50% of contract amount.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of December 31, 2016 and 2015, the management charged off specific provision for two and one customer in the amount of US$142,966 and US$262,422, respectively.

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

Non-interest Expenses

Non-interest expenses increased from US$2,959,077 for the year ended December 31, 2015 to US$4,276,002 for the year ended December 31, 2016, representing an increase of US$1,316,925, or 45%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of an increase of salaries and employee surcharge by US$237,296, or 27%, a decrease of rental expenses by US$145,878, or 61% against an increase of other operating expenses by US$1,172,933, or 68%. Other operating expenses were higher during the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to an increase of provision for cash settlement against legal proceedings of US$690,000, an increase in issuance of restricted to two financial consulting service providers of US$1,140,803, netting off against an decrease in audit-related fees of US$176,587. The higher audit-related fees for the year ended December 31, 2015 was caused by involvement in investigation of Mr. Qin’s misappropriation of RMB 7 million during the year ended December 31, 2015.

Income Tax

Income tax expense decreased from US$2,495,148 for year ended December 31, 2015 to US$nil for the year ended December 31, 2016. The decrease in income tax expense is mainly attributable to decrease in current income tax expense of US$1,764,058 and decrease in deferred income tax expense of US$731,090.

The decrease in current income tax expense is mainly caused by taxable losses incurred during the year ended December 31, 2016, leading to current income tax provision of US$nil accrued.

The decrease in deferred income tax expense is caused by valuation allowance for deferred income tax assets generated from accumulated operating loss carryforward as of December 31, 2016. The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2016 to 2021 to realize the deferred income tax assets. Full allowance was accrued of the deferred income tax assets arising from accumulated losses.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the year ended December 31, 2016, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the year ended December 31, 2016, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of December 31, 2016 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$432,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of December 31, 2016, our loan balance witnessed a decrease of US$2,712,156 in business loan and a decrease of US$1,841,583 in personal loan, as compared to that as of December 31, 2015.

The following table sets forth the classification of loans receivable as of December 31, 2016 and 2015, respectively:

	December 31, 2016 Amount	Percent of Total	December 31, 2015 Amount	Percent of Total

Business loans	$37,786,657	64.57%	$40,498,813	64.21%
Personal loans	20,736,324	35.43%	22,577,907	35.79%
Total Loans receivable	$58,522,981	100%	$63,076,720	100%

Nonaccrual loans totaled US$56.58 million, or 96.68% of loans receivable as of December 31, 2016, as compared with US$31.12 million, or 50.92% of loans receivable, as of December 31, 2015. The allowance for loan losses was US$51.71 million, representing 88.36% of loans receivable and 91.39% of non-accrual loans as of December 31, 2016. As of December 31, 2015, the allowance for loan losses was US$55.60 million, representing 88.14% of loans receivable and 173.09% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015

Nonaccrual loans	$56,579,073	$31,118,910
Allowance for loan losses	$51,708,062	$55,595,654
Loans receivable	$58,522,981	$63,076,720
Total assets	$21,212,612	$24,446,840
Nonaccrual loans to loans receivable	96.68%	50.92%
Nonperforming assets to total assets	266.72%	127.29%
Allowance for loan losses to loans receivable	88.36%	88.14%
Allowance for loan losses to non-accrual loans	91.39%	173.09%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of December 31, 2016.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of our total cash activities, net cash increased from US$306,401 as of December 31, 2015 to US$768,501 as of December 31, 2016.

Going Concern

The Company has suffered an accumulated deficit of US$70,234,656 as of December 31, 2016. In addition, the Company had working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,332,909, as of December 31, 2016. As of December 31, 2016, the Company had cash and cash equivalents of US$768,501, and total short-term borrowings of US$ nil.

These and other factors disclosed in this quarterly report raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

Financial Support

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang. On June 8, 2016, the Company closed a private placement with a third-party individual investor and issue 2,439,025 shares of common stock, at a per share price of US$0.41. and raised gross proceeds of US$1,000,000. This transaction was at arm’s length. The shares have been authorized for listing on the NASDAQ capital market, and the net proceeds is being used by the Company for working capital and general corporate purpose. These issued shares are deemed a permanent equity of the Company.

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months after the financial statements are available to be issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the year ended December 31, 2016 and 2015, respectively:

	For the year ended December 31,
	2016	2015
Net cash (used in) /provided by operating activities	$(383,691)	$465,606
Net cash provided by investing activities	2,412,415	3,429,127
Net cash used in financing activities	(1,600,832)	(8,508,863)
Effects of exchange rate changes on cash	34,208	(71,442)
Net cash inflow/(outflow)	$462,100	$(4,685,572)

Net Cash Used in Operating Activities

During the year ended December 31, 2016, we had a cash outflow from operating activities of US$383,691, a change of US$849,297froma cash inflow of US$465,606 for the same period last year. We generated a net loss for the year ended December 31, 2016 of US$1,980,136, a change of US$59,284,578from the year ended December 31, 2015, during which we incurred a net loss of US$61,264,714. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A change of provision on loan losses of US$41,560,283. The Company reversed a provision for loan losses of US$426,475 for the year ended December 31, 2016, as compared to a provision of US$41,133,808 made during the year ended December 31, 2015. The change of the loan provision is mainly due to the fact that the Company charged off loan losses of US$7,058,495 during the year ended December 31, 2015, while the Company charged-off loan losses of US$11,519 during the same period ended December 31, 2016, and far more “doubtful” and “loss” loans incurred during the year ended December 31, 2015 as compared to the same period ended December 31, 2016;

●	A reversal of provision on financial guarantee services of US$283,816 was made during the year ended December 31, 2016 due to payments from certain financial guarantee customers who were previously classified as “loss customers” as of December 31, 2015, as compared to an accrual of provision on financial guarantee services of US$14,939,203 was made during the year ended December 31, 2015;

●	An increase in restricted shares issued to directors and professional service providers of US$1,716,024. Due to the deteriorating direct loan services and financial guarantee services, the Company actively involved financial consulting service providers to find new business models to increase its profitability. As a result, the Company issued more restricted shares during the year ended December 31, 2016; and

●	The decrease in changes in income tax payable by US$1,813,837. This is mainly due that the Company incurred taxable losses and US income tax expenses during the year ended December 31, 2016, leading to insignificant changes in the income tax payable as of December 31, 2016 as compared to that as of December 31, 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was US$2,412,415 as compared to net cash provided by investing activities of US$3,429,127for the year ended December 31, 2015. The cash provided by investing activities for the year ended December 31, 2016 was net effects of collection of principals of US$2,501,518from third party customers of direct loan business, collection of US$2,018,889from third party customers of financial guarantee services, and collection of principal of US$479,704 from direct financing lease customers, against loan disbursement to third party customers of US$1,986,725. The cash provided by investing activities for the year ended December 31, 2015 was mainly caused by payment on behalf of default guarantees of $6,816,408, loan disbursement to third party customers of $17,855,764, netting off collection from guarantees for loan paid on behalf of $336,245, collection from direct loan business of $25,860,398, and installment repayment from direct financing lease customers of $446,412.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 totaled US$1,600,832 as compared to net cash used in financing activities of US$8,508,863 for the year ended December 31, 2015. The cash used in financing activities for the year ended December 31, 2016 was mainly attributable the repayment of bank borrowing of US$2,600,832 and cash collection of US$1,000,000 from a private placement of 2,439,025 shares. During the year ended December 31, 2015, the cash used in financing activities was mainly attributable to the net repayment of bank borrowing of US$8,508,863.

Contractual Obligations

As of December 31, 2016, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Short term bank loans (1)	$-	$-	$-	$-	$-	$-
Operating lease (2) (3)	54,441	5,760	23,621	25,060	-	-
	$54,441	$14,227	$23,621	$25,060	$-	$-

(1)	As of December 31, 2016, the Company repaid all outstanding bank borrowings. The bank borrowings bear an average annual interest rate of 6.31%.

(2)	Our prior lease for our office in Wujiang commenced on June 1, 2015 and would expire on May 31, 2021. In January 2017, we terminated this office lease as we leased a new office (see note 3). No penalty was paid for early termination.

(3)	During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	December 31, 2016	December 31, 2015
Guarantee	$10,893,089	$11,653,342

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

Loans receivable, net

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold such receivable for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded in current year interests and fees on loans. The loans receivable portfolio consists of corporate loans and personal loans (Note 7). The Company does not charge loan origination and commitment fees.

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

The allowance for loan losses is maintained at a level believed to be reasonable by management to absorb probable losses inherent in the portfolio as of each balance sheet date. The allowance is based on factors such as the size and current risk characteristics of the portfolio, an assessment of individual loan and actual loss, delinquency, and/or risk rating record within the portfolio (Note 8). The Company evaluates its allowance for loan losses on a quarterly basis or more often as necessary.

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

Recently issued accounting standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for the Company in the first quarter of 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. The Company is currently evaluating what impact the adoption of this update will have on our consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on classifications in its consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting  as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO  2013) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process consisting of the following:

●	Certain personnel primarily responsible for the preparation of our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements.

●	The Company’s internal control over financial reporting require additional supervision.

●	The Company needs to further improve its allowance analysis system to timely respond to changing economic conditions and have additional qualified personnel to perform allowance analysis.

●	The Company needs to improve its system to better track the collection litigations.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2016 to remediate the material weaknesses identified:

●	To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To expand involvement of qualified external consultants to supervise and review our financial reporting process.

●	To assess the effectiveness of the credit risk assessment standard which are carried out by the revised Loan Review Committee to improve the allowance analysis.

●	To engage outside consultants to assist in the allowance analysis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Mingjie Zhao	53	Chairman of the Board of Directors and Chief Executive Officer
Long Yi	39	Chief Financial Officer and Secretary and Director
Weiliang Jie	29	Director
Teck Chuan Yeo	49	Director
Boling Liu	31	Director

Mr. Mingjie Zhao, age 53, has served as a director of CCC since June 2016. Mr. Zhao, was previously the general manager of Hua Yang, Inc., a company in the real estate development business, since September 2011. From April 2004 to May 2009, he served as Senior Sales Manager of Hephaistos Building Supplies, Inc., a manufacturer and wholesaler of construction material based in New York. Mr. Zhao held a MBA degree from University of Bridgeport and Bachelor of Science degree from China Eastern Normal University.

Mr. Long Yi, age 39, was appointed as the Chief Financial Officer and Secretary of CCC on January 1, 2013. Mr. Yi acted as the interim Chief Executive Officer of CCC between August 21, 2014 and December 29, 2014. Mr. Yi was appointed to serve as a director on the Board effective June 12, 2015. Prior to joining CCC, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) from 2008 to August 2012. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008. He is a Certified Public Accountant in the State of Illinois. Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Mr. Weiliang Jie, age 29, has served as a director of CCC since May 2016. Mr. Jie is currently working as the General Manager at Shenzhen Yilegou Mobile Technology Co, Ltd., an e-commerce technology and service company. From 2008 through 2015, he was the Marketing Manager at Shenzhen Tianhe Union Technology Co, Ltd., a company engaging in business aviation services and network technology development. Prior to that he worked at Shenzhen Mango Travel Service Co., Ltd.

Mr. Teck Chuan Yeo, age 49, has served as a director of CCC since September 2016. Mr. Yeo has been the audit partner of Rui Hua Certified Public Accountants LLP, Shanghai Office, since June 2015. From July 2007 to May 2015, Mr. Yeo served as the audit partner at Deloitte Hua Yong Certified Public Accountants LLP. From July 2002 to March 2007, Mr. Yeo served as the financial service director of South and South East Asia at BOC Asia Ltd. (Singapore). Mr. Yeo obtained a bachelor of accountancy at Nanyang Technological University.

Ms. Boling Liu. Ms. Liu, age 31, has served as a director of CCC since December 2016. Ms. Liu has been the vice president of Shenzhen Tianhe E-Commerce Limited Company since August 2010. From January 2010 to August 2010, Ms. Liu served as a manager of the sales department of Shenzhen Guantian Aeronautics. From April 2005 to January 2010, Ms. Liu served as the manager of customer service of Shanxi Datang Air Service Limited Company. Ms. Liu obtained a bachelor degree of Shanxi Normal University, computer information college.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Weiliang Jie, Teck Chuan Yeo and Boling Liu are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Yeo, Ms. Liu and Mr. Jie are members of our Audit Committee, where Mr. Yeo serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Mr. Yeo possesses accounting or related financial management experience that qualifies him as an "audit committee financial expert" as defined by the rules and regulations of the SEC.

Compensation Committee

Mr. Yeo, Ms. Liu and Mr. Jie are members of our Compensation Committee and Mr. Jie serves as the chairman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Yeo, Ms. Liu and Mr. Jie are the members of our Nominating and Governance Committee where Ms. Liu serves as the chairwoman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Significant Employees

Mr. Yang Jie serves as Vice President of Finance of the Company.

Mr. Yang Jie, age 32, has served as a vice president of finance of CCC since October 30, 2016. Mr. Jie has served as the consultant of Shenzhen Egoos Mobile Internet Company Limited since February 2014. He has also served as general manager of Shenzhen Tianhe Lianmeng Technology Company Limited since March 2009. Form August 2007 to March 2009, he served as the manager at channel marketing department of Universal Travel Group. Mr. Jie obtained a bachelor degree in business administration from Beijing College of Finance and Commerce in 2006.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2016 except as set forth below:

●	Mr. Yi was late for filling a Form 4 to report the issuance of 292,875 shares in lieu of cash compensation for services;
●	Mr. Yang Jie was late for filling a Form 4 to report the issuance of 92,875 shares in lieu of cash compensation for services
●	Mr. Weiliang Jie was late for filing his Form 3;

●	Mr. Zhao was late for filing his Form 3;

●	Mr. Yeo was late for filing his Form 3; and
●	Ms. Liu was late for filing her Form 3.

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

The following table provides disclosure concerning all compensation paid for services to CCC and Wujiang Luxiang in all capacities for our fiscal years ended 2016 and 2015 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Long Yi (1)	2016	50,000	-	462,133	-	-	512,133
(CFO)	2015	56,907	-	110,400	-	-	167,307

Mingjie Zhao (2)	2016	50,000	-	-	-	-	50,000
(CEO)	2015	-	-	-	-	-	-

Jingen Ling (3)	2016	-	-	113,393	-	-	113,393
(Former CEO)	2015	-	-	-	-	-	-

(1)	Mr. Long Yi was appointed as the CFO of CCC on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company.
(2)	Mr. Mingjie Zhao was appointed as the CEO of the Company on June 21, 2016. Mr. Zhao was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company.
(3)	Mr. Jingen Ling was appointed as the CEO of the Company on December 29, 2014. Mr. Ling received this salary as the president of WFOE when he was appointed such position in August 2014. Mr. Ling resigned on June 21, 2016.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2016

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. During the fiscal year ended December 31, 2016, an aggregate of 871,000 shares of common stock were granted to our officers and directors under the plan.

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

On June 21, 2016, Mr. Jinggen Ling notified the Company of his resignation from the Board and as the Chief Executive Officer and President of the Company, effective immediately.

As of June 21, 2016, CCC entered into an employment agreement with Mr. Mingjie Zhao pursuant to which he shall be employed as the CEO of CCC and receive an annual base salary of $50,000. Under his employment agreement, Mr. Zhao is employed as our CEO for a term of five years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer's base salary.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2016.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Boling Liu (1)	$-	-	-	-	-
Weiliang Jie (2)	$-	-	-	-	-
Teck Chuan Yeo (3)	$-	-	-	-	-
John L Levy (4)	$38,680	10,883			49,563
Bo Xu (5)	$-				-
Qinyan Yang (6)	$-				-

(1)	Ms. Liu was appointed as a director of the Company on December 22, 2016 and shall receive annual compensation at $20,000. During fiscal year ended December 31, 2016, Ms. Liu agreed to waive such compensation she was entitled to pursuant to the director offer letter.
(2)	Mr. Jie was appointed as a director of the Company on May 15, 2016 and shall receive no compensation. During fiscal year ended December 31, 2016, Mr. Jie agreed to waive such compensation he was entitled to pursuant to the director offer letter.
(3)	Mr. Yeo was appointed as a director of the Company on May 15, 2016 and shall receive annual compensation at $10,000. During fiscal year ended December 31, 2016, Mr. Yeo agreed to waive such compensation he was entitled to pursuant to the director offer letter.
(4)	Mr. Levy shall receive $36,000 in cash per year. Mr. Levy also shall receive an additional $14,000 per year for acting as Chairman of the Audit Committee. He resigned as director of the Company on December 19, 2016.
(5)	Mr. Xu was appointed as a director of the Company on June 12, 2015 and shall receive annual compensation at $15,000. He resigned as director of the Company on September 21, 2016. During fiscal year ended December 31, 2016, Mr. Xu agreed to waive such compensation he was entitled to pursuant to the director offer letter.
(6)	Ms. Yang was appointed as a director of the Company on June 12, 2015 and shall receive annual compensation at $15,000. She resigned as director of the Company on May 12, 2016. During fiscal year ended December 31, 2016, Ms. Yang agreed to waive such compensation she was entitled to pursuant to the director offer letter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2017 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name of Beneficial Owner	Number Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Ke Da Investment Ltd. No. 1688, Yunli Road, Tongli Wujiang, Jiangsu Province, China	875,700	5.20%
Yang Jie 108 Wooleys Ln, Great Neck, Ny 11023	2,531,900	15.05%
Directors and Executive Officers:
Mingjie Zhao, Chief Executive Officer and Chairman of the Board of Directors	-	-
Long Yi, Chief Financial Officer and Director	92,875	*
Boling Liu, Director	-	-
Weiliang Jie, Director	-	-
Teck Chuan Yeo, Director	-	-
All officers and directors as a group (five persons)		*

*	Represents less than 1%
(1)	Applicable percentage of ownership is based on 16,823,429 shares of common stock outstanding as of March 27, 2017, together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2016, the Company made US$nil of loans on behalf of Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”), a company controlled by Huichun Qin, the Company’s former Chief Executive Officer and Chairman.

As of December 31, 2016, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$196,001. The Company accrued provision of US$98,001 on the outstanding balance as of December 31, 2016.

During the year ended December 31, 2016, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling,the Chief Executive Officer of the Company, was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company. Before December 31, 2016, all outstanding bank borrowings have been repaid.

Huichun Qin transferred $1,098,197(equivalent of RMB 7million) to his personal account without proper authorization on July 2, 2014.

As of December 31, 2015, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2015 and December 31, 2014, respectively.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2016 and 2015 totaled $105,957  and $282,544, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Marcum Bernstein & Pinchuk LLP in 2016. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP.

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

(3)	Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Finance Agreement, dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China, incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K filed on April 4, 2016.
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
10.9	Employment Agreement between China Commercial Credit, Inc. and Mingjie Zhao incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 23, 2016
10.10	Stock Purchase Agreement dated May 26, 2016 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 2, 2016
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of Marcum Bernstein & Pinchuk LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Subsidiaries of Registrant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: April 6, 2017	By:	/s/ Mingjie Zhao
	Name:	Mingjie Zhao
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

	By:	/s/ Weiliang Jie
	Name:	Weiliang Jie
	Title:	Director

	By:	/s/ Boling Liu
	Name:	Boling Liu
	Title:	Director

	By:	/s/ Teck Chuan Yeo
	Name:	Teck Chuan Yeo
	Title:	Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mingjie Zhao	Chief Executive Officer and Director	April 6, 2017
Mingjie Zhao	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer and Director	April 6, 2017
Long Yi	(Principal financial officer and principal accounting officer)

/s/ Weiliang Jie	Director	April 6, 2017
Weiliang Jie

/s/ Boling Liu	Director	April 6, 2017
Boling Liu

/s/ Teck Chuan Yeo	Director	April 6, 2017
Teck Chuan Yeo

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

China Commercial Credit, Inc.

We have audited the accompanying consolidated balance sheets of China Commercial Credit, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Commercial Credit, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP

Shanghai, China
April 6, 2017

SHANGHAI OFFICE • Ste.1006 • JING AN KERRY CENTRE • 1515 WEST NANJING ROAD • SHANGHAI CHINA • 200040 Phone 86.21.6054.5845 • Fax 86.21.5212.5418 • www.marcumbp.com

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Cash	$768,501	$306,401
Restricted cash	9,163	388,361
Notes receivable	107,995	15,404
Loans receivable, net of allowance for loan losses of $51,708,062 and $55,595,653 for December 31, 2016 and 2015, respectively	6,814,919	7,481,067
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,441,663 and $2,857,554 for December 31, 2016 and 2015, respectively	871,159	1,177,442
Interest receivable	11,408	-
Due from a related party	469,418	-
Property and equipment, net	19,969	126,120
Intangible asset	-	4,435
Guarantee paid on behalf of guarantee service customers	11,642,755	14,031,603
Guarantee paid on behalf of related party	196,001	622,807
Other assets	301,324	293,200
Total Assets	$21,212,612	$24,446,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Short-term bank loans	$-	$2,618,729
Deposits payable	748,765	1,070,598
Unearned income from financial guarantee services and finance lease services	20,819	61,302
Accrual for financial guarantee services	17,647,477	19,322,557
Other current liabilities	273,447	182,242
Income tax payable	169,226	126,485
Deferred tax liability	139,947	204,266
Total Liabilities	18,999,681	23,586,179

Shareholders' Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2016 and 2015, respectively; nil and nil shares issued and outstanding at December 31, 2016 and 2015, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2016 and 2015, respectively; nil and nil shares issued and outstanding at December 31, 2016 and 2015, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 16,637,679 and 12,390,062 shares issued and outstanding at December 31, 2016 and 2015, respectively)	16,638	12,390
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	63,124,040	59,698,864
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,007,953)	(1,078,300)
Accumulated deficit	(70,234,656)	(68,254,520)
Accumulated other comprehensive income	4,873,774	5,041,139
Total Shareholders’ Equity	2,212,931	860,661
Total Liabilities and Shareholders’ Equity	$21,212,612	$24,446,840

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015
Interest income
Interests and fees on loans and direct financing lease	$1,287,518	$2,944,135
Interests on deposits with banks	3,535	37,706
Total interest and fee income	1,291,053	2,981,841

Interest expense
Interest expense on short-term bank loans	(29,588)	(496,753)
Net interest income	1,261,465	2,485,088

Reversal of provision /(Provision) for loan losses	426,475	(41,133,808)
Reversal of provision /(Provision) for direct financing lease losses	239,852	(2,376,122)
Net interest income /(loss) after provision for loan losses and financing lease losses	1,927,792	(41,024,842)

Commissions and fees on financial guarantee services	35,199	127,980
Reversal of provision /(Provision) for financial guarantee services	283,816	(14,939,203)
Commission and fee income /(loss) on guarantee services, net	319,015	(14,811,223)

Net Revenue/(Loss)	2,246,807	(55,836,065)

Non-interest income
Other non-interest income	48,152	33,653
Total non-interest income	48,152	33,653

Non-interest expense
Salaries and employee surcharge	(1,264,944)	(892,240)
Rental expenses	(94,826)	(240,704)
Business taxes and surcharge	(18,542)	(101,376)
Other operating expenses	(2,897,690)	(1,724,757)
Total non-interest expense	(4,276,002)	(2,959,077)

Foreign exchange gain /(loss)	907	(8,077)

Loss Before Income Taxes	(1,980,136)	(58,769,566)
Income tax expense	-	(2,495,148)
Net Loss	(1,980,136)	(61,264,714)

Loss per Share- Basic and Diluted	$(0.136)	$(4.962)
Weighted Average Shares Outstanding-Basic and Diluted	14,571,076	12,345,678

Net Loss	(1,980,136)	(61,264,714)
Other comprehensive loss
Foreign currency translation adjustment	(167,365)	(919,855)
Comprehensive Loss	$(2,147,501)	$(62,184,569)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred A		Preferred B		Common Stock		Additional Paid-in	Subscription	Statutory	Retained	Due from a non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	reserve	earnings	shareholder	income	Total

Balance as of December 31, 2014	-	$-	-	$-	12,255,062	$12,255	$59,458,797	$(1,062)	$5,442,150	$(6,989,806)	$(1,147,088)	5,960,994	$62,736,240
Issuance of Common Stocks pursuant to two management directors	-	-	-	-	135,000	135	248,265	-	-	-	-	-	248,400
Disposal of Pride Information	-	-	-	-	-	-	(8,198)	-	-	-	8,198	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	(61,264,714)	-	-	(61,264,714)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	60,590	(919,855)	(859,265)
Balance as of December 31, 2015	-	$-	-	$-	12,390,062	$12,390	$59,698,864	$(1,062)	$5,442,150	$(68,254,520)	$(1,078,300)	5,041,139	$860,661
											-
Issuance of Common Stocks pursuant to three directors	-	-	-	-	371,000	371	213,250	-	-	-	-	-	213,621
Issuance of Common Stocks pursuant to two consultants	-	-	-	-	1,437,592	1,438	1,749,365	-	-	-	-	-	1,750,803
Issuance of Common Stocks pursuant to a private placement	-	-	-	-	2,439,025	2,439	997,561	-	-	-	-	-	1,000,000
Share settlement against legal proceedings (note 18)	-	-	-	-	-	-	465,000	-	-	-	-	-	465,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,980,136)	-	-	(1,980,136)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	70,347	(167,365)	(97,018)
Balance as of December 31, 2016	-	$-	-	$-	16,637,679	$16,638	$63,124,040	$(1,062)	$5,442,150	$(70,234,656)	$(1,007,953)	$4,873,774	$2,212,931

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,980,136)	$(61,264,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,208	126,849
(Reversal of provision) /Provision for loan losses	(426,475)	41,133,808
(Reversal of provision)/ Provision for direct financing lease losses	(239,852)	2,376,122
(Reversal of provision)/ Provision for financial guarantee services	(283,816)	14,939,203
Deferred tax (credit)/expense	(53,301)	599,267
Income from disposal of property and equipment	(48,945)	(14,585)
Loss from disposal of property and equipment	87,867	-
Restricted shares issued to executive officers and professional services	1,964,424	248,400
Provision for settlement expenses against legal proceedings	465,000	-
Changes in operating assets and liabilities:
Interest receivable	(11,924)	536,377
Other assets	(28,485)	37,711
Unearned income from guarantee services and finance lease services	(38,134)	(116,340)
Other current liabilities	97,577	(3,630)
Income tax payable	53,301	1,867,138
Net Cash (Used in) /Provided by Operating Activities	(383,691)	465,606

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(1,986,725)	(17,855,764)
Loans collection from third parties	2,501,518	25,860,398
Payment of loans on behalf of guarantees	(224,557)	(6,816,408)
Collection from guarantees for loan paid on behalf of customers	2,018,889	336,245
Collection of principal of finance lease, in installments	479,704	446,412
Deposit released from banks for financial guarantee services	372,171	1,885,805
Deposit paid to banks for financial guarantee services	(265,687)	(333,636)
Purchases of property and equipment and intangible asset	(47,877)	(112,308)
Disposal of property and equipment	55,640	18,383
Short-term loan paid to a related party	(490,661)	-
Net Cash Provided by Investing Activities	2,412,415	3,429,127

Cash Flows From Financing Activities:
Cash raised in private placement	1,000,000	-
Proceeds from short-term bank borrowings	-	4,655,792
Repayment of short-term bank borrowings	(2,600,832)	(13,164,655)
Net Cash Used in Financing Activities	(1,600,832)	(8,508,863)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	34,208	(71,442)

Net Increase/(Decrease) In Cash and Cash Equivalents	462,100	(4,685,572)
Cash and Cash Equivalents at Beginning of Year	306,401	4,991,973
Cash and Cash Equivalents at End of Year	$768,501	$306,401

Supplemental Cash Flow Information
Cash paid for interest expense	$30,057	$476,635
Cash paid for income tax	$-	$3,388

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On August 7, 2012, CCC entered into certain share exchange agreements with 16 PRC individuals, each of whom is the sole shareholder of a British Virgin Island company (collectively “16 BVI entities”). These 16 PRC individuals represent the ultimate owners of the Wujiang Luxiang Shareholders.

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of December 31, 2016, PFL had two finance lease transactions.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of December 31, 2016, its results of operations for the years ended December 31, 2016 and 2015, and its cash flows for the years ended December 31, 2016 and 2015, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered an accumulated deficit of US$70,234,656 as of December 31, 2016. In addition, the Company had working capital (total consolidated current assets exceeding total consolidated current liabilities) of US$2,332,909, as of December 31, 2016. As of December 31, 2016, the Company had cash and cash equivalents of US$768,501, and total short-term borrowings of US$ nil.

These and other factors disclosed in this annual report raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

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

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months after the financial statements are available to be issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(b) Operating segments

Accounting Standard Codification (“ASC”)  280, Segment Reporting requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has no reportable segments. All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with registered capital and other borrowings and manage interest rate and credit risk.

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the years ended December 31, 2016 and 2015, there was no one customer that accounted for more than 10% of the Company's revenue.

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

(e) Loans receivable, net

Loans receivable primarily represent loan amount due from customers. The management has the intent and ability to hold such receivable for the foreseeable future or until maturity or payoff. Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected. Loan origination and commitment fees and certain direct loan origination costs collected from customers are directly recorded in current year interests and fees on loans. The loans receivable portfolio consists of corporate loans and personal loans (Note 7). The Company does not charge loan origination and commitment fees.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The interest reversed due to the above reason was US$2,604,172 and US$2,593,611 as of December 31, 2016 and 2015, respectively.

(h) Property and equipment

The property and equipment are stated at cost less accumulated depreciation. The depreciation is computed on a straight-line method over the estimated useful lives of the assets with 5% salvage value. Estimated useful lives of property and equipment are stated in Note 13.

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

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2016 and 2015.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2016 and 2015, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, loan receivables, other receivable, short-term bank loans and deposits payable, which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	December 31, 2016	December 31, 2015
Balance sheet items, except for equity accounts	6.9448	6.4917

	For the years ended December 31,
	2016	2015
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6441	6.2288

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board ("FASB Codification"). Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some exercise taxes) are excluded from revenues.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Financial guarantee service contract (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	December 31, 2016	December 31, 2015
Guarantee	$10,893,089	$11,653,342

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “Reversal of provision /(Provision) for financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 55% and 50% of contract amount as of December 31, 2016 and 2015, and made a provision of US$6,005,609 and US$5,691,253 as of these two reporting dates, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of US$11,641,868 and US$13,631,304 as of December 31, 2016 and 2015, respectively. The total accrual for financial guarantee services amounted to US$17,647,477 and US$19,322,557 as of December 31, 2016 and 2015, respectively. The Company reviews the provision on a quarterly basis.

The Company reversed provision of US$283,816 and provided provision of US$14,939,203 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the management charged off specific provision for two and one customer in the amount of US$142,966 and US$262,422, considering remote collectability from the customers.

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

(q) Comprehensive loss

Comprehensive income includes net income and foreign currency adjustments. Comprehensive income is reported in the statements of operations and comprehensive income.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(u) Recently issued accounting standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for the Company in the first quarter of 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. The Company is currently evaluating what impact the adoption of this update will have on our consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on classifications in its consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

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

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On February 19, 2014, WFOE entered into certain contractual arrangements, having substantially the same terms as those of the VIE Agreements with Pride Information and its sole shareholder, Mr. Huichun Qin. These VIE Agreements were terminated on May 11, 2015 and will be accounted for as a deconsolidation. Pride Information did not have any business since its inception. (See Note 1)

As of December 31, 2016, the Company had only one VIE.

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

The following financial statement amounts and balances of the VIE were included in the audited consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Total assets	$19,609,945	$22,920,730
Total liabilities	$19,654,760	$23,932,841

	For the years ended December 31,
	2016	2015
Revenue	$1,239,194	$2,741,190
Net income/(loss)	$905,618	$(58,005,789)

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	RISKS

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

In addition, the Company calculates the provision amount as below:

1.	General Reserve - is based on total loan receivable balance and to be used to cover unidentified probable loan loss. According to management assessment, the General Reserve is required to be no less than 1% of total loan receivable balance.

2.	Special Reserve - is fund set aside covering losses due to risks related to a particular country, region, industry, company or type of loans. The reserve rate could be decided based on management estimate of loan collectability. The Loan portfolio did not include any loans outside of the PRC.

3.	Specific Reserve – is based on a loan by loan basis covering losses due to risks related to the ability and intension of repayment of each customer. The reserve rate was individually assessed based on management estimate of loan collectability.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	RISKS (CONTINUED)

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

(d) Concentration risk

As of December 31, 2016 and 2015, the Company held cash of US$768,501 and US$306,401, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of December 31, 2016 and 2015.

6.	RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company's guarantee service customers. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months. However, due to high default rate in the financial guarantee services, the Company narrowed its financial guarantee business from the year ended December 31, 2015. As a result, the Company did not continue guarantor agreements with banks and was not subject to restrictions on deposits in banks. As of December 31, 2016 and 2015, the balances of restricted cash were minimal, amounting to US$0.01 million and US$0.4 million, respectively.

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposits payable” on the audited consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the years ended December 31, 2016 and 2015, respectively.

6.1 Loans receivable consist of the following:

	December 31, 2016	December 31, 2015
Business loans	$37,786,657	$40,498,813
Personal loans	20,736,324	22,577,907
Total Loans receivable	58,522,981	63,076,720
Allowance for loan losses
Collectively assessed	(50,481240)	(55,595,653)
Individually assessed	(1,226,822)	-
Allowance for loan losses	(51,708,062)	(55,595,653)
Loans receivable, net	$6,814,919	$7,481,067

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of December 31, 2016 and 2015, the Company had 70 and 68 business loan customers, and 41 and 47 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the years ended December 31, 2016 and 2015, a reversal of provision of US$426,475 and a provision of US$41,133,808 were charged to the consolidated statement of income, respectively. Write-offs of $11,519 and $7,058,495 against allowances have occurred for the years ended December 31, 2016 and 2015, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015

Business loans	$35,885,947	$21,907,409
Personal loans	20,693,126	10,211,501
	$56,579,073	$32,118,910

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS RECEIVABLE, NET (CONTINUED)

7.1 Loans receivable consist of the following: (continued)

The following table represents the aging of loans as of December 31, 2016 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$10,992,518	$5,585,728	19,307,701	$35,885,947	$1,900,710	$37,786,657
Personal loans	43,198	6,234,908	428,956	14,029,262	20,736,324	-	20,736,324
	$43,198	$17,227,426	$6,014,684	33,336,963	$56,622,271	$1,900,710	$58,522,981

The following table represents the aging of loans as of December 31, 2015 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$77,021	$4,313,200	$7,555,846	10,038,363	$21,984,430	$18,514,383	$40,498,813
Personal loans	924,257	1,848,514	3,749,403	4,613,583	11,135,758	11,442,149	22,577,907
	$1,001,278	$6,161,714	$11,305,249	14,651,947	$33,120,188	$29,956,532	$63,076,720

7.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2016 and 2015, respectively:

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE, NET (CONTINUED)

7.2 Analysis of loans by credit quality indicator (continued)

Five Categories	December 31, 2016%		December 31, 2015%

Pass	$1,900,710	3.2%	$-	-
Special mention	-	-	-	-
Substandard	-	-	2,695,750	4.3%
Doubtful	9,866,430	16.9%	9,841,658	15.6%
Loss	46,755,841	79.9%	50,539,312	80.1%
Total	$58,522,981	100%	$63,076,720	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2016:

	December 31, 2016
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,557,758	$19,904,043	$55,461,801
Pledged assets backed loans	-	-	-
Collateral backed loans	2,228,899	832,281	3,061,180
	$37,786,657	$20,736,324	$58,522,981

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2015:

	December 31, 2015
	Business Loans	Personal Loans	Total
Guarantee backed loans	$37,498,183	$21,510,390	$59,008,573
Pledged assets backed loans	-	-	-
Collateral backed loans	3,000,630	1,067,517	4,068,147
	$40,498,813	$22,577,907	$63,076,720

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

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of December 31, 2016 and 2015, guaranteed loans make up 94.8% and 93.6% of our direct loan portfolio, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ALLOWANCE FOR LOAN LOSSES

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the years ended December 31, 2016 and 2015:

	Business Loans	Personal Loans	Total
For the year ended December 31, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Charge-offs	(11,519)	-	(11,519)
Recoveries	(676,315)	(162,204)	(838,519)
Provisions Foreign exchange gain	230,580 (2,269,531)	347,602 (1,346,204)	578,182 (3,615,735)

Ending balance	32,356,953	19,351,109	51,708,062
Ending balance: individually evaluated for impairment	254,,868	971,954	1,226,822
Ending balance: collectively evaluated for impairment	$32,102,085	$18,379,155	$50,481,240

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans	Personal Loans	Total
For the year ended December 31, 2015
Beginning balance	$14,836,650	$9,654,071	$24,490,721
Charge-offs	(6,017,116)	(1,041,379)	(7,058,495)
Recoveries	-	-	-
Provisions	26,264,204	11,899,223	38,163,427
Ending balance	35,083,738	20,511,915	55,595,653
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$35,083,738	$20,511,915	$55,595,653

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$1,900,710	$-	$-	$7,096,000	$28,789,947	$37,786,657
Personal loans	-	-	-	2,770,430	17,965,894	20,736,324
	$1,900,710	$-	$-	$9,866,430	$46,755,841	$58,522,981

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company's internal risk rating system as of December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$-	$-	$2,618,729	$6,103,192	$31,776,892	$40,498,813
Personal loans	-	-	77,021	3,738,466	18,762,420	22,577,907
	$-	$-	$2,695,750	$9,841,658	$50,539,312	$63,076,720

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	LOAN IMPAIRMENT

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the years ended December 31, 2016 and 2015, respectively.

10.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	December 31, 2016	December 31, 2015
Guarantee paid on behalf of guarantee service customers	$11,642,755	$14,031,603
Guarantee paid on behalf of a related party	196,001	622,807
Total	$11,838,756	$14,654,410

As of December 31, 2016 and 2015, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-two and thirty-one of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Guarantee paid on behalf of a related party represents payment made by the Company to banks on behalf of one and one of its related party customer. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of December 31, 2016 and 2015, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of US$17,647,477 and US$19,322,557, respectively.

11.	OTHER ASSETS

Other assets as of December 31, 2016 and 2015 consisted of:

	December 31, 2016	December 31, 2015
Other prepaid expense	20,456	30,809
Deposit for court filing fees and legal fees	235,871	222,934
Other receivables	44,997	39,457
	$301,324	$293,200

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	December 31, 2016	December 31, 2015

Within 1 year	$3,599,831	$3,635,411
2 years	-	754,810
3 years	-	-
Total minimum lease receipts	3,599,831	4,390,221
Less: amount representing interest	(287,009)	(464,100)
Present value of minimum lease receipts	$3,312,822	$3,926,121

Following is a summary of the components of the Company’s net investment in direct financing leases as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Total minimum lease payments to be received	$3,599,831	$4,390,221
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	3,599,831	4,390,221
Less Allowance for uncollectible	(2,441,663)	(2,857,554)
Net minimum lease payments receivable	1,158,168	1,532,667
Estimated residual value of leased property	-	-
Less: Unearned income	(287,009)	(355,255))
Net investment in direct financing lease	$871,159	$1,177,442

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	December 31, 2016	December 31, 2015
Furniture and fixtures	5	$20,808	$22,260
Vehicles	4	-	153,288
Electronic equipment	3	131,314	140,001
Leasehold improvement	3	159,662	86,418
Less: accumulated depreciation		(291,815)	(275,847)
Property and equipment, net		$19,969	$126,120

During the year ended December 31, 2016, the Company disposed of one vehicle with net book value of US$7,164 (original cost of US$143,288, accumulated depreciation of US$136,124). The Company generated non-interest income of US$48,945 from the disposal. In addition, the Company disposed of leasehold improvement of office with net book value of US$84,063 (original cost of US$126,138, accumulated depreciation of US$42,075). The Company incurred other operating expense of US$87,867 from the disposal.

During the year ended December 31, 2015, the Company disposed of two vehicles with net book value of $3,833 (original cost of $76,654, accumulated depreciation of $72,821). The Company generated non-interest income of $14,388 from the disposal.

Depreciation expense totaled $54,875 and $117,135 for the years ended December 31, 2016 and 2015, respectively.

14.	INTANGIBLE ASSETS

Intangible asset represents the software used for P2P platform, the useful life is estimated at 3 years.

	Useful Life (years)	December 31, 2016	December 31, 2015

Software	3	$-	$4,435

Amortization expense totaled $4,333 and US$9,714 for the years ended December 31, 2016 and 2015, respectively.

15.	SHORT-TERM BANK LOANS

Bank Name	Interest rate	Term	December 31, 2016	December 31, 2015

Agricultural Bank Of China	Fixed annual rate of 6.31%	From October 30, 2015 to October 30, 2016	-	2,618,729
			$-	$2,618,729

During the year ended December 31, 2015, the Company repaid the all outstanding bank borrowings. As of December 31, 2016, the Company did not have bank loans.

As of December 31, 2015, the short-term bank loans have maturity terms within 1 year. These loans were guaranteed by the Wujiang Luxiang Shareholders.

Interest expense incurred on short-term loans for the years ended December 31, 2016 and 2015 were US$29,588 and US$496,753, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain guarantees and finance leases from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under guarantee and finance lease contracts.

17.	UNEARNED INCOME FROM GUARANTEE SERVICES AND FINANCING LEASE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was US$2,820 and $1,610 as of December 31, 2016 and 2015, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the finance lease service life. Unearned income from financing leasing services was US$17,999 and US$59,692 as of December 31, 2016 and 2015, respectively.

18.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2016 and 2015 consisted of:

	December 31, 2016	December 31, 2015
Accrued payroll	$37,575	$85,144
Accrued office rental expenses	34,558	61,617
Other tax (recoverable)/payable	(44,007)	14,187
Accrued provision for cash settlement against legal proceedings	225,000	-
Other payable	20,321	21,294
	$273,447	$182,242

On April 22, 2016, we filed a stipulation and agreement of settlement ("Stipulation") with all persons and entities that purchased or otherwise acquired CCCR shares between August 14, 2013 and July 25, 2014 (collectively "Led Defendants" ). Pursuant to the Stipulation, CCCR shall cause (a) $225,000 to be transferred to the Escrow Agent within fifteen (15) business days of the later of: (i) the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation; or (ii) Lead Counsel provision to Settling Defendants’ Counsel of written payment instructions and a completed W-9 form; and (b) Cause CCCR to issue 750,000 shares of freely tradeable shares of CCCR common stock (the “Settlement Stock”) to the Escrow Agent within fifteen (15) business days of the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation. In the opinion of management, it is highly probable for the Company to settle such a Stipulation. The Company accounted for the cash settlement of $225,000 as an accrued liability and the share settlement of 750,000 shares in the amount of US$465,000 (at market value of $0.62 per share) as an additional paid-in capital.

19.	OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, 2016 and 2015 consisted of:

	For the years ended
	December 31,
	2016	2015
Depreciation and amortization	$59,208	$126,850
Travel expenses	15,089	7,718
Entertainment expenses	16,370	17,136
Promotion expenses	-	257
Legal and consulting expenses	1,802,480	1,016,711
Car expenses	25,263	53,302
Bank charges	3,400	37,202
Audit-related expense	105,957	282,544
Provision for settlement against legal proceedings	690,000	-
Other expenses	179,923	183,037
Total	$2,897,690	$1,724,757

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were US$28,682 and US$61,495 for the years ended December 31, 2016 and 2015, respectively.

21.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the years ended December 31, 2016 and 2015, respectively.

22.	CAPITAL TRANSACTION

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	CAPITAL TRANSACTION (CONTINUED)

Common Stock (continued)

On September 14, 2016, the Company issued 300,000 restricted shares to Shanchun Huang, the designee of Wealth Index Capital Limited, for the consulting services provided. The shares were issued at a market value of US$2.57, in the total amount of $771,000.

On December 21, 2016, the Company issued 500,000 restricted shares to one service provider, for the consulting services provided. The shares were issued at a market value of US$1.22, in the total amount of 610,000.

As of December 31, 2016, there were 16,637,679 shares of Common Stock issued and outstanding.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	CAPITAL TRANSACTION (CONTINUED)

Preferred Stock (continued)

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

23.	STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the years ended December 31, 2016 and 2015, the Company did not accrue the statutory reserve due to accumulated deficit..

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015, respectively:

	For the Years Ended
	December 31,
	2016	2015

Net loss attributable to the common shareholders	$1,980,136	$61,264,714

Basic weighted-average common shares outstanding	14,571,076	12,345,678
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	14,571,076	12,345,678

Loss per share:
Basic	$0.136	$4.962
Diluted	$0.136	$4.962

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2016 and 2015. The number of warrants is omitted from the computation as the anti-dilutive effect.

25.	INCOME TAXES AND TAX RECEIVABLE

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits. For the years ended December 31, 2016, the Company made net tax operating profit from its PRC subsidiaries and its consolidated VIE of US$479,493. As of December 31, 2016, the Company has carry-forward tax operating losses from its PRC subsidiaries and its consolidated VIE of US$61,426,881, which will expire from the year ending December 31, 2019 to 2020. The Company recognized deferred income tax assets of US$11,217,707 as of December 31, 2016. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2016 to 2021 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of US$11,217,707 as of December 31, 2016.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES AND TAX RECEIVABLE (CONTINUED)

Income tax payable is comprised of:

	December 31, 2016	December 31, 2015

Income tax payable	$169,226	$126,485

Income tax expense for years ended December 31, 2016 and 2015 is comprised of:

	For the years ended
	December 31,
	2016	2015
Current income tax expense	$-	$1,764,058
Deferred income tax expense	-	731,090
Total provision for income taxes	$-	$2,495,148

The effective tax rates for the years ended December 31, 2016 and 2015 are 0% and -4.25%, respectively.

The reconciliation between the effective income tax rate and the PRC statutory income tax rate of 25% is as follows:

	For the years ended
	December 31,
	2016	2015
PRC statutory tax rate	$25%	$25%
Effect of preferential income tax rate on loan business	3.88%	-8.65%
Effect of income tax rate difference in other jurisdiction	-38.18%	-0.22%
Effect of non-deductible expenses	-12.95%	0.00%
Effect of valuation allowances	22.25%	-17.43%
Effect of allowances on income tax receivable	0.00%	-2.9%
Effect of others	0.00%	0.73%
Total provision for income taxes	$0.00%	$-4.25%

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of December 31, 2016 and 2015, subsidy of US$1,353,810 and US$1,011,877 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of December 31, 2016 and 2015, the deferred tax liability amounted to US$139,947 and US$204,266, respectively.

As of December 31, 2016 and 2015, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Rongshengda Investment Holding Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Suzhou Dingli Real Estate Co., Ltd.	Controlled by Former Chief Executive Officer
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the year ended December 31, 2016, Suzhou Dingli Real Estate Co., Ltd., a company controlled by Mr. Jingen Ling, the Former Chief Executive Officer was involved to provide guarantee services for the bank borrowings. No commissions or fees are required from the Company. Before December 31, 2016, all outstanding bank borrowings have been repaid.

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. The loan was agreed to return by November 30, 2016. Due to the short-term borrowing, the Company did not charge any interest or fees. By December 31, 2016, the Company has collected US$1,454,563 from the related party. As of December 31, 2016, the balance of US$469,418 was still outstanding. As of the date of filing, the balance was collected.

3)	Related party balances

Amount due from related parties were as follows:

	December 31, 2016	December 31, 2015

Suzhou Rongshengda Investment Holding Co., Ltd.	$469,418	$-
Chunjia Textile	196,001	622,807
Huichun Qin	$1,007,953	$1,078,300

As of December 31, 2016, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$196,001. The Company accrued provision of US$98,001 on the outstanding balance as of December 31, 2016.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of December 31, 2016, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2016 and 2015, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of December 31, 2016 in future periods:

Rental payments

Year ending December 31, 2017	5,760
Year ending December 31, 2018	23,621
Year ending December 31, 2019 and thereafter	25,060
Total	$54,441

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20% . As of December 31, 2016 and 2015, the loan amount guaranteed by the Company was US$10,893,089 and US$11,653,342, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of December 31, 2016, the Company was involved in 107 lawsuits, among which 76 were related to its loan business, 30 were related to guarantee business, and 1 was related to financing lease business. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 82 of these cases with an aggregated claim of US$39.6 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 25 cases with an aggregated claim of USD 19.0 million have not been adjudicated by the Court as of December 31, 2016.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

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

On April 22, 2016, we filed a stipulation and agreement of settlement ("Stipulation") with all persons and entities that purchased or otherwise acquired CCCR shares between August 14, 2013 and July 25, 2014 (collectively "Led Defendants). Pursuant to the Stipulation, CCCR shall cause (a) $225,000 to be transferred to the Escrow Agent within fifteen (15) business days of the later of: (i) the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation; or (ii) Lead Counsel provision to Settling Defendants’ Counsel of written payment instructions and a completed W-9 form; and (b) Cause CCCR to issue 750,000 shares of freely tradeable shares of CCCR common stock (the “Settlement Stock”) to the Escrow Agent within fifteen (15) business days of the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation. In the opinion of management and the Company’s attorney , it is highly probable for the Company to settle such a Stipulation.

28.	SUBSEQUENT EVENT

1)	Charged-off loans

During the period from January 1, 2017 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of December 31, 2016 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

INDEX TO EXHIBITS

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Finance Agreement, dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China, incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K filed on April 4, 2016.
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
10.9	Employment Agreement between China Commercial Credit, Inc. and Mingjie Zhao incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 23, 2016
10.10	Stock Purchase Agreement dated May 26, 2016 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 2, 2016
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of Marcum Bernstein & Pinchuk LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

49