Form 10-Q
period 2017-03-31
China Commercial Credit Inc
filed 2017-05-18
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 9, 2017, 17,323,429 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash	$1,080,768	$768,501
Restricted cash	9,267	9,163
Notes receivable	101,579	107,995
Loans receivable, net of allowance for loan losses of $52,893,015 and $51,708,062 for March 31, 2017 and December 31, 2016, respectively	5,970,650	6,814,919
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,424,381 and $2,441,663 for March 31, 2017 and December 31, 2016, respectively	841,659	871,159
Interest receivable	31,889	11,408
Due from a related party	-	469,418
Property and equipment, net	18,479	19,969
Guarantee paid on behalf of guarantee service customers	11,726,082	11,642,755
Guarantee paid on behalf of a related party	197,526	196,001
Other assets	292,399	301,324
Total Assets	$20,270,298	$21,212,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits payable	$754,591	$748,765
Unearned income from financial guarantee services and finance lease services	12,697	20,819
Accrual for financial guarantee services	17,777,574	17,647,477
Other current liabilities	279,051	273,447
Income tax payable	191,190	169,226
Deferred tax liability	120,388	139,947
Total Liabilities	19,135,491	18,999,681

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 16,823,429 and 16,637,679 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	16,824	16,638
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	63,317,034	63,124,040
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,015,795)	(1,007,953)
Accumulated deficit	(71,519,733)	(70,234,656)
Accumulated other comprehensive income	4,895,389	4,873,774
Total Shareholders’ Equity	1,134,807	2,212,931
Total Liabilities and Shareholders’ Equity	$20,270,298	$21,212,612

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Interest income
Interests and fees on loans and direct financing lease	$106,674	$232,046
Interests on deposits with banks	102	2,755
Total interest and fee income	106,776	234,801

Interest expense
Interest expense on short-term bank loans	-	(30,057)
Net interest income	106,776	204,744

Provision for loan losses	(782,882)	(102,632)
Reversal of provision for direct financing lease losses	36,289	-
Net interest (loss)/income after provision for loan losses and financing lease losses	(639,817)	102,112

Commissions and fees on financial guarantee services	2,843	7,891
Reversal of provision for financial guarantee services	7,207	1,411,494
Commission and fee income on guarantee services, net	10,050	1,419,385

Net (Loss)/Revenue	(629,767)	1,521,497

Non-interest expense
Salaries and employee surcharge	(379,923)	(102,060)
Rental expenses	(13,641)	(18,347)
Business taxes and surcharge	(1,845)	(16,755)
Other operating expenses	(259,806)	(253,372)
Total non-interest expense	(655,215)	(390,534)

Foreign exchange loss	(95)	(487)

(Loss)/Income Before Income Taxes	(1,285,077)	1,130,476
Income tax expense	-	-
Net (Loss)/Income	(1,285,077)	1,130,476

(Loss)/Income per Share- Basic and Diluted	$(0.077)	$0.091
Weighted Average Shares Outstanding-Basic and Diluted	16,697,532	12,395,205

Net (Loss)/Income	(1,285,077)	1,130,476
Other comprehensive income/(loss)
Foreign currency translation adjustment	21,615	(891,546)
Comprehensive (Loss)/Income	$(1,263,462)	$238,930

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net (loss)/income	$(1,285,077)	$1,130,476
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,646	20,144
Provision for loan losses	782,882	102,632
Reversal of provision for direct financing lease losses	(36,289)	-
Reversal of provision for financial guarantee services	(7,207)	(1,411,494)
Deferred tax credit	(20,654)	-
Shares issued to executive officers for professional services	193,180	1,920
Changes in operating assets and liabilities:
Interest receivable	(20,398)	-
Other assets	11,272	83,691
Unearned income from guarantee services and finance lease services	(8,286)	17,795
Other current liabilities	5,229	(100,539)
Income tax payable	20,654	-
Net Cash Used in by Operating Activities	(363,048)	(155,375)

Cash Flows from Investing Activities:
Loans collection from third parties	121,931	1,373,611
Payment of loans on behalf of guarantees	-	(36,762)
Collection from guarantees for loan paid on behalf of customers	7,258	1,411,494
Collection of principal of finance lease, in installments	72,578	-
Deposit released from banks for financial guarantee services	-	89,084
Deposit paid to banks for financial guarantee services	(33)	(91,602)
Purchases of property and equipment and intangible asset	-	(48,162)
Short-term loan collected from a related party	473,210	-
Net Cash Provided by Investing Activities	674,944	2,697,663

Cash Flows From Financing Activities:
Repayment of short-term bank borrowings	-	(2,599,210)
Net Cash Used in Financing Activities	-	(2,599,210)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	371	788
Net Increase/(Decrease) In Cash and Cash Equivalents	312,267	(56,134)
Cash and Cash Equivalents at Beginning of Period	768,501	306,401
Cash and Cash Equivalents at End of Period	$1,080,768	$250,267

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$30,481
Cash paid for income tax	$-	$-

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

VIE AGREEMENTS WITH WUJIANG LUXIANG

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Power of Attorney

Under the Power of Attorney, the Wujiang Luxiang Shareholders authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Wujiang Luxiang. The Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution, so long as the Wujiang Shareholder is a shareholder of the Company.

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of March 31, 2017, PFL had two finance lease transactions.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements. The conditions described below raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$71,519,733 as of March 31, 2017. In addition, the Company had net asset (total consolidated assets exceeding total consolidated current liabilities) of US$1,134,807 as of March 31, 2017.  As of March 31, 2017, the Company had cash and cash equivalents of US$1,080,768, and total short-term borrowings of US$ nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the three months ended March 31, 2017, the Company incurred operating loss of $1,285,077. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses with be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company  in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the three months ended March 31, 2017, the Company incurred negative operating cash flow of $363,048. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing.

The Company continues to reduce the redundant headcount and entered into a new office lease with lower rent commitment since January 1, 2017 to improve operating cash flow.

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally adversely affected by emergence of internet finance entities, the Company was facing fierce competition. Considering the high risks from both customer base and competitors, management assessed the Company would further reduced the loan business without strong financial support.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The unaudited condensed interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed interim financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 6, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of March 31, 2017, its unaudited condensed results of operations for the three months ended March 31, 2017 and 2016, and its unaudited condensed cash flows for the three months ended March 31, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Operating segments

Accounting Standard Codification (“ASC”) 280, Segment Reporting requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has no reportable segments. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with registered capital and other borrowings and manage interest rate and credit risk.

The Company has only one reportable segment, which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province. The Company’s chief operating decision-maker (“CODM”) has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. The Company’s net revenues are all generated from customers in the PRC. Hence, the Company operates and manages its business without segments. For the three months ended March 31, 2017 and 2016, there was no one customer that accounted for more than 10% of the Company’s revenue.

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

(f) Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the condensed consolidated statements of operations and comprehensive loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Allowance for loan losses (continued)

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

The interest reversed due to the above reason was US$2,604,172 and US$2,604,172 as of March 31, 2017 and December 31, 2016, respectively.

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

(i) Impairment of long-lived assets

The Company applies the provisions of ASC No. 360 Sub topic 10, “Impairment or Disposal of Long-Lived Assets”(ASC 360- 10) issued by the Financial Accounting Standards Board (“FASB”). ASC 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the three months ended March 31, 2017 and 2016.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017 and December 31, 2016, financial instruments of the Company primarily comprise of cash, restricted cash, notes receivable, loan receivables, guarantee paid on behalf of guarantee service customers and a related party, other receivable, and deposits payable, which were carried at cost on the condensed consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

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

	March 31, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.8912	6.9448

	For the three months ended March 31,
	2017	2016
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8891	6.5405

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the condensed consolidated statements of comprehensive loss.

(l) Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the unaudited condensed financial statements include: (i) the allowance for doubtful debts; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrual of estimated liabilities; (iv) useful lives of long-lived assets; (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease as prescribed by the Financial Accounting Standards Board (“FASB Codification”). The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Financial guarantee service contract (continued)

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	March 31, 2017	December 31, 2016
Guarantee	$10,977,840	$10,893,089

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the condensed consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “Reversal of provision /(Provision) for financial guarantee services” against the income of commissions and fees on guarantee services reserve.

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 55% of contract amount as of both March 31, 2017 and December 31, 2016, and made a provision of US$6,052,334 and US$6,005,609 as of these two reporting dates, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans, in the amount of US$11,725,240 and US$11,641,868 as of March 31, 2017 and December 31, 2016, respectively. The total accrual for financial guarantee services amounted to US$17,777,574 and US$17,647,477 as of March 31, 2017 and December 31, 2016, respectively. The Company reviews the provision on a quarterly basis.

The Company reversed provision of US$7,207 and US$1,411,494 for the three months ended March 31, 2017 and 2016, respectively, as  the Company collected from guarantee customers for payments on behalf of in the amount of US$7,258 and US$1,411,494,for the three month ended March 31, 2017 and 2016, respectively. Among the collection, US$7,207 and US$1,411,494 were accrued of 100% allowance as of pervious year end.

As of March 31, 2017 and December 31, 2016, the management charged off specific provision for two and two customers in the amount of US$144,079 and US$142,966, considering remote collectability from the customers.

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

(q) Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Share-based awards

Share-based awards granted to the Company’s employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

(u) Recently issued accounting standards

In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is only permitted in the first quarter of 2017. The Company is currently evaluating the impact and timing adopting this guidance will have on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the condensed consolidated financial statements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

As of March 31, 2017, the Company had only one VIE.

The significant terms of the VIE Agreements are summarized in Note 1.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. WFOE is deemed to have a controlling financial interest and be the primary beneficiary of the entities mentioned in Note 1 above, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE

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

The following financial statement amounts and balances of the VIE were included in the unaudited condensed interim consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016
	(unaudited)
Total assets	$18,395,905	$19,609,945
Total liabilities	$19,273,195	$19,654,760

	For the three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenue	$69,145	$231,074
Net loss	$706,530	$1,220,370

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

All of the Company’s current revenue is generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in US$ or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(c) Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

(d) Concentration risk

As of March 31, 2017 and December 31, 2016, the Company held cash of US$1,080,768 and US$768,501, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of March 31, 2017 and December 31, 2016.

6. RESTRICTED CASH

Restricted cash represents cash pledged with banks as guarantor deposit for the Company’s guarantee service customers. The banks providing loans to the Company’s guarantee service customers generally require the Company, as the guarantor of the loans, to pledge a cash deposit usually in the range of 10% to 30% of the guaranteed amount. The deposits are released after the guaranteed bank loans are paid off and the Company’s guarantee obligation expires which is usually within 12 months. However, due to high default rate in the financial guarantee services, the Company narrowed its financial guarantee business from the year ended December 31, 2015. As a result, the Company did not continue guarantor agreements with banks and was not subject to restrictions on deposits in banks. As of March 31, 2017 and December 31, 2016, the balances of restricted cash were minimal, amounting to US$0.01 million and US$0.01 million, respectively.

At the same time, the Company requires the guarantee service customers to make a deposit to the Company of the same amount as the deposit the Company pledged to the banks for their loans. The Company recorded the deposit received as “deposits payable” on the unaudited condensed consolidated balance sheet. The deposit is returned to the customer after the customer repays the bank loan and the Company’s guarantee obligation expires.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the three months ended March 31, 2017 and 2016, respectively.

7.1 Loans receivable consist of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Business loans	$37,966,008	$37,786,657
Personal loans	20,897,657	20,736,324
Total Loans receivable	58,863,665	58,522,981
Allowance for loan losses
Collectively assessed	(49,803,547)	(50,481240)
Individually assessed	(3,089,468)	(1,226,822)
Allowance for loan losses	(52,893,015)	(51,708,062)
Loans receivable, net	$5,970,650	$6,814,919

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of March 31, 2017 and December 31, 2016, the Company had 70 business loan customers and 41 personal loan customers. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended March 31, 2017 and 2016, a provision of US$782,882 and US$102,632 were charged to the condensed consolidated statement of income, respectively. No write-offs against allowances have occurred for the three months ended March 31, 2017 and 2016, respectively.

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

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
	(unaudited)

Business loans	$36,050,509	$35,885,947
Personal loans	20,897,657	20,693,126
	$56,948,166	$56,579,073

The following table represents the aging of loans as of March 31, 2017 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Business loans	$-	$-	$16,138,384	19,912,125	$36,050,509	$1,915,499	$37,966,008
Personal loans	-	43,534	6,283,417	14,570,706	20,897,657	-	20,897,657

	$-	$43,534	$22,421,801	34,482,831	$56,948,166	$1,915,499	$58,863,665

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of December 31, 2016 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$10,992,518	$5,585,728	19,307,701	$35,885,947	$1,900,710	$37,786,657
Personal loans	43,198	6,234,908	428,956	14,029,262	20,736,324	-	20,736,324

	$43,198	$17,227,426	$6,014,684	33,336,963	$56,622,271	$1,900,710	$58,522,981

7.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2017 and December 31, 2016, respectively:

Five Categories	March 31, 2017%		December 31, 2016%
	(unaudited)
Pass	$1,915,499	3.3%	$1,900,710	3.2%
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	9,704,231	16.5%	9,866,430	16.9%
Loss	47,243,935	80.3%	46,755,841	79.9%
Total	$58,863,665	100%	$58,522,981	100%

7.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of March 31, 2017:

	March 31, 2017 (unaudited)
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,719,767	$20,058,901	$55,778,668
Collateral backed loans	2,246,241	838,756	3,084,997
	$37,966,008	$20,897,657	$58,863,665

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2016:

	December 31, 2016
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,557,758	$19,904,043	$55,461,801
Collateral backed loans	2,228,899	832,281	3,061,180
	$37,786,657	$20,736,324	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS RECEIVABLE, NET (CONTINUED)

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of March 31, 2017 and December 31, 2016, guaranteed loans make up 94.8% and 94.8% of our direct loan portfolio, respectively.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2017 and 2016:

	Business Loans	Personal Loans	Total
For the three months ended March 31, 2017	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$32,356,953	$19,351,109	$51,708,062
Charge-offs	-	-	-
Recoveries	(57,337)	-	(57,337)
Provisions	143,468	696,751	840,219
Foreign exchange loss	251,720	150,351	402,071
Ending balance	32,694,804	20,198,211	52,893,015
Ending balance: individually evaluated for impairment	1,120,277	1,969,191	3,089,468
Ending balance: collectively evaluated for impairment	$31,574,527	$18,229,020	$49,803,547

	Business Loans	Personal Loans	Total
For the three months ended March 31, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Charge-offs	-	-	-
Recoveries	(80,014)	-	(80,014)
Provisions	495,683	133,499	629,182
Ending balance	35,499,407	20,645,414	56,144,821
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$35,499,407	$20,645,414	$56,144,821

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of March 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Business loans	$1,915,499	$-	$-	$6,912,246	$29,138,263	$37,966,008
Personal loans	-	-	-	2,791,985	18,105,672	20,897,657
	$1,915,499	$-	$-	$9,704,231	$47,243,935	$58,863,665

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$1,900,710	$-	$-	$7,096,000	$28,789,947	$37,786,657
Personal loans	-	-	-	2,770,430	17,965,894	20,736,324
	$1,900,710	$-	$-	$9,866,430	$46,755,841	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the three months ended March 31, 2017 and 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS

	March 31, 2017	December 31, 2016
	(unaudited)
Guarantee paid on behalf of guarantee service customers	$11,726,082	$11,642,755
Guarantee paid on behalf of a related party	197,526	196,001
Total	$11,823,608	$11,838,756

As of March 31, 2017 and December 31, 2016, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-two of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Guarantee paid on behalf of a related party represents payment made by the Company to banks on behalf of one and one of its related party customer. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. As of March 31, 2017 and December 31, 2016, the Company accrued allowance on the balance in “accrual for financial guarantee services” in the value of US$17,777,574 and US$17,647,477 , respectively, $11,725,241 and $11,641,869 of which related to accrued allowance on payment on behalf of guarantee customers.

11. OTHER ASSETS

Other assets as of March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016
	(unaudited)
Other prepaid expense	45,347	20,456
Deposit for court filing fees and legal fees	233,235	235,871
Other receivables	13,817	44,997
	$292,399	$301,324

Deposit for court filing fees and legal fees will be claimed from default customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Within 1 year	$3,555,282	$3,599,831
2 years	-	-
3 years	-	-
Total minimum lease receipts	3,555,282	3,599,831
Less: amount representing interest	(289,242)	(287,009)
Present value of minimum lease receipts	$3,266,040	$3,312,822

Following is a summary of the components of the Company’s net investment in direct financing leases as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(unaudited)
Total minimum lease payments to be received	$3,555,282	$3,599,831
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	3,555,282	3,599,831
Less Allowance for uncollectible	(2,424,381)	(2,441,663)
Net minimum lease payments receivable	1,130,901	1,158,168
Estimated residual value of leased property		-
Less: Unearned income	(289,242)	(287,009)
Net investment in direct financing lease	$841,659	$871,159

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	March 31, 2017	December 31, 2016
		(unaudited)
Furniture and fixtures	5	$20,970	$20,808
Electronic equipment	3	132,335	131,314
Leasehold improvement	3	160,904	159,662
Less: accumulated depreciation		(295,730)	(291,815)
Property and equipment, net		$18,479	$19,969

Depreciation expense totaled US$1,646 and $19,006 for the three months ended March 31, 2017 and 2016, respectively.

14. DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain guarantees and finance leases from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under guarantee and finance lease contracts.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. UNEARNED INCOME FROM GUARANTEE SERVICES AND FINANCING LEASE SERVICES

The Company receives guarantee commissions in full at the inception and records unearned income before amortizing it throughout the guarantee service life. Unearned income from guarantee services was US$nil and US$2,820 as of March 31, 2017 and December 31, 2016, respectively.

The Company receives financing leasing service commissions at the inception and records unearned income before amortizing it throughout the finance lease service life. Unearned income from financing leasing services was US$12,697 and US$17,999 as of March 31, 2017 and December 31, 2016, respectively.

16. OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued payroll	$39,082	$37,575
Accrued office rental expenses	34,827	34,558
Other tax recoverable	(40,338)	(44,007)
Accrued provision for cash settlement against legal proceedings	225,000	225,000
Other payable	20,480	20,321
	$279,051	$273,447

On April 22, 2016, we filed a stipulation and agreement of settlement (“Stipulation”) with all persons and entities that purchased or otherwise acquired CCCR shares between August 14, 2013 and July 25, 2014 (collectively “Led Defendants”). Pursuant to the Stipulation, CCCR shall cause (a) $245,000 to be transferred to the Escrow Agent within fifteen (15) business days of the later of: (i) the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation; or (ii) Lead Counsel provision to Settling Defendants’ Counsel of written payment instructions and a completed W-9 form; and (b) Cause CCCR to issue 950,000 shares of freely tradable shares of CCCR common stock (the “Settlement Stock”) to the Escrow Agent within fifteen (15) business days of the Court’s entry of the Order for Notice and Hearing (or substantially similar order) as set forth in this Stipulation. In the opinion of management, it is highly probable for the Company to settle such a Stipulation. The Company accounted for the cash settlement of $225,000 as an accrued liability and the share settlement of 750,000 shares in the amount of US$465,000 (at market value of $0.62 per share) as an additional paid-in capital.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. OTHER OPERATING EXPENSE

Other operating expense for the three months ended March 31, 2017 and 2016 consisted of:

	For the three months ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
Depreciation and amortization	$1,646	$20,144
Travel expenses	11	144
Entertainment expenses	1,941	6,758
Legal and consulting expenses	117,477	167,191
Car expenses	4,456	10,215
Bank charges	990	953
Audit-related expense	71,781	30,746
Other expenses	61,504	17,221
Total	$259,806	$253,372

18. EMPLOYEE RETIREMENT BENEFIT

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were US$2,985 and US$11,999 for the three months ended March 31, 2017 and 2016, respectively.

19.	DISTRIBUTION OF PROFIT

The Company did not distribute any dividend to its shareholders for the three months ended March 31, 2017 and 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On March 2, 2017, the Company issued 92,875 and 92,875 unregistered shares to Long Yi, the Company’s Chief Financial Officer and Yang Jie, the Company’s VP of Finance, respectively. The shares were issued at a market value of US$1.04 per share, in the total amount of US$193,180, for the services provided.

As of March 31, 2017, there were 16,823,429 shares of Common Stock issued and outstanding.

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

As of March 31, 2017, the Company had outstanding warrants to purchase 1,123,400 shares.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. CAPITAL TRANSACTION (CONTINUED)

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21. STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the three months ended March 31, 2017 and 2016, the Company did not accrue the statutory reserve due to accumulated deficit.

22. (LOSS)/INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016, respectively:

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)

Net (loss)/income attributable to the common shareholders	$(1,285,077)	$1,130,476

Basic weighted-average common shares outstanding	16,697,532	12,395,205
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	16,697,532	12,395,205

(Loss)/Income per share:
Basic	$(0.077)	$0.091
Diluted	$(0.077)	$0.091

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three months ended March 31, 2017 and 2016. The number of warrants is omitted from the computation as the anti-dilutive effect.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23. INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits. For the three months ended March 31, 2017, the Company made net tax operating profit from its PRC subsidiaries and its condensed consolidated VIE of US$1,084,871. As of March 31, 2017, the Company has carry-forward tax operating losses from its PRC subsidiaries and its condensed consolidated VIE of US$62,511,752, which will expire from the year ending December 31, 2019 to 2022. The Company recognized deferred income tax assets of US$11,465,935 as of March 31, 2017. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2017 to 2022 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of US$11,465,935 as of March 31, 2017. As such, the effective tax rates for the three months ended March 31, 2017 and 2016 are 0% and 0%, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of March 31, 2017 and December 31, 2016, subsidy of US$1,510,520 and US$1,353,810 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of March 31, 2017 and December 31, 2016, the deferred tax liability amounted to US$120,388 and US$139,947, respectively.

As of March 31, 2017 and December 31, 2016, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not determined because such a determination is not practicable.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. Due to the short-term borrowing, the Company did not charge any interest or fees. By March 31, 2017, the balance was collected.

3)	Related party balances

Amount due from related parties were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)

Suzhou Rongshengda Investment H.olding Co., Ltd.	$-	$469,418
Chunjia Textile	197,526	196,001
Huichun Qin	$1,015,795	$1,007,953

As of March 31, 2017, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$197,526. The Company accrued provision of US$98,763 on the outstanding balance as of March 31, 2017.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of March 31, 2017, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of March 31, 2017 and December 31, 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of March 31, 2017 in future periods:

Rental payments
(unaudited)
Year ending March 31, 2018	43,826
Year ending March 31, 2019	24,167
Year ending March 31, 2020 and thereafter	18,941
Total	$86,934

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of March 31, 2017 and December 31, 2016, the loan amount guaranteed by the Company was US$10,977,840 and US$10,893,089, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of March 31, 2017, the Company was involved in 109 lawsuits, among which 76 were related to its loan business and 32 were related to guarantee business and 1 was related to financial lease. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 82 of these cases with an aggregated claim of US$39.29 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 27 cases with an aggregated claim of US$19.84 million have not been adjudicated by the Court as of March 31, 2017.

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

On April 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the class members. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. It is probable that the Stipulation will be approved by the Court and take effect. The Company accrued settlement cost aggregating US$ 690,000 during the six months ended June 30, 2016. A fairness hearing is scheduled in the U.S. District Court for the Southern District of New York on May 31, 2017.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement, under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be shares valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average Trading Price (“VWAP”) for each of the 30 consecutive trading days prior to the date of the Agreement.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

26.	SUBSEQUENT EVENT

1)	Charged-off loans

During the period from April 1, 2017 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of March 31, 2017 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

2)	Issuance of new shares

On April 20, 2017, the Company issued 500,000 unregistered shares to four individuals, all of whom are citizens of P.R.C, for their services provided to the Company. The Company compensates each of the individuals with 125,000 shares of common stock of the Company as incentive to seek financial support for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of March 31, 2017, we have built a US$58.9 million portfolio of direct loans to 111 borrowers and a total of US$11.0 million in loan guarantees for 12 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

Our results of operations are also affected by the provision for loan losses and provision for financial guarantee loss which are noncash items and represent an assessment of the risk of future loan losses. Increases in the allowance for loan losses are achieved through provision for loan losses that are charged against net interest income.

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

Results of Operations

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2017

	For the Three Months Ended March 31,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$106,674	$232,046	$(125,372)	-54%
Interests on deposits with banks	102	2,755	(2,653)	-96%
Total interest and fee income	106,776	234,801	(128,025)	-55%

Interest expense
Interest expense on short-term bank loans	-	(30,057)	30,057	-100%
Net interest income	106,776	204,744

Provision for loan losses	(782,882)	(102,632)	(680,250)	663%
Reversal of provision for direct financing lease losses	36,289	-	36,289	-100%
Net interest (loss)/income after provision for loan losses and financing lease losses	(639,817)	102,112	741,929	727%

Commissions and fees on financial guarantee services	2,843	7,891	(5,048)	-64%
Reversal of provision for financial guarantee services	7,207	1,411,494	(1,404,287)	-99%
Commission and fee income on guarantee services, net	10,050	1,419,385	(1,409,335)	-99%

Net (Loss)/Revenue	(629,767)	1,521,497	(2,151,264)	-141%

Non-interest expense
Salaries and employee surcharge	(379,923)	(102,060)	(277,863)	272%
Rental expenses	(13,641)	(18,347)	4,706	-26%
Business taxes and surcharge	(1,845)	(16,755)	14,910	-89%
Other operating expenses	(259,806)	(253,372)	(6,434)	3%
Total non-interest expense	(655,215)	(390,534)	(264,681)	68%

Foreign exchange loss	(95)	(487)	392	-80%

(Loss)/Income Before Income Taxes	(1,285,077)	1,130,476	(2,415,553)	-214%
Income tax expense	-	-
Net (Loss)/Income	(1,285,077)	1,130,476	(2,415,553)	-214%

(Loss)/Income per Share- Basic and Diluted	(0.077)	0.091	(0.168)	-185%
Weighted Average Shares Outstanding-Basic and Diluted	16,697,532	12,395,205	4,302,327	35%

Net (Loss)/Income	(1,285,077)	1,130,476	(2,415,553)	-214%
Other comprehensive income/(loss)
Foreign currency translation adjustment	21,615	(891,546)	913,161	-102%
Comprehensive (Loss)/Income	$(1,263,462)	238,930	(1,502,392)	-629%

The Company’s net loss for the three months ended March 31, 2017 was US$1,285,077, representing a change of US$2,415,553, or 214%, from net income of US$1,130,476 for the three months ended March 31, 2016. The change in net income for the three months ended March 31, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$97,968;
●	an increase in provision for loan losses of US$680,250;
●	an increase in reversal of provision for direct financing lease losses of US$36,289;
●	a decrease in reversal of provision for financial guarantee of US$1,404,287; and
●	an increase total non-interest expense of US$264,681.

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans we incurred. The Company’s net interest income decreased by US$97,968, or 48% to US$106,776 during the three months ended March 31, 2017, as compared to net interest income of US$204,744 during the three months ended March 31, 2016.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$128,025, or 55% from US$232,046 for the three months ended March 31, 2016 to US$106,674 for the three months ended March 31, 2017. The decrease is the combined effect of: (1) far less new loans or renewal of loans during the three months ended March 31, 2017, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended March 31, 2017, we did not grant new loans or renew existing loans. As of March 31, 2017, we had 111 loans with an average loan size of US$530,303. The loan balance of $47,243,936 was accrued of an allowance for uncollectibilty which was equal to the loan balance

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$102 during the three months ended March 31, 2017 as compared to US$2,755 during the three months ended March 31, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended March 31, 2017 and 2016, respectively.

Interest expense represents interest incurred on short-term bank loans. During the three months ended March 31, 2017, the interest expense related to the loans from banks was US$nil as compared to US$30,057 for the same period last year. The decrease of interest expense was mainly caused by repayment of all bank loans in March 2016.

Provision for Loan Losses

The Company provided provision for loan losses of US$782,882 and US$102,632 for the three months ended March 31, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the condensed consolidated statements of income and comprehensive income and the components of the provision for loan losses were disclosed in Note 8 of financial statements.

Provision for loan losses increased by $680,250, or 663% for the three months ended March 31, 2017, as compared to the same period last year. This is mainly due that more “doubtful” loans rolled to “loss” loans during the three months ended March 31, 2017 as compared to that during the three months ended March 31, 2016. The fact leads to more accrual of provision on loan losses during the three months ended March 31, 2017 as compared to the same period of 2016.

From April 1, 2017 to the date of the report, the Company assessed the charged-off loan balances recorded as of March 31, 2017 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of March 31, 2017, the off-balance-sheet financial guarantee amounted to US$11.0 million. The commissions and fees generated from our financial guarantee services decreased from US$7,891 for the three months ended March 31, 2016 to US$2,843 for the three months ended March 31, 2017, representing a decrease of US$5,048, or 64%. The reduction was due to the fact that the Company did not increase any financial guarantee business since March 31, 2016 as management reduced the guarantee portfolio to control the default risk.

As of March 31, 2017, we have provided guarantees for a total of US$11.0 million underlying loans to approximately 12 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The reversal of provision for financial guarantee services changed from $1,411,494 for the three months ended March 31, 2016 to $7,207 for the three months ended March 31, 2017, representing a decrease of $1,404,287. The decrease was mainly attributable to the decrease of repayment from several financial guarantee customers who were classified as “loss customers” as of March 31, 2017.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of March 31, 2017 and December 31, 2016, the Company accrued approximately 55% of contract amount as compared to 50% of contract amount.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of March 31, 2017 and December 31, 2016, the management charged off specific provision for two customers in the amount of US$144,079 and US$142,966, respectively.

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

Non-interest Expenses

Non-interest expenses increased from US$390,534 for the three months ended March 31, 2016 to US$655,215 for the three months ended March 31, 2017, representing an increase of US$264,681, or 68%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of an increase of salaries and employee surcharge by US$277,863, or 272% against a decrease of rental expense by US$4,706, or 26%. The increase in salaries and employee surcharge was mainly attributable to issuance of restricted shares of US$193,180 to the Company’s management for their efforts in seeking financial support for the Company.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months ended March 31, 2017, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the three months ended March 31, 2017, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of March 31, 2017 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$435,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of March 31, 2017, our loan balance did not significant change in both business loans and personal loans as compared to that as of December 31, 2016.

The following table sets forth the classification of loans receivable as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017 (unaudited) Amount	Percent of Total	December 31, 2016 Amount	Percent of Total

Business loans	$37,966,008	64.50%	$37,786,657	64.57%
Personal loans	20,897,657	35.50%	20,736,324	35.43%
Total Loans receivable	$58,863,665	100%	$58,522,981	100%

Nonaccrual loans totaled US$56.95 million, or 96.75% of loans receivable as of March 31 2017, as compared with US$56.58 million, or 96.68% of loans receivable, as of December 31, 2016. The allowance for loan losses was US$52.89 million, representing 89.86% of loans receivable and 92.88% of non-accrual loans as of March 31, 2017. As of December 31, 2016, the allowance for loan losses was US$51.71 million, representing 88.36%% of loans receivable and 91.39% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
	(unaudited)

Nonaccrual loans	$56,948,166	$56,579,073
Allowance for loan losses	$52,893,015	$51,708,062
Loans receivable	$58,863,665	$58,522,981
Total assets	$20,270,298	$21,212,612
Nonaccrual loans to loans receivable	96.75%	96.68%
Nonperforming assets to total assets	280.94%	266.72%
Allowance for loan losses to loans receivable	89.86%	88.36%
Allowance for loan losses to non-accrual loans	92.88%	91.39%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of March 31, 2017.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of our total cash activities, net cash increased from US$768,501 as of December 31, 2016 to US$1,080,768 as of March 31, 2017.

Going Concern

The unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements. The conditions described below raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing.

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$71,519,733 as of March 31, 2017. In addition, the Company had net asset (total consolidated assets exceeding total consolidated current liabilities) of US$1,134,807 as of March 31, 2017.  As of March 31, 2017, the Company had cash and cash equivalents of US$1,080,768, and total short-term borrowings of US$ nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the three months ended March 31, 2017, the Company incurred operating loss of $1,285,077. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses with be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the three months ended March 31, 2017, the Company incurred negative operating cash flow of $363,048. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing.

The Company continues to reduce the redundant headcount and entered into a new office lease with lower rent commitment since January 1, 2017 to improve operating cash flow.

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally adversely affected by emergence of internet finance entities, the Company was facing fierce competition. Considering the high risks from both customer base and competitors, management assessed the Company would further reduced the loan business without strong financial support.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

While management believes that the measures in the liquidity plan will be adequate to satisfy its liquidity and cash flow requirements for the twelve months after the unaudited condensed interim consolidated financial statements are available to be issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016, respectively:

	For the three months ended March 31,
	2017	2016
Net cash used in operating activities	$(363,048)	$(155,375)
Net cash provided by investing activities	674,944	2,697,663
Net cash used in financing activities	-	(2,599,210)
Effects of exchange rate changes on cash	371	788
Net cash inflow/(outflow)	$312,267	$(56,134)

Net Cash Used in Operating Activities

During the three months ended March 31, 2017, we had a cash outflow from operating activities of US$363,048, an increase of US$207,673 from a cash inflow of US$155,375 for the same period last year. We generated a net loss for the three months ended March 31, 2017 of US$1,285,077, a change of US$2,415,553 from the year ended December 31, 2015, during which we generated a net income of US$1,130,476. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of provision on loan losses of US$680,250. The Company provided a provision for loan losses of US$782,882 for the three months ended March 31, 2017, as compared to a provision of US$102,632 provided during the three months ended March 31, 2016. The decrease of the loan provision is mainly due to the fact that more “doubtful” loans rolling to “loss” loans incurred during the three months ended March 31, 2017 as compared to the same period ended March 31, 2016;

●	A reversal of provision on financial guarantee services of US$7,207 was made during the three months ended March 31, 2017 due to payments from one financial guarantee customer who was previously classified as “loss customers” as of December 31, 2016, as compared to a reversal of provision on financial guarantee services of US$1,411,494 during the three months ended March 31, 2016; and

●	An increase in restricted shares issued to directors and professional service providers of US$191,260. As an incentive to the efforts made by the Company’s management in seeking financial support, the Company issued more restricted shares during the three months ended December 31, 2017.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was US$674,944 as compared to net cash provided by investing activities of US$2,697,663 for the three months ended March 31, 2016. The cash provided by investing activities for the three months ended March 31, 2017 was net effects of collection of principals of US$121,931 from third party customers of direct loan business, collection of principal of US$72,578 from direct financing lease customers, and collection of short-term loans from a related party of US$473,210. The cash provided by investing activities for the three months ended March 31, 2016 was mainly collection of principals of $1,373,611 from third party customers of direct loan business, and collection of $1,411,494 from third party customers of financial guarantee services.

Net Cash Used in Financing Activities

The Company did not incur any cash flows in financing activities for the three months ended March 31, 2017 as compared to net cash used in financing activities of US$2,599,210 for the three months ended March 31, 2016. The cash used in financing activities for the three months ended March 31, 2016 was mainly attributable the repayment of bank borrowing.

Contractual Obligations

As of March 31, 2017, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	54,865	11,756	23,805	19,304	-	-
	$54,865	$11,756	$23,805	$19,304	$-	$-

(1)	Our prior lease for our office in Wujiang commenced on June 1, 2015 and would expire on May 31, 2021. In January 2017, we terminated this office lease as we leased a new office (see note 2). No penalty was paid for early termination.

(2)	During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	March 31, 2017	December 31, 2016
	(unaudited)
Guarantee	10,977,840	10,893,089

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

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the unaudited condensed interim consolidated financial statements. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our unaudited condensed interim consolidated financial statements and other disclosures included in this report.

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income before amortizing it throughout the period of guarantee.

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

Allowance for loan losses and loan impairment

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Recoveries represent subsequent collection of amounts previously charged-off. The increase in allowance for loan losses is the netting effect of “reversal” and “provision” for both business and personal loans. If the ending balance of the allowance for loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of the “reversal” and the “provision” is presented in the condensed consolidated statements of operations and comprehensive income (loss).

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

Recently issued accounting standards

In March 2017, the FASB issued Accounting Standards Board Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component of its net periodic pension and postretirement benefit costs (“net benefit cost”) in the same line item or items as other compensation costs arising from services rendered by employees during the period. Additionally, ASU 2017-07 only allows the service cost component of net benefit cost to be eligible for capitalization into inventory. All other components of net benefit cost, which primarily include interest cost, expected return on assets and the annual mark-to-market liability remeasurement, are required to be presented in the income statement separately from the service cost component and outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is only permitted in the first quarter of 2017. The Company is currently evaluating the impact and timing adopting this guidance will have on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business.

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and SanjivMehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought.

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

On April 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the class members. The terms of the Stipulation are subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares is expected to be exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. It is probable that the Stipulation will be approved by the Court and take effect. The Company accrued settlement cost aggregating US$ 690,000 during the six months ended June 30, 2016. A fairness hearing is scheduled in the U.S. District Court for the Southern District of New York on May 31, 2017.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement, under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be shares valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average Trading Price (“VWAP”) for each of the 30 consecutive trading days prior to the date of the Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2017, the Company issued 500,000 restricted shares to four individuals, all of whom are citizens of P.R.C, for their services provided to the Company. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act, Regulation S and/or Regulation D promulgated thereunder.

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

May 18, 2017	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Mingjie Zhao
Mingjie Zhao
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

