Form 10-Q
period 2017-06-30
China Commercial Credit Inc
filed 2017-08-21
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 18, 2017, 18,018,429  shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash	$1,906,585	$768,501
Restricted cash	9,423	9,163
Notes receivable	199,191	107,995
Loans receivable, net of allowance for loan losses of $55,899,958 and $51,708,062 for June 30, 2017 and December 31, 2016, respectively	3,477,688	6,814,919
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,550,143 and $2,441,663 for June 30, 2017 and December 31, 2016, respectively	593,656	871,159
Interest receivable	54,339	11,408
Due from a related party	-	469,418
Property and equipment, net	17,116	19,969
Guarantee paid on behalf of guarantee service customers, net of allowance for repayment on behalf of guarantee service customers losses of $11,806,866 and $11,543,868 for June 30, 2017 and December 31, 2016, respectively	101,277	98,887
Guarantee paid on behalf of a related party, net of allowance for repayment on behalf of a related party losses of $100,421 and $98,000 for June 30, 2017 and December 31, 2016, respectively	100,421	98,000
Other assets	299,238	301,324
Total Assets	$6,758,934	$9,570,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits payable	$767,256	$748,765
Unearned income from financial guarantee services and finance lease services	7,377	20,819
Accrual for financial guarantee services	5,858,821	6,005,608
Other current liabilities	289,618	273,447
Income tax payable	215,393	169,226
Deferred tax liability	101,414	139,947
Total Liabilities	7,239,879	7,357,812

Shareholders' (Deficit)/ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 18,008,429 and 16,637,679 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	18,008	16,638
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	66,439,349	63,124,040
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,032,844)	(1,007,953)
Accumulated deficit	(76,249,608)	(70,234,656)
Accumulated other comprehensive income	4,903,062	4,873,774
Total Shareholders’ (Deficit)/ Equity	(480,945)	2,212,931
Total Liabilities and Shareholders’ Equity	$6,758,934	$9,570,743

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$55,432	$249,500	$162,106	$481,546
Interests on deposits with banks	584	508	686	3,263
Total interest and fee income	56,016	250,008	162,792	484,809

Interest expense
Interest expense on short-term bank loans	-	-	-	(30,057)
Net interest income	56,016	250,008	162,792	454,752

(Provision)/Reversal of provision for loan losses	(2,090,602)	9,115	(2,873,484)	(93,517)
Provision for direct financing lease losses	(83,786)	-	(47,497)	-
Net interest (loss)/ income after provision for loan losses and financing lease losses	(2,118,372)	259,123	(2,758,189)	361,235

Commissions and fees on financial guarantee services	-	9,300	2,843	17,191
Reversal of provision/ (Provision) for financial guarantee services	305,460	(426,334)	312,667	985,160
Commission and fee income/(loss) on guarantee services, net	305,460	(417,034)	315,510	1,002,351

Net (Loss)/Revenue	(1,812,912)	(157,911)	(2,442,679)	1,363,586

Non-interest income
Other non-interest income	-	48,945	-	48,945
Total non-interest income	-	48,945	-	48,945

Non-interest expense
Salaries and employee surcharge	(146,628)	(326,788)	(526,551)	(428,848)
Rental expenses	(13,626)	(18,371)	(27,267)	(36,718)
Business taxes and surcharge	-	(14,660)	(1,845)	(31,415)
Other operating expenses	(2,756,506)	(1,243,563)	(3,016,312)	(1,496,935)
Total non-interest expense	(2,916,760)	(1,603,382)	(3,571,975)	(1,993,916)

Foreign exchange (loss)/gain	(203)	201	(298)	(286)

Loss Before Income Taxes	(4,729,875)	(1,712,147)	(6,014,952)	(581,671)
Income tax expense	-	-	-	-
Net Loss	$(4,729,875)	$(1,712,147)	$(6,014,952)	$(581,671)

Loss per Share- Basic and Diluted	(0.273)	(0.124)	(0.354)	(0.044)

Weighted Average Shares Outstanding-Basic and Diluted	17,308,319	13,774,914	17,004,613	13,085,059

Net Loss	(4,729,875)	(1,712,147)	(6,014,952)	(581,671)
Other comprehensive income/(loss)
Foreign currency translation adjustment	7,673	836,289	29,288	(55,257)
Comprehensive Loss	$(4,722,202)	$(875,858)	$(5,985,664)	$(636,928)

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(6,014,952)	$(581,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,299	34,286
Provision for loan losses	2,873,484	93,517
Provision for direct financing lease losses	47,497	-
Reversal of provision for financial guarantee services	(312,667)	(985,161)
Income from disposal of property and equipment	-	(48,945)
Shares issued to executive officers and professional services	913,180	583,424
Provision for settlement expenses against legal proceedings	1,843,500	465,000
Changes in operating assets and liabilities:
Restricted cash	(33)	-
Interest receivable	(42,042)	-
Other assets	9,392	3,659
Unearned income from guarantee services and finance lease services	(13,758)	(2,963)
Other current liabilities	15,046	141,925
Net Cash Used in Operating Activities	(678,054)	(296,929)

Cash Flows from Investing Activities:
Loans collection from third parties	640,358	1,553,468
Payment of loans on behalf of guarantees		(398,986)
Collection from guarantees for loan paid on behalf of customers	21,818	1,427,674
Collection of principal of finance lease, in installments	101,815	-
Deposit released from banks for financial guarantee services	-	378,127
Purchases of property and equipment and intangible asset	-	(48,192)
Disposal of property and equipment	-	56,557
Short-term loan collected from a related party	474,168	-
Net Cash Provided by Investing Activities	1,238,159	2,968,648

Cash Flows From Financing Activities:
Cash raised in private placement	560,000	1,000,000
Repayment of short-term bank borrowings	-	(2,600,832)
Net Cash Provided by/ (Used in) Financing Activities	560,000	(1,600,832)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17,979	(7,667)

Net Increase In Cash and Cash Equivalents	1,138,084	1,063,220
Cash and Cash Equivalents at Beginning of Period	768,501	306,401
Cash and Cash Equivalents at End of Period	$1,906,585	$1,369,621

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$30,057
Cash paid for income tax	$-	$-

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of June 30, 2017, PFL had two finance lease transactions.

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

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$76,249,608 as of June 30, 2017. In addition, the Company had a negative net asset of US$480,945 as of June 30, 2017.  As of June 30, 2017, the Company had cash and cash equivalents of US$1,906,585, and total short-term borrowings of nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing of Form 10-Q.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the six months ended June 30, 2017, the Company incurred operating loss of US$6,014,952. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses with be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the six months ended June 30, 2017, the Company incurred negative operating cash flow of US$678,054. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing.

The Company continues to reduce the redundant headcount and entered into a new office lease with lower rent commitment since January 1, 2017 to improve operating cash flow.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN (CONTINUED)

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally adversely affected by emergence of internet finance entities, the Company was facing fierce competition. Considering the high risks from both customers and competitors, management assessed the Company would further reduced the loan business without strong financial support.

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

The unaudited condensed interim financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 6, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of June 30, 2017, its unaudited condensed results of operations for the three and six months ended June 30, 2017 and 2016, and its unaudited condensed cash flows for the six and three months ended June 30, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Interest receivable

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

The interest reversed due to the above reason was US$2,604,172 and US$2,604,172 as of June 30, 2017 and December 31, 2016, respectively.

(c)	Foreign currency translation

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

	June 30, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.7774	6.9448

	For the six months ended June 30,
	2017	2016
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8752	6.5364

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the condensed consolidated statements of comprehensive loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
Guarantee	$11,162,098	$10,893,089

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the condensed consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “Reversal of provision/ (Provision) for financial guarantee services” against the income of commissions and fees on guarantee services.

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 52% and 55% of contract amount as of June 30, 2017 and December 31, 2016, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans. The Company reviews the provision on a quarterly basis. The allowance are detailed in following table:

	June 30, 2017 (Unaudited)	December 31, 2016
Allowance for immature financial guarantee services	$5,858,821	$6,005,608

Allowance for repayment on behalf of guarantee service customers losses	11,806,866	11,543,868
Allowance for repayment on behalf of a related party losses	100,421	98,000
Total allowance for repayment on behalf of guarantee customers losses	$11,907,287	$11,641,868

The Company reversed a provision of US$305,460 and made a provision of US$426,334 for the three months ended June 30, 2017 and 2016, respectively, and reversed a provision of US$312,667 and US$985,160 for the six months ended June 30, 2017 and 2016, respectively. As the Company collected from guarantee customers for payments on behalf of in the amount of US$21,818 and US$1,411,494, for the six and three month ended June 30, 2017 and 2016, respectively. Among the collection, US$21,818 and US$1,411,494 were accrued of 100% allowance as of pervious year end.

As of June 30, 2017 and December 31, 2016, the management charged off specific provision for two and two customers in the amount of US$146,497 and US$142,966, considering remote collectability from the customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supplies, etc.

(f)	Income tax

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

(g)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(h)	Share-based awards

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

(i)	Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

(j)	Commitments and contingencies

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

As of June 30, 2017, the Company had only one VIE.

The following financial statement amounts and balances of the VIE were included in the unaudited condensed interim consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

	June 30, 2017 (Unaudited)	December 31, 2016
Total assets	$4,164,532	$7,968,077
Total liabilities	$6,879,340	$8,012,892

	For the three months ended June 30,		For the six months ended June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Revenue	$50,027	$247,588	$119,172	$478,662
Net (loss)/income	$(1,924,394)	$(313,037)	$(2,630,924)	$907,333

5.	RISKS

(a)	Credit risk

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

As of June 30, 2017 and December 31, 2016, the Company held cash of US$1,906,585 and US$768,501, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of June 30, 2017 and December 31, 2016.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the six months ended June 30, 2017 and 2016, respectively.

6.1 Loans receivable consist of the following:

	June 30, 2017 (Unaudited)	December 31, 2016

Business loans	$38,164,644	$37,786,657
Personal loans	21,213,002	20,736,324
Total Loans receivable	59,377,646	58,522,981
Allowance for loan losses
Collectively assessed	(19,476)	(50,481,240)
Individually assessed	(55,880,482)	(1,226,822)
Allowance for loan losses	(55,899,958)	(51,708,062)
Loans receivable, net	$3,477,688	$6,814,919

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of June 30, 2017 and December 31, 2016, the Company had 69 and 70 business loan customers, and 40 and 41 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended June 30, 2017 and 2016, a provision of US$2,090,602 was charged, and a reversal of provision of US$9,115 were charged to the condensed consolidated statements of operation, respectively. For the six months ended June 30, 2017 and 2016, a provision of US$2,873,484 and US$93,517 were charged to the condensed consolidated statements of operation, respectively. No write-offs against allowances have occurred for the three and six months ended June 30, 2017 and 2016, respectively.

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017 (Unaudited)	December 31, 2016

Business loans	$36,216,994	$35,885,947
Personal loans	21,213,002	20,693,126
	$57,429,996	$56,579,073

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of June 30, 2017 by type of loan:

	1-89 Days Past Due	90-179 Days Past Due	180-365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$-	$11,230,563	$24,986,431	$36,216,994	$1,947,650	$38,164,644
Personal loans	-	-	6,433,146	14,779,856	21,213,002	-	21,213,002
	$-	$-	$17,663,709	$39,766,287	$57,429,996	$1,947,650	$59,377,646

The following table represents the aging of loans as of December 31, 2016 by type of loan:

	1-89 Days Past Due	90-179 Days Past Due	180-365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$10,992,518	$5,585,728	$19,307,701	$35,885,947	$1,900,710	$37,786,657
Personal loans	43,198	6,234,908	428,956	14,029,262	20,736,324	-	20,736,324
	$43,198	$17,227,426	$6,014,684	$33,336,963	$56,622,271	$1,900,710	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of June 30, 2017 and December 31, 2016, respectively:

6.	LOANS RECEIVABLE, NET (CONTINUED)

Five Categories	June 30, 2017 (Unaudited)%		December 31, 2016%

Pass	$1,947,650	3.3%	$1,900,710	3.2%
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	2,889,510	4.9%	9,866,430	16.9%
Loss	54,540,486	91.8%	46,755,841	79.9%
Total	$59,377,646	100%	$58,522,981	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of June 30, 2017:

	June 30, 2017 (Unaudited)
	Business Loans	Personal Loans	Total
Guarantee backed loans	$36,102,025	$20,395,579	$56,497,604
Collateral backed loans	2,062,619	817,423	2,880,042
	$38,164,644	$21,213,002	$59,377,646

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2016:

	December 31, 2016
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,557,758	$19,904,043	$55,461,801
Collateral backed loans	2,228,899	832,281	3,061,180
	$37,786,657	$20,736,324	$58,522,981

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of June 30, 2017 and December 31, 2016, guaranteed loans make up 95.1% and 94.8% of our direct loan portfolio, respectively.

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended June 30, 2017 and 2016:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended June 30, 2017
Beginning balance	$32,613,541	$20,279,474	$52,893,015
Recoveries	(226,552)	(34,908)	(261,460)
Provisions	2,350,477	-	2,350,477
Foreign exchange loss	578,050	339,876	917,926
Ending balance	35,315,516	20,584,442	55,899,958
Ending balance: individually evaluated for impairment	35,296,040	20,584,442	55,880,482
Ending balance: collectively evaluated for impairment	$19,476	$-	$19,476

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended June 30, 2016
Beginning balance	$35,499,407	$20,645,414	$56,144,821
Recoveries	(130,940)	-	(130,940)
Provisions	-	121,908	121,908
Foreign exchange gain	(1,041,740)	(605,846)	(1,647,586)
Ending balance	34,326,727	20,161,476	54,488,203
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,326,727	$20,161,476	$54,488,203

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2017 and 2016:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the six months ended June 30, 2017
Beginning balance	$32,356,953	$19,351,109	$51,708,062
Recoveries	(284,005)	(34,909)	(318,914)
Provisions	2,412,783	779,614	3,192,397
Foreign exchange loss	829,785	488,628	1,318,413
Ending balance	35,315,516	20,584,442	55,899,958
Ending balance: individually evaluated for impairment	35,296,040	20,584,442	55,880,482
Ending balance: collectively evaluated for impairment	$19,476	$-	$19,476

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the six months ended June 30, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Recoveries	(77,666)	-	(77,666)
Provisions	126,580	120,750	247,330
Foreign exchange gain	(805,925)	(471,189)	(1,277,114)
Ending balance	34,326,727	20,161,476	54,488,203
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,326,727	$20,161,476	$54,488,203

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of June 30, 2017:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$1,947,650	$-	$-	$1,821,254	$34,395,740	$38,164,644
Personal loans	-	-	-	1,068,256	20,144,746	21,213,002
	$1,947,650	$-	$-	$2,889,510	$54,540,486	$59,377,646

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of December 31, 2016:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$1,900,710	$-	$-	$7,096,000	$28,789,947	$37,786,657
Personal loans	-	-	-	2,770,430	17,965,894	20,736,324
	$1,900,710	$-	$-	$9,866,430	$46,755,841	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS, NET

	June 30, 2017 (Unaudited)	December 31, 2016
Guarantee paid on behalf of guarantee service customers	$11,908,143	$11,642,755
Allowance for repayment on behalf of guarantee service customers losses	(11,806,866)	(11,543,868)
Guarantee paid on behalf of guarantee service customers, net	$101,277	$98,887

Guarantee paid on behalf of a related party	200,842	196,000
Allowance for repayment on behalf of a related party losses	(100,421)	(98,000)
Total	$100,421	$98,000

As of June 30, 2017 and December 31, 2016, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-two of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Guarantee paid on behalf of a related party represents payment made by the Company to banks on behalf of one and one of its related party customers. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

9.	NET INVESTMENT IN DIRECT FINANCING LEASE

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	June 30, 2017 (Unaudited)	December 31, 2016

Within 1 year	$3,437,897	$3,599,831
2 years	-	-
3 years	-	-
Total minimum lease receipts	3,437,897	3,599,831
Less: amount representing interest	(294, 098)	(287,009)
Present value of minimum lease receipts	$3,143,799	$3,312,822

Following is a summary of the components of the Company’s net investment in direct financing leases as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)	December 31, 2016

Total minimum lease payments to be received	$3,437, 897	$3,599,831
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	3,437, 897	3,599,831
Less Allowance for uncollectible	(2,550,143)	(2,441,663)
Net minimum lease payments receivable	887,754	1,158,168
Estimated residual value of leased property		-
Less: Unearned income	(294,098)	(287,009)
Net investment in direct financing lease	$593,656	$871,159

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	June 30, 2017 (Unaudited)	December 31, 2016
Furniture and fixtures	5	$21,322	$20,808
Electronic equipment	3	134,556	131,314
Leasehold improvement	3	163,606	159,662
Less: accumulated depreciation		(302,368)	(291,815)
Property and equipment, net		$17,116	$19,969

Depreciation expense totaled US$1,653 and US$13,003 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense totaled US$3,299 and US$32,009 for the six months ended June 30, 2017 and 2016, respectively.

11.	OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2017 and December 31, 2016 consisted of:

	June 30, 2017 (Unaudited)	December 31, 2016
Accrued payroll	$39,738	$37,575
Accrued office rental expenses	28,034	34,558
Other tax recoverable	(46,257)	(44,007)
Accrued provision for cash settlement against legal proceedings	245,000	225,000
Other payable	23,103	20,321
	$289,618	$273,447

On November 22, 2016, we filed a stipulation and agreement of settlement (“Stipulation”) with all persons and entities that purchased or otherwise acquired CCCR shares between August 14, 2013 and July 25, 2014 (collectively “Led Defendants”). On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that: (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $220,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to members of the settlement class. In addition, the Company would incur a payment of $25,000 in cash to class administrator.

The Company accounted for the cash payment aggregating $245,000 as an accrued liability and the share settlement of 950,000 shares in the amount of US$2,308,500 (at market value of $2.43 per share on June 1, 2017) as an additional paid-in capital.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER OPERATING EXPENSE

Other operating expense for the three and six months ended June 30, 2017 and 2016 consisted of:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Depreciation and amortization	$1,653	$14,143	$3,299	$34,287
Travel expenses	14,973	3,343	14,984	3,487
Entertainment expenses	2,534	5,171	4,475	11,928
Legal and consulting expenses	822,134	472,258	939,610	639,512
Car expenses	4,155	7,601	8,611	17,816
Bank charges	718	763	1,708	1,716
Audit-related expense	25,705	38,826	97,486	69,573
Litigation and settlement cost for the shareholders’ lawsuit	1,838,500	690,000	1,838,500	690,000
Other expenses	46,134	11,458	107,639	28,617
Total	$2,756,506	$1,243,563	$3,016,312	$1,496,935

13.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On March 2, 2017, the Company issued 92,875 and 92,875 unrestricted shares to Long Yi, the Company’s Chief Financial Officer and Yang Jie, the Company’s VP of Finance, respectively. The shares were issued at a market value of US$1.04 per share, in the total amount of US$193,180, for the services provided.

On April 20, 2017, the Company issued 500,000 unregistered shares to four individuals, all of whom are citizens of P.R.C, for their services in seeking financial support for the Company. The Company compensates each of the individuals with 125,000 shares of common stock of the Company as incentive. The transaction was at arm’s length. The shares were issued at a market value of US$1.44 per share, in the total amount of US$720,000, for the services provided.

On May 11, 2017 and June 21, 2017, the Company closed two private placements to two third party individual investors to issue 60,000 and 625,000 common shares, respectively, at a per share price of US$1.0 and US$0.8, in the total amount of US$60,000 and US$500,000, respectively. These transactions were at arm’s length. The shares shall be authorized for listing on the NASDAQ capital market before closing, and the net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

As of June 30, 2017, there were 18,008,429 shares of Common Stock issued and outstanding.

Warrants

As of June 30, 2017, the outstanding warrants to purchase 1,123,400 shares was expired.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016, respectively:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

Net loss attributable to the common shareholders	$(4,729,875)	$(1,712,147)	$(6,014,952)	$(581,671)

Basic weighted-average common shares outstanding	17,308,319	13,774,914	17,004,613	13,085,059
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	17,308,319	13,774,914	17,004,613	13,085,059

Loss per share:
Basic	$(0.273)	$(0.124)	$(0.354)	$(0.044)
Diluted	$(0.273)	$(0.124)	$(0.354)	$(0.044)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the six and three months ended June 30, 2017 and 2016. The number of warrants is omitted from the computation as the anti-dilutive effect.

15.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six and three months ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits. For the six months ended June 30, 2017, the Company made net tax operating loss from its PRC subsidiaries and its consolidated VIE of US$3,115,716. As of June 30, 2017, the Company has carry-forward tax operating losses from its PRC subsidiaries and its condensed consolidated VIE of US$64,542,597, which will expire from the year ending December 31, 2019 to 2022. The Company recognized deferred income tax assets of US$11,878,294 as of June 30, 2017. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2017 to 2022 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of US$11,878,294 as of June 30, 2017. As such, the effective tax rates for the six and three months ended June 30, 2017 and 2016 are 0% and 0%, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of June 30, 2017 and December 31, 2016, subsidy of US$1,684,503 and US$1,353,810 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of June 30, 2017 and December 31, 2016, the deferred tax liability amounted to US$101,414 and US$139,947, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Rongshengda Investment Holding Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. Due to the short-term borrowing, the Company did not charge any interest or fees. By June 30, 2017, the balance was collected.

3)	Related party balances

Amount due from related parties were as follows:

	June 30, 2017 (Unaudited)	December 31, 2016

Suzhou Rongshengda Investment Holding Co., Ltd.	$-	$469,418
Chunjia Textile	200,842	196,001
Huichun Qin	$1,032,844	$1,007,953

As of June 30, 2017, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$200,842. The Company accrued provision of US$100,421 on the outstanding balance as of June 30, 2017.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of June 30, 2017, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of June 30, 2017 and December 31, 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of June 30, 2017 in future periods:

Rental payments (Unaudited)

Year ending June 30, 2018	37,283
Year ending June 30, 2019	24,942
Year ending June 30, 2020	12,840
Total	$75,065

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of June 30, 2017 and December 31, 2016, the loan amount guaranteed by the Company was US$11,162,098 and US$10,893,089, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of June 30, 2017, the Company was involved in 109 lawsuits, among which 76 were related to its loan business and 32 were related to guarantee business and 1 was related to financial lease. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 82 of these cases with an aggregated claim of US$39.95 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 27 cases with an aggregated claim of US$20.18 million have not been adjudicated by the Court as of June 30, 2017.

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

On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.). (the “Securities Class Action”)

Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems.

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

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $220,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to members of the settlement class. In addition, the Company would incur a payment of $25,000 in cash to class administrator. The Company accrued settlement cost aggregating US$1,863,500 and US$690,000 during the six months ended June 30, 2017 and 2016, respectively.

On July 28, 2017, the Court entered a clarifying order to specify the allocation of attorneys’ fees in accordance with the Stipulation.

The Settlement Shares are exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The settlement does not constitute any admission of fault or wrongdoing by the Company or any of the individual defendants.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

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

18.	SUBSEQUENT EVENT

1)	Charged-off loans

During the period from July 1, 2017 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of June 30, 2017 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

2)	Share exchange

On August 9, 2017, the Company has entered into Certain Share Exchange Agreement (“Exchange Agreement”) with all the shareholders of Sorghum Investment Holdings Limited (“Sorghum”). CCCR will acquire 100% of the outstanding shares of Sorghum through issuance of approximately 152.6 million of its common shares. This transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Sorghum immediately prior to the transaction will effectuate control of the Company, through its approximate 88% ownership interest in the post-merger entity. For accounting purpose, Sorghum will be deemed to be the accounting acquirer and CCCR will be deemed to be the accounting acquiree in the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of June 30, 2017, we have built a US$59.4 million portfolio of direct loans to 109 borrowers and a total of US$11.2 million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

Key Factors Affecting Our Results of Operation

Our business and operating results are affected by China’s overall economic growth, local, economic condition, market interest rate and the borrowers’ repayment ability. Unfavorable changes could affect the demand for the services that we provide and could materially and adversely affect our results of operations. Our results of operations are also affected by the regulations and industry policies related to the microcredit industry in the PRC.

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

Results of Operations

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

	For the Three Months Ended June 30,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$55,432	$249,500	$(194,068)	-78%
Interests on deposits with banks	584	508	76	15%
Total interest and fee income	56,016	250,008	(193,992)	-78%

Net interest income	56,016	250,008	(193,992)	-78%

(Provision)/Reversal of provision for loan losses	(2,090,602)	9,115	(2,099,717)	-23036%
Provision for direct financing lease losses	(83,786)	-	(83,786)	>100%
Net interest (loss)/income after provision for loan losses and financing lease losses	(2,118,372)	259,123	(2,377,495)	-918%

Commissions and fees on financial guarantee services	-	9,300	(9,300)	-100%
Reversal of provision/(Provision) for financial guarantee services	305,460	(426,334)	731,794	-172%
Commission and fee income/(loss) on guarantee services, net	305,460	(417,034)	722,494	-173%

Net Loss	(1,812,912)	(157,911)	(1,655,001)	1048%

Non-interest income
Other non-interest income	-	48,945	(48,945)	-100%
Total non-interest income	-	48,945	(48,945)	-100%

Non-interest expense
Salaries and employee surcharge	(146,628)	(326,788)	180,160	-55%
Rental expenses	(13,626)	(18,371)	4,745	-26%
Business taxes and surcharge	-	(14,660)	14,660	-100%
Other operating expenses	(2,756,506)	(1,243,563)	(1,512,943)	122%
Total non-interest expense	(2,916,760)	(1,603,382)	(1,313,378)	82%

Foreign exchange (loss)/gain	(203)	201	(404)	-201%

Loss Before Income Taxes	(4,729,875)	(1,712,147)	(3,017,728)	176%
Income tax expense	-	-	-	0%
Net Loss	(4,729,875)	(1,712,147)	(3,017,728)	176%

Loss per Share- Basic and Diluted	(0.273)	(0.124)	(0.149)	123%
			-	-
Weighted Average Shares Outstanding-Basic and Diluted	17,308,319	13,774,914	3,533,405	26%

Net Loss	(4,729,875)	(1,712,147)	(3,017,728)	176%
Other comprehensive income
Foreign currency translation adjustment	7,673	836,289	(828,616)	-99%
Comprehensive Loss	$(4,722,202)	$(875,858)	$(3,846,344)	439%

The Company’s net loss for the three months ended June 30, 2017 was US$4,729,875, representing an increase of US$3,017,728, or 176%, from net loss of US$1,712,147 for the three months ended June 30, 2016. The change in net loss for the three months ended June 30, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$193,992;

●	an increase in provision for loan losses of US$2,099,717;

●	a change of US$731,794 from a provision for financial guarantee services to a reversal of provision for financial guarantee services; and

●	an increase in total non-interest expense of US$1,313,378.

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans. During the three months ended June 30, 2017 and 2016, the Company did not record any interest expenses on short-term bank loans. As a result, the Company’s net interest income and the interests and fees on loans, direct financing leases and deposits with banks decreased by US$193,992, or 78% to US$56,016 during the three months ended June 30, 2017, as compared to net interest income of US$250,008 during the three months ended June 30, 2016. The decrease is the combined effect of: (1) far less new loans or renewal of loans during the three months ended June 30, 2017, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended June 30, 2017, we did not grant new loans or renew existing loans. As of June 30, 2017, we had 109 loans with an average loan size of US$544,750. The loan balance of $59,377,646 was accrued of an allowance for uncollectibilty which was equal to the loan balance.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$584 during the three months ended June 30, 2017 as compared to US$508 during the three months ended June 30, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended June 30, 2017 and 2016, respectively.

Provision for Loan Losses

The Company provided provision for loan losses of US$2,090,602 and reversed provision for loan losses of US$9,115 for the three months ended June 30, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the condensed consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 6 of financial statements.

Provision for loan losses increased by $2,099,717 for the three months ended June 30, 2017, as compared to the same period last year. This is mainly due that more “doubtful” loans rolled to “loss” loans during the three months ended June 30, 2017 as compared to that during the three months ended June 30, 2016. The fact leads to more accrual of provision on loan losses during the three months ended June 30, 2017 as compared to the same period of 2016.

From April 1, 2017 to the date of the report, the Company assessed the charged-off loan balances recorded as of June 30, 2017 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of June 30, 2017, the off-balance-sheet financial guarantee amounted to US$11.2 million. The commissions and fees generated from our financial guarantee services decreased from US$9,300 for the three months ended June 30, 2016 to US$nil for the three months ended June 30, 2017. The reduction was due to the fact that the Company did not increase any financial guarantee business since March 31, 2016 as management reduced the guarantee portfolio to control the default risk.

As of June 30, 2017, we have provided guarantees for a total of US$11.2 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The Company reversed provision for financial guarantee services of US$305,460 for the three months ended June 30, 2017, as compared to provided a provision of US$426,334 for the three months ended June 30, 2017, representing a change of $731,794. The decrease was mainly attributable to the increase of repayment from several financial guarantee customers who were classified as “loss customers” as of June 30, 2017.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of June 30, 2017 and December 31, 2016, the Company accrued approximately 52% and 55% of contract amount, respectively.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of June 30, 2017 and December 31, 2016, the management charged off specific provision for two customers in the amount of US$146,497 and US$142,966, respectively.

Non-interest Expenses

Non-interest expenses increased from US$1,603,382 for the three months ended June 30, 2016 to US$2,916,760 for the three months ended June 30, 2017, representing a decrease of US$1,313,378, or 82%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The decrease was mainly attributable to net effects of a decrease of salaries and employee surcharge by US$180,160, or 55% against an increase of other operating expenses by US$1,512,943, or 122%. The decrease of salaries and employee surcharge was mainly caused by decreased headcount and decreased issuance of restricted shares to management for the three months ended June 30, 2016. The increase of other operating expenses is mainly due to an increase of US$1,148,500 in provision of accrued for cash settlement against legal proceedings.

Results of Operations

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

	For the Six Months Ended June 30,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$162,106	$481,546	$(319,440)	-66%
Interests on deposits with banks	686	3,263	(2,577)	-79%
Total interest and fee income	162,792	484,809	(322,017)	-66%

Interest expense
Interest expense on short-term bank loans	-	(30,057)	30,057	-100%
Net interest income	162,792	454,752	(291,960)	-64%

Provision for loan losses	(2,873,484)	(93,517)	(2,779,967)	2973%
Provision for direct financing lease losses	(47,497)	-	(47,497)	>100%
Net interest (loss)/income after provision for loan losses and financing lease losses	(2,758,189)	361,235	(3,119,424)	-864%

Commissions and fees on financial guarantee services	2,843	17,191	(14,348)	-83%
Reversal of provision for financial guarantee services	312,667	985,160	(672,493)	-68%
Commission and fee income on guarantee services, net	315,510	1,002,351	(686,841)	-69%

Net (Loss)/Income	(2,442,679)	1,363,586	(3,806,265)	-279%

Non-interest income
Other non-interest income	-	48,945	(48,945)	-100%
Total non-interest income	-	48,945	(48,945)	-100%

Non-interest expense
Salaries and employee surcharge	(526,551)	(428,848)	(97,703)	23%
Rental expenses	(27,267)	(36,718)	9,451	-26%
Business taxes and surcharge	(1,845)	(31,415)	29,570	-94%
Other operating expenses	(3,016,312)	(1,496,935)	1,519,377	101%
Total non-interest expense	(3,571,975)	(1,993,916)	1,578,059	79%

Foreign exchange loss	(298)	(286)	(12)	4%

Loss Before Income Taxes	(6,014,952)	(581,671)	(5,433,281)	934%
Income tax expense	-	-	-	0%
Net Loss	(6,014,952)	(581,671)	(5,433,281)	934%

Loss per Share- Basic and Diluted	(0.354)	(0.044)	(0.310)	705%

Weighted Average Shares Outstanding-Basic and Diluted	17,004,613	13,085,059	3,919,554	30%

Net Loss	(6,014,952)	(581,671)	(5,433,281)	934%
Other comprehensive income/(loss)
Foreign currency translation adjustment	29,288	(55,257)	84,545	-153%
Comprehensive Loss	$(5,985,664)	$(636,928)	$(5,348,736)	840%

The Company’s net loss for the six months ended June 30, 2017 was US$6,014,952, representing an increase of US$5,433,281, or 934%, from net loss of US$581,671 for the six months ended June 30, 2016. The change in net income for the six months ended June 30, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$291,960;

●	an increase in provision for loan losses of US$2,779,967;

●	an increase in reversal of provision for financial guarantee services of US$672,493; and

●	an increase in total non-interest expense of US$1,578,059.

The following paragraphs discuss changes in the components of net loss in greater details during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans. The Company’s net interest income decreased by US$291,960, or 64% to US$162,792 during the six months ended June 30, 2017, as compared to net interest income of US$454,752 during the six months ended June 30, 2016.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$322,017, or 66% to US$162,792 during the six months ended June 30, 2017, as compared to net interest income of US$484,809 during the six months ended June 30, 2016. The decrease is the combined effect of: (1) far less new loans or renewal of loans during the six months ended June 30, 2017, leading to a significant decrease in interest income; and (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the six months ended June 30, 2017, we did not grant new loans or renew existing loans. As of June 30, 2017, we had 109 loans with an average loan size of US$544,750. The loan balance of $59,377,646 was accrued of an allowance for uncollectibilty which was equal to the loan balance.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$686 during the six months ended June 30, 2017 as compared to US$3,263 during the six months ended June 30, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the six months ended June 30, 2017 and 2016, respectively.

Provision for Loan Losses

The Company provided provision for loan losses of US$2,873,484 and US$93,517 for the six months ended June 30, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the condensed consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 8 of financial statements.

Provision for loan losses increased by $2,779,967 for the six months ended June 30, 2017, as compared to the same period last year. This is mainly due that more “doubtful” loans rolled to “loss” loans during the six months ended June 30, 2017 as compared to that during the six months ended June 30, 2016. The fact leads to more accrual of provision on loan losses during the six months ended June 30, 2017 as compared to the same period of 2016.

From April 1, 2017 to the date of the report, the Company assessed the charged-off loan balances recorded as of June 30, 2017 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of June 30, 2017, the off-balance-sheet financial guarantee amounted to US$11.2 million. The commissions and fees generated from our financial guarantee services decreased from US$17,191 for the six months ended June 30, 2016 to US$2,843 for the six months ended June 30, 2017. The reduction was due to the fact that the Company did not increase any financial guarantee business since March 31, 2016 as management reduced the guarantee portfolio to control the default risk.

As of June 30, 2017, we have provided guarantees for a total of US$11.2 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The Company reversed a provision for financial guarantee services of US$312,667 for the six months ended June 30, 2017, as compared to US$985,160for the six months ended June 30, 2017, representing a decrease of $672,493. The decrease was mainly attributable to the decrease of repayment from several financial guarantee customers who were classified as “loss customers” as of June 30, 2017.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of June 30, 2017 and December 31, 2016, the Company accrued approximately 52% and 55% of contract amount, respectively.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of June 30, 2017 and December 31, 2016, the management charged off specific provision for two customers in the amount of US$146,497 and US$142,966, respectively.

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

Non-interest Expenses

Non-interest expenses increased from US$1,993,916 for the six months ended June 30, 2016 to US$3,571,975 for the six months ended June 30, 2017, representing an increase of US$1,578,059, or 79%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The decrease was mainly attributable to combined effects of an increase of salaries and employee surcharge by US$97,703, or 23%, and an increase of other operating expenses by US$1,519,377, or 101%. The increase of salaries and employee surcharge was mainly caused by increased issuance of restricted shares to management for the six months ended June 30, 2016. The increase of other operating expenses is mainly due to an increase of US$1,148,500 in provision of accrued for cash settlement against legal proceedings.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the six months ended June 30, 2017, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the six months ended June 30, 2017, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of June 30, 2017 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$443,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of June 30, 2017, our loan balance did not significant change in both business loans and personal loans as compared to that as of December 31, 2016.

The following table sets forth the classification of loans receivable as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017 (unaudited) Amount	Percent of Total	December 31, 2016 Amount	Percent of Total

Business loans	$38,164,644	64.27%	$37,786,657	64.57%
Personal loans	21,213,002	35.73%	20,736,324	35.43%
Total Loans receivable	$59,377,646	100%	$58,522,981	100%

Nonaccrual loans totaled US$57.43 million, or 96.72% of loans receivable as of June 30, 2017, as compared with US$56.58 million, or 96.68% of loans receivable, as of December 31, 2016. The allowance for loan losses was US$55.90 million, representing 94.14% of loans receivable and 97.34% of non-accrual loans as of June 30, 2017. As of December 31, 2016, the allowance for loan losses was US$51.71 million, representing 88.36% of loans receivable and 91.39% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017 (unaudited)	December 31, 2016

Nonaccrual loans	$57,429,996	$56,579,073
Allowance for loan losses	$55,899,958	$51,708,062
Loans receivable	$59,377,646	$58,522,981
Total assets	$6,758,934	$21,212,612
Nonaccrual loans to loans receivable	96.72%	96.68%
Nonperforming assets to total assets	849.69%	266.72%
Allowance for loan losses to loans receivable	94.14%	88.36%
Allowance for loan losses to non-accrual loans	97.34%	91.39%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of June 30, 2017.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of our total cash activities, net cash increased from US$768,501 as of December 31, 2016 to US$1,906,585 as of June 30, 2017.

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

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$76,249,601 as of June 30, 2017. In addition, the Company had a negative net asset of US$480,945 as of June 30, 2017.  As of June 30, 2017, the Company had cash and cash equivalents of US$1,906,585, and total short-term borrowings of US$ nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the six months ended June 30, 2017, the Company incurred operating loss of US$6,014,952. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses with be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the six months ended June 30, 2017, the Company incurred negative operating cash flow of US$678,054. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing of Form 10-Q.

The Company continues to reduce the redundant headcount and entered into a new office lease with lower rent commitment since January 1, 2017 to improve operating cash flow.

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally adversely affected by emergence of internet finance entities, the Company was facing fierce competition. Considering the high risks from customer base and competitors, management assessed the Company would further reduce the loan business without strong financial support.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016, respectively:

	For the six months ended June 30,
	2017	2016
Net cash used in operating activities	$(678,054)	$(296,929)
Net cash provided by investing activities	1,238,159	2,968,648
Net cash provided by (used in) financing activities	560,000	(1,600,832)
Effects of exchange rate changes on cash	17,979	(7,667)
Net cash inflow	$1,138,084	$1,063,220

Net Cash Used in Operating Activities

During the six months ended June 30, 2017, we had a cash outflow from operating activities of US$678,054, an increase of US$381,125 from a cash inflow of US$296,929 for the same period last year. We generated a net loss for the six months ended June 30, 2017 of US$6,014,952, an increase of US$5,433,281 from the six months ended June 30, 2016, during which we incurred a net loss of US$581,671. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of provision on loan losses of US$2,779,967. The Company provided a provision for loan losses of US$2,873,484 for the six months ended June 30, 2017, as compared to a provision of US$93,517 provided during the six months ended June 30, 2016. The increase of the loan provision is mainly due to the fact that more “doubtful” loans rolling to “loss” loans incurred during the six months ended June 30, 2017 as compared to the same period ended June 30, 2016;

●	An increase in restricted shares issued to directors and professional service providers of US$329,756. As an incentive to the efforts made by the Company’s management in seeking financial support, the Company issued more restricted shares during the six months ended June 30, 2017.

●	An increase in provision for settlement expenses against legal proceedings of US$1,148,500 on the basis of final fairness hearing on May 31, 2017.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was US$1,238,159 as compared to net cash provided by investing activities of US$2,968,648 for the six months ended June 30, 2016. The cash provided by investing activities for the six months ended June 30, 2017 was net effects of collection of principals of US$640,358 from third party customers of direct loan business, collection of principal of US$101,815 from direct financing lease customers, and collection of short-term loans from a related party of US$474,168. The cash provided by investing activities for the six months ended June 30, 2016 was mainly collection of principals of $1,553,468 from third party customers of direct loan business, and collection of $1,427,674 from third party customers of financial guarantee services.

Net Cash Provided/ (Used) in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was US$560,000as compared to net cash used in financing activities of US$1,600,832 for the six months ended June 30, 2016. The cash provided by financing activities for the six months ended June 30, 2017 was mainly from private placement of 685,000 shares with two individuals. The cash used in financing activities for the six months ended June 30, 2016 was mainly attributable the repayment of bank borrowing.

Contractual Obligations

As of June 30, 2017, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	75,065	37,283	24,942	12,840	-	-
	$75,065	$37,283	$24,942	$12,840	$-	$-

(1)	Our prior lease for our office in Wujiang commenced on June 1, 2015 and would expire on May 31, 2021. In January 2017, we terminated this office lease as we leased a new office (see note 2). No penalty was paid for early termination.

(2)	During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	June 30, 2017 (unaudited)	December 31, 2016
Guarantee	11,162,098	10,893,089

Critical Accounting Policies

Please refer to Note 3 of our Condensed Consolidated Financial Statements included in this Form 10Q for details of our critical accounting policies.

Recently issued accounting standards

Please refer to Note 3(u) of our Consolidated Financial Statements included in Form 10-K for details of our recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants.  On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that: (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $220,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to members of the settlement class. The Company accrued settlement cost aggregating US$1,863,500 and US$ 690,000 during the six months ended June 30, 2017 and June 30, 2016, respectively. In addition, the Company would incur a payment of $25,000 in cash to class administrator.

On July 28, 2017, the Court entered a clarifying order to specify the allocation of attorneys’ fees in accordance with the Stipulation.

The Settlement Shares are exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The settlement does not constitute any admission of fault or wrongdoing by the Company or any of the individual defendants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2017, the Company sold 60,000 restricted shares to 100 individuals at the purchase price $1.00 per share. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act, Regulation S and/or Regulation D promulgated thereunder.

On June 21, 2017, the Company sold an aggregate of 650,000 restricted shares to two non-US investors at the purchase price of $0.80 per share. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act, Regulation S and/or Regulation D promulgated thereunder.

On August 10, 2017, the Company issued 4,500 and 5,500 restricted shares to Axiom Capital Management, Inc. and Michael S. Jacobs, respectively, as compensation for the issuance of a fairness opinion. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

August 21, 2017	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Mingjie Zhao
Mingjie Zhao
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

