Form 10-Q
period 2017-09-30
China Commercial Credit Inc
filed 2017-11-14
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, 19,030,915 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2017 (Unaudited)	December 31, 2016

ASSETS
Cash and cash equivalent	$3,030,468	$768,501
Restricted cash	9,596	9,163
Notes receivable	279,493	107,995
Loans receivable, net of allowance for loan losses of $54,821,187 and $51,708,062 for September 30, 2017 and December 31, 2016, respectively	3,445,533	6,814,919
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,615,635 and $2,441,663 for September 30, 2017 and December 31, 2016, respectively	450,795	871,159
Interest receivable	77,329	11,408
Due from a related party	-	469,418
Property and equipment, net	15,727	19,969
Guarantee paid on behalf of guarantee service customers, net of allowance for repayment on behalf of guarantee service customers losses of $12,089,724 and $11,543,868 for September 30, 2017 and December 31, 2016, respectively	54	98,887
Guarantee paid on behalf of a related party, net of allowance for repayment on behalf of a related party losses of $102,270 and $98,000 for September 30, 2017 and December 31, 2016, respectively	102,270	98,000
Other assets	302,748	301,324
Total Assets	$7,714,013	$9,570,743

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) /EQUITY
Liabilities
Deposits payable	$781,379	$748,765
Unearned income from financial guarantee services and finance lease services	1,878	20,819
Accrual for financial guarantee services	7,058,187	6,005,608
Other current liabilities	324,180	273,447
Income tax payable	240,739	169,226
Deferred tax liability	81,901	139,947
Total Liabilities	8,488,264	7,357,812

Shareholders' (Deficit)/ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; nil and nil shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 19,030,915 and 16,637,679 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	19,030	16,638
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	68,664,627	63,124,040
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,051,857)	(1,007,953)
Accumulated deficit	(78,764,900)	(70,234,656)
Accumulated other comprehensive income	4,917,761	4,873,774
Total Shareholders’ (Deficit)/ Equity	(774,251)	2,212,931
Total Liabilities and Shareholders’ (Deficit)/Equity	$7,714,013	$9,570,743

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Interest income
Interests and fees on loans and direct financing lease	$128,460	$722,117	$290,566	$1,203,663
Interests on deposits with banks	4,042	263	4,728	3,526
Total interest and fee income	132,502	722,380	295,294	1,207,189

Interest expense
Interest expense on short-term bank loans	-	-	-	(30,057)
Net interest income	132,502	722,380	295,294	1,177,132

Reversal of provision/(Provision) for loan losses	452,786	226,694	(2,420,698)	133,177
(Provision)/Reversal of provision for direct financing lease losses	(18,616)	242,180	(66,113)	242,180
Net interest income/(loss) after provision for loan losses and financing lease losses	566,672	1,191,254	(2,191,517)	1,552,489

Commissions and fees on financial guarantee services	-	9,117	2,843	26,308
(Provision)/Reversal of provision for financial guarantee services	(1,142,807)	(599,808)	(830,140)	385,352
Commission and fee (loss)/income on guarantee services, net	(1,142,807)	(590,691)	(827,297)	411,660

Net (Loss)/Revenue	(576,135)	600,563	(3,018,814)	1,964,149

Non-interest income
Other non-interest income	-	-	-	48,945
Total non-interest income	-	-	-	48,945

Non-interest expense
Salaries and employee surcharge	(180,461)	(120,130)	(707,012)	(548,978)
Rental expenses	(13,975)	(28,132)	(41,242)	(64,850)
Business taxes and surcharge	(1,376)	9,617	(3,221)	(21,798)
Transaction costs relating to acquisition	(1,356,285)	-	(2,136,285)	-
Litigation and settlement cost for the shareholders’ lawsuit	-	-	(1,838,500)	(690,000)
Other operating expenses	(387,003)	(1,086,092)	(784,815)	(1,893,027)
Total non-interest expense	(1,939,100)	(1,224,737)	(5,511,075)	(3,218,653)

Foreign exchange loss	(57)	(271)	(355)	(557)

Loss Before Income Taxes	(2,515,292)	(624,445)	(8,530,244)	(1,206,116)
Income tax expense	-	-	-	-
Net Loss	$(2,515,292)	$(624,445)	$(8,530,244)	$(1,206,116)

Loss per Share- Basic and Diluted	(0.139)	(0.039)	(0.491)	(0.086)

Weighted Average Shares Outstanding-Basic and Diluted	18,092,369	15,889,853	17,371,183	14,026,815

Net Loss	(2,515,292)	(624,445)	(8,530,244)	(1,206,116)
Other comprehensive income
Foreign currency translation adjustment	14,699	260,803	43,987	205,546
Comprehensive Loss	$(2,500,593)	$(363,642)	$(8,486,257)	$(1,000,570)

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,530,244)	$(1,206,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,999	46,455
Provision/(Reversal of provision) for loan losses	2,420,698	(133,177)
Provision/(Reversal of provision) for direct financing lease losses	66,113	(242,180)
Provision/(Reversal of provision) of provision for financial guarantee services	830,140	(385,352)
Deferred tax credit	-	(40,364)
Income from disposal of property and equipment	-	(48,945)
Shares issued to executive officers and professional services	2,159,480	1,354,424
Provision for settlement expenses against legal proceedings	1,843,500	465,000
Changes in operating assets and liabilities:
Restricted cash	(34)	-
Interest receivable	(63,967)	-
Other assets	11,439	8,060
Unearned income from guarantee services and finance lease services	(19,406)	(23,572)
Other current liabilities	28,653	118,255
Income tax payable	-	39,641
Net Cash Used in Operating Activities	(1,248,629)	(47,871)

Cash Flows from Investing Activities:
Loans collection from third parties	1,155,055	2,147,593
Payment of loans on behalf of guarantees	-	(127,886)
Collection from guarantees for loan paid on behalf of customers	44,075	1,825,730
Collection of principal of finance lease, in installments	227,723	484,361
Deposit released from banks for financial guarantee services	-	801,530
Deposit paid to banks for financial guarantee services	-	(694,403)
Purchases of property and equipment and intangible asset	-	(48,342)
Disposal of property and equipment	-	56,557
Short-term loan paid to a related party	-	(1,945,224)
Short-term loan collected from a related party	478,954	-
Net Cash Provided by Investing Activities	1,905,807	2,499,916

Cash Flows From Financing Activities:
Cash raised in private placement	1,560,000	1,000,000
Repayment of short-term bank borrowings	-	(2,600,832)
Net Cash Provided by/ (Used in) Financing Activities	1,560,000	(1,600,832)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	44,789	9,747

Net Increase In Cash and Cash Equivalents	2,261,967	860,960
Cash and Cash Equivalents at Beginning of Period	768,501	306,401
Cash and Cash Equivalents at End of Period	$3,030,468	$1,167,361

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$30,057
Cash paid for income tax	$-	$-

See notes to the unaudited condensed consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of September 30, 2017, PFL had one finance lease transaction.

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

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$78,764,900 as of September 30, 2017. In addition, the Company had a negative net asset of US$774,251 as of September 30, 2017.  As of September 30, 2017, the Company had cash and cash equivalents of US$3,030,468, and total short-term borrowings of nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing of Form 10-Q.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the nine months ended September 30, 2017, the Company incurred operating loss of US$8,530,244. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses would be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the nine months ended September 30, 2017, the Company incurred negative operating cash flow of US$1,248,629. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing.

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

Considering the above factors, the Company, on August 9, 2017, entered into Certain Share Exchange Agreement (“Exchange Agreement”) with the parent company of Sorghum Investment Holdings Limited (“Sorghum”). Pursuant to the terms of the Exchange Agreement, CCCR will acquire 100% of the outstanding shares of Sorghum through issuance of 152,587,000 of its common shares. This transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Sorghum immediately prior to the transaction will effectuate control of the Company, through its 87.9% ownership interest in the post-merger entity.

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

The unaudited condensed interim financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 6, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of September 30, 2017, its unaudited condensed results of operations for the three and nine months ended September 30 and 2016, and its unaudited condensed cash flows for the nine months ended September 30, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The interest reversed due to the above reason was US$2,604,172 and US$2,604,172 as of September 30, 2017 and December 31, 2016, respectively.

(c)	Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period.

(d)	Foreign currency translation

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

	September 30, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.6549	6.9448

	For the nine months ended September 30,
	2017	2016
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8065	6.5802

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the condensed consolidated statements of comprehensive loss.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
Guarantee	$11,367,564	$10,893,089

A provision for possible loss to be absorbed by the Company for the financial guarantee it provides is recorded as an accrued liability when the guarantees are made and recorded as “Accrual for financial guarantee services” on the condensed consolidated balance sheets. This liability represents probable losses and is increased or decreased by accruing a “(Provision)/ Reversal of provision for financial guarantee services” against the income of commissions and fees on guarantee services.

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

Based on the past experience and expected customer default status of financial guarantee services, the Company estimates the probable loss for immature financial guarantee services to be approximately 62% and 55% of contract amount as of September 30, 2017 and December 31, 2016, respectively, for possible credit risk of its guarantees. In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans. The Company reviews the provision on a quarterly basis. The allowance are detailed in following table:

	September 30, 2017 (Unaudited)	December 31, 2016
Allowance for immature financial guarantee services	$7,058,187	$6,005,608

Allowance for repayment on behalf of guarantee service customers losses	12,089,724	11,543,868
Allowance for repayment on behalf of a related party losses	102,270	98,000
Total allowance for repayment on behalf of guarantee customers losses	$12,191,994	$11,641,868

The Company recorded a provision of US$1,142,807 and US$599,808 for the three months ended September 30, 2017 and 2016, respectively, and recorded a provision of US$830,140 and reversed a provision of US$385,352 for the nine months ended September 30, 2017 and 2016, respectively. As the Company collected from guarantee customers for payments on behalf of in the amount of US$44,075 and US$1,825,730, for the nine month ended September 30, 2017 and 2016, respectively. Among the collection, US$44,075 and US$1,825,730 were accrued of 100% allowance as of pervious year end.

As of September 30, 2017 and December 31, 2016, the management charged off specific provision for three and two customers in the amount of US$164,220 and US$142,966, considering remote collectability from the customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Non-interest expenses

Non-interest expenses primarily consist of salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supplies, etc.

(g)	Income tax

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

(h)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(i)	Share-based awards

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

(j)	Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

(k)	Commitments and contingencies

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

As of September 30, 2017, the Company had only one VIE.

The following financial statement amounts and balances of the VIE were included in the unaudited condensed interim consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017, 2017 and 2016:

	September 30, 2017 (Unaudited)	December 31, 2016
Total assets	$4,332,304	$7,968,077
Total liabilities	$7,725,585	$8,012,892

	For the three months ended September 30,		For the nine months ended September 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Revenue	$120,030	$672,646	$239,202	$1,151,308
Net (loss)/income	$(641,053)	$2,807	$(3,271,977)	$910,203

5.	RISKS

(a)	Credit risk

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

3.	Specific Reserve – is based on a loan by loan basis covering losses due to risks related to the ability and intension of repayment of each customer. The reserve rate was individually assessed based on management estimate of loan collectability

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

As of September 30, 2017 and December 31, 2016, the Company held cash and cash equivalent of US$3,030,468 and US$768,501, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of September 30, 2017 and December 31, 2016.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the nine months ended September 30, 2017 and 2016, respectively.

6.1 Loans receivable consist of the following:

	September 30, 2017 (Unaudited)	December 31, 2016

Business loans	$36,783,453	$37,786,657
Personal loans	21,483,267	20,736,324
Total Loans receivable	58,266,720	58,522,981
Allowance for loan losses
Collectively assessed	(19,835)	(50,481,240)
Individually assessed	(54,801,352)	(1,226,822)
Allowance for loan losses	(54,821,187)	(51,708,062)
Loans receivable, net	$3,445,533	$6,814,919

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of September 30, 2017 and December 31, 2016, the Company had 67 and 70 business loan customers, and 40 and 41 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions.

For the three months ended September 30, 2017 and 2016, a reversal of provision of US$452,786 and US$226,694 were charged to the condensed consolidated statements of operation, respectively. For the nine months ended September 30, 2017 and 2016, a provision of US$2,420,698 and a reversal of provision of US$133,177 were charged to the condensed consolidated statements of operation, respectively. Write-offs of $1,579,009 against allowances have occurred for the three and nine months ended September 30, 2017. No write-offs against allowances have occurred for the three and nine months ended September 30, 2016, respectively.

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017 (Unaudited)	December 31, 2016

Business loans	$34,799,952	$35,885,947
Personal loans	21,483,267	20,693,126
	$56,283,219	$56,579,073

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of September 30, 2017 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$-	$11,437,290	$23,362,662	$34,799,952	$1,983,501	$36,783,453
Personal loans	-	-	6,544,051	14,939,216	21,483,267	-	21,483,267
	$-	$-	$17,981,341	$38,301,878	$56,283,219	$1,983,501	$58,266,720

The following table represents the aging of loans as of December 31, 2016 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$10,992,518	$5,585,728	$19,307,701	$35,885,947	$1,900,710	$37,786,657
Personal loans	43,198	6,234,908	428,956	14,029,262	20,736,324	-	20,736,324
	$43,198	$17,227,426	$6,014,684	$33,336,963	$56,622,271	$1,900,710	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of September 30, 2017 and December 31, 2016, respectively:

Five Categories	September 30, 2017 (Unaudited)%		December 31, 2016%

Pass	$1,983,501	3.4%	$1,900,710	3.2%
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	2,750,359	4.7%	9,866,430	16.9%
Loss	53,532,860	91.9%	46,755,841	79.9%
Total	$58,266,720	100%	$58,522,981	100%

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of September 30, 2017:

	September 30, 2017 (Unaudited)
	Business Loans	Personal Loans	Total
Guarantee backed loans	$34,682,867	$20,650,801	$55,333,668
Collateral backed loans	2,100,586	832,466	2,933,052
	$36,783,453	$21,483,267	$58,266,720

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2016:

	December 31, 2016
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,557,758	$19,904,043	$55,461,801
Collateral backed loans	2,228,899	832,281	3,061,180
	$37,786,657	$20,736,324	$58,522,981

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of September 30, 2017 and December 31, 2016, guaranteed loans make up 95.0% and 94.8% of our direct loan portfolio, respectively.

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended September 30, 2017 and 2016:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended September 30, 2017
Beginning balance	$35,315,516	$20,584,442	$55,899,958
Charged off	(1,579,009)	-	(1,579,009)
Recoveries	(367,925)	(113,862)	(481,787)
Provisions	-	-	-
Foreign exchange loss	605,711	376,314	982,025
Ending balance	33,974,293	20,846,894	54,821,187
Ending balance: individually evaluated for impairment	33,954,458	20,846,894	54,801,352
Ending balance: collectively evaluated for impairment	$19,835	$-	$19,835

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the three months ended September 30, 2016
Beginning balance	$34,326,727	$20,161,476	$54,488,203
Recoveries	(50,612)	(121,435)	(172,047)
Provisions	(360)	-	(360)
Foreign exchange gain	(133,237)	(78,256)	(211,493)
Ending balance	34,142,518	19,961,785	54,104,303
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,142,518	$19,961,785	$54,104,303

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2017 and 2016:

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2017
Beginning balance	$32,356,953	$19,351,109	$51,708,062
Charged off	(1,579,009)	-	(1,579,009)
Recoveries	(634,227)	(149,122)	(783,349)
Provisions	2,416,558	787,479	3,204,037
Foreign exchange loss	1,414,018	857,428	2,271,446
Ending balance	33,974,293	20,846,894	54,821,187
Ending balance: individually evaluated for impairment	33,954,458	20,846,894	54,801,352
Ending balance: collectively evaluated for impairment	$19,835	$-	$19,835

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Business Loans (Unaudited)	Personal Loans (Unaudited)	Total (Unaudited)
For the nine months ended September 30, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Recoveries	(127,977)	(1,155)	(129,132)
Provisions	125,729	-	125,729
Foreign exchange gain	(938,972)	(548,975)	(1,487,947)
Ending balance	34,142,518	19,961,785	54,104,303
Ending balance: individually evaluated for impairment	-	-	-
Ending balance: collectively evaluated for impairment	$34,142,518	$19,961,785	$54,104,303

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of September 30, 2017:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$1,983,501	$-	$-	$1,669,953	$33,129,999	$36,783,453
Personal loans	-	-	-	1,080,406	20,402,861	21,483,267
	$1,983,501	$-	$-	$2,750,359	$53,532,860	$58,266,720

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of December 31, 2016:

	Pass (Unaudited)	Special Mention (Unaudited)	Substandard (Unaudited)	Doubtful (Unaudited)	Loss (Unaudited)	Total (Unaudited)

Business loans	$1,900,710	$-	$-	$7,096,000	$28,789,947	$37,786,657
Personal loans	-	-	-	2,770,430	17,965,894	20,736,324
	$1,900,710	$-	$-	$9,866,430	$46,755,841	$58,522,981

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS, NET

	September 30, 2017 (Unaudited)	December 31, 2016
Guarantee paid on behalf of guarantee service customers	$12,089,778	$11,642,755
Allowance for repayment on behalf of guarantee service customers losses	(12,089,724)	(11,543,868)
Guarantee paid on behalf of guarantee service customers, net	$54	$98,887
Guarantee paid on behalf of a related party	204,540	196,000
Allowance for repayment on behalf of a related party losses	(102,270)	(98,000)
Total	$102,270	$98,000

As of September 30, 2017, 2017 and December 31, 2016, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-two of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Guarantee paid on behalf of a related party represents payment made by the Company to banks on behalf of one and one of its related party customers. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

9.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.73 million, with a lease term of 2 years. The lease bears an interest rate of 10.36% per annum. As of September 30, 2017, the fiancé lease agreement expired with an outstanding investment in finance lease of $976,724. The Company recorded an allowance of $751,326 on the outstanding investment.

On October 13, 2014, PFL entered into another finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.88 million, with a lease term of 3 years. The lease bears an interest rate of 11.11% per annum. On October 13, 2017, the fiancé lease agreement expired with an outstanding investment in finance lease of $2,089,706. The Company recorded an allowance of $1,864,309 on the outstanding investment.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	NET INVESTMENT IN DIRECT FINANCING LEASE (CONTINUED)

Following is a summary of the components of the Company’s net investment in direct financing leases as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)	December 31, 2016

Total minimum lease payments to be received	$3,365,941	$3,599,831
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	3,365,941	3,599,831
Less Allowance for uncollectible	(2,615,635)	(2,441,663)
Net minimum lease payments receivable	750,306	1,158,168
Estimated residual value of leased property		-
Less: Unearned income	(299,511)	(287,009)
Net investment in direct financing lease	$450,795	$871,159

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2017 (Unaudited)	December 31, 2016
Furniture and fixtures	5	$21,715	$20,808
Electronic equipment	3	137,033	131,314
Leasehold improvement	3	166,617	159,662
Less: accumulated depreciation		(309,638)	(291,815)
Property and equipment, net		$15,727	$19,969

Depreciation expense totaled US$1,700 and US$11,053 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense totaled US$4,999 and US$43,062 for the nine months ended September 30, 2017 and 2016, respectively.

11.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2017 and December 31, 2016 consisted of:

	September 30, 2017 (Unaudited)	December 31, 2016
Accrued payroll	$40,470	$37,575
Accrued office rental expenses	28,550	34,558
Other tax recoverable	(43,353)	(44,007)
Accrued provision for cash settlement against legal proceedings	245,000	225,000
Other payable	53,513	20,321
	$324,180	$273,447

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

The Company accounted for the cash payment aggregating $245,000 as an accrued liability and the share settlement of 950,000 shares in the amount of US$2,308,500 (at market value of $2.43 per share on June 1, 2017) as an additional paid-in capital. Accordingly the Company recorded expenses of $1,838,500 and $690,000 for the nine months ended September 30, 2017 and 2016, respectively, under the account of “Litigation and settlement cost for the shareholders’ lawsuit”. The $245,000 cash portion of the settlement has been paid in October subsequently.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER OPERATING EXPENSES

Other operating expenses for the three and nine months ended September 30, 2017 and 2016 consisted of:

	For the three months ended September 30,		For the nine months ended September 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)
Depreciation and amortization	$1,700	$12,168	$4,999	$46,455
Travel expenses	14,633	9,647	29,617	13,134
Entertainment expenses	6,148	42	10,623	11,970
Legal and consulting expenses	220,291	1,002,804	380,003	1,642,316
Car expenses	2,878	3,726	11,489	21,541
Bank charges	707	540	2,313	2,256
Audit-related expense	78,458	31,382	175,944	100,955
Other expenses	62,188	25,783	169,827	54,400
Total	$387,003	$1,086,092	$784,815	$1,893,027

13.	CAPITAL TRANSACTION

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CAPITAL TRANSACTION (CONTINUED)

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

On September 29, 2017, the Company closed two private placements to two individual investors to issue 452,486 and 100,000 common shares, respectively, at a per share price of US$1.81, in the total amount of US$1,000,000. Among the two individuals, one of them is the Vice President of Finance of the Company (Note 16(2)). These transactions were at arm’s length. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action disclosed in Note 17(3).

During the three months ended September 30, 2017, the Company issued an aggregation of 470,000 unregistered shares to eight professional service providers for legal and consulting services provided to the Company. The common shares were issued as compensations for the services provided to the Company. The transaction was at arm’s length. The fair value of the services provided was in in the total amount of US$1,226,300, at a per share price at the market price of the issuance dates.

As of September 30, 2017, there were 19,030,915 shares of Common Stock issued and outstanding.

Warrants

As of December 31, 2016, the Company had outstanding warrants to purchase 1,123,400 shares.

During the nine months ended September 30, 2017, the outstanding warrants to purchase 1,123,400 shares expired.

On September 29, 2017, the Company issued warrants to purchase 158,370 and 35,000 shares to two investors, respectively, as part of the private placements mentioned above. The warrant has an exercise price of $2.26 per share and is exercisable on the date of issuance and expire five years from the date of issuance. The fair value of the warrants aggregated $186,268, estimated by using the Black-Scholes valuation model.

As of September 30, 2017, the Company had outstanding warrants to purchase 193,370 shares.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

Net loss attributable to the common shareholders	$(2,515,292)	$(624,445)	$(8,530,244)	$(1,206,116)

Basic weighted-average common shares outstanding	18,092,369	15,889,853	17,371,183	14,026,815
Effect of dilutive securities	-	-	-	-
Diluted weighted-average common shares outstanding	18,092,369	15,889,853	17,371,183	14,026,815

Loss per share:
Basic	$(0.139)	$(0.039)	$(0.491)	$(0.086)
Diluted	$(0.139)	$(0.039)	$(0.491)	$(0.086)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2017 and 2016. The number of warrants is omitted from the computation as the anti-dilutive effect.

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits. For the nine months ended September 30, 2017, the Company made net tax operating loss from its PRC subsidiaries and its consolidated VIE of US$3,073,360. As of September 30, 2017, the Company has carry-forward tax operating losses from its PRC subsidiaries and its condensed consolidated VIE of US$64,500,641, which will expire from the year ending December 31, 2019 to 2022. The Company recognized deferred income tax assets of US$12,099,165 as of September 30, 2017. However, the Company estimates there will be no sufficient net income before income tax from years ending December 31, 2017 to 2022 to realize the deferred income tax assets. The Company provided valuation allowance for deferred income tax assets of US$12,099,165 as of September 30, 2017. As such, the effective tax rates for the three and nine months ended September 30, 2017 and 2016 are 0% and 0%, respectively.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Deferred tax liability arises from government incentive for the purpose of covering the Company’s actual loan losses and ruled that the income tax will be imposed on the subsidy if the purpose is not fulfilled within 5 years after the Company receives the subsidy. As of September 30, 2017 and December 31, 2016, subsidy of US$1,715,510 and US$1,353,810 did not fulfill the purpose within due date and the related deferred tax liability was transferred to income tax payable. As of September 30, 2017 and December 31, 2016, the deferred tax liability amounted to US$81,901 and US$139,947, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Rongshengda Investment Holding Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Yang Jie	Vice President of Finance
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. Due to the short-term borrowing, the Company did not charge any interest or fees. By September 30, 2017, the balance was collected.

On September 29, 2017, the Company closed a private placements to Mr. Yang Jie to issue 452,486 common shares, respectively, at a per share price of US$1.81, in the total amount of US$819,000. These transactions were at arm’s length. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action disclosed in Note 17(3).

3)	Related party balances

Amount due from related parties were as follows:

	September 30, 2017 (Unaudited)	December 31, 2016

Suzhou Rongshengda Investment Holding Co., Ltd.	$-	$469,418
Chunjia Textile	204,540	196,001
Huichun Qin	$1,051,857	$1,007,953

As of September 30, 2017, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$204,540. The Company accrued provision of US$102,270 on the outstanding balance as of September 30, 2017.

Huichun Qin transferred $1,098,197(equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of September 30, 2017, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of September 30, 2017 and December 31, 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. The following table sets forth the Company’s contractual obligations as of September 30, 2017 in future periods:

Rental payments (Unaudited)

Year ending September 30, 2018	30,643
Year ending September 30, 2019	25,202
Year ending September 30, 2020	6,392
Total	$62,237

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of September 30, 2017 and December 31, 2016, the loan amount guaranteed by the Company was US$11,367,564 and US$10,893,089, respectively, for its financial guarantee service customers.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business. As of September 30, 2017, the Company was involved in 109 lawsuits, among which 76 were related to its loan business and 32 were related to guarantee business and 1 was related to financial lease. The Company initiated legal proceedings to collect delinquent balances from borrowers and guarantees. 84 of these cases with an aggregated claim of US$41.16 million have been adjudicated by the Court in favor of the Company and these cases are settled or in the process of enforcement. The remaining 25 cases with an aggregated claim of US$18.17 million have not been adjudicated by the Court as of September 30, 2017.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $220,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to members of the settlement class. In addition, the Company would incur a payment of $25,000 in cash to class administrator. At present, the Company is waiting for the Court to approve the disbursement of the Settlement Shares. Plaintiff is filing a motion to obtain such approval. The $245,000 cash portion of the settlement has been paid in full. The Company accrued settlement cost aggregating US$1,863,500 and US$690,000 during the nine months ended September, 2017 and 2016, respectively.

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

The Company and its directors were parties to a lawsuit filed on September 1, 2017, by Juan C. Rojas (“Plaintiff”), on behalf of himself and all other similarly situated stockholders of China Commercial Credit, Inc., in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement). Plaintiff filed a Motion to Expedite the Proceeding (“Motion to Expedite”) seeking to expedited consideration of Plaintiff’s Motion for Preliminary Injunction, which was filed simultaneously with Plaintiff’s Complaint. The Company opposed the Motion to Expedite on September 20, 2017, and the Delaware Chancery Court held a hearing on the Motion to Expedite on September 22, 2017, wherein it denied Plaintiff’s Motion to Expedite without prejudice. On September 28, 2017, the Company filed a motion to dismiss Plaintiff’s Complaint (“Motion to Dismiss”). Plaintiff has not responded to the Company’s Motion to Dismiss.

On October 10, 2017, the Company filed Amendment No. 1 to its Preliminary Proxy Statement (the “Amended Preliminary Proxy”) with the U.S. Securities and Exchange Commission (the “Commission”) in response to the Commission’s September 8, 2017 comment letter (“Comment Letter”). After reviewing the Amended Preliminary Proxy, Plaintiff determined that the Company’s Amended Preliminary Proxy rendered the claims asserted in Plaintiff’s Complaint moot and/or otherwise unsuitable for further pursuit. On October 19, 2017, the Company and Plaintiff entered into a stipulation (“Stipulation”) wherein Plaintiff agreed to voluntarily dismiss his claims against the Company, and its directors, with prejudice. The Delaware Chancery Court granted the Stipulation on October 20, 2017, and entered an Order dismissing the Action with prejudice. In accordance with the Order, the Company will advise the Delaware Chancery Court within fifteen (15) days of the earlier of (a) the stockholder vote on the Exchange Agreement relating to the proposals, or (b) the termination of the Exchange Agreement, and whether the parties to the Action have reached an agreement with respect to Plaintiff’s anticipated request for fees and expenses. Currently, no compensation in any form has passed from the Company, or its directors, to Plaintiff or Plaintiff’s attorneys in the Action, and the Company has not made a promise to give any such compensation. On November 6, 2017, the Company filed Amendment No. 2 to its Preliminary Proxy Statement with the Commission in further response to comments from the Commission

18.	SHARE EXCHANGE AGREEMENT

On August 9, 2017, China Commercial Credit, Inc. (“the Company” or “CCCR”), has entered into Certain Share Exchange Agreement (“Exchange Agreement”) with the parent company of Sorghum Investment Holdings Limited (“Sorghum”). Pursuant to the terms of the Exchange Agreement, CCCR will acquire 100% of the outstanding shares of Sorghum through issuance of 152,587 of its common shares. This transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Sorghum immediately prior to the transaction will effectuate control of the Company, through its 87.9% ownership interest in the post-merger entity. For accounting purpose, Sorghum will be deemed to be the accounting acquirer and CCCR will be deemed to be the accounting acquiree in the transaction. As of the date of this filing, the transaction is still in progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of September 30, 2017, we have built a US$58.3 million portfolio of direct loans to 107 borrowers and a total of US$11.4 million in loan guarantees for 14 borrowers. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. During the period from its inception to the date of this quarterly report, PFL entered into two financial leasing agreements for an aggregate lease receivable of US$5.61 million. We do not currently have further funds to deploy in the financial leasing business. As of the date of this quarterly report, both financial leasing agreements expired.

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

Results of Operations

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

	For the Three Months Ended September 30,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$128,460	$722,117	$(593,657)	-82%
Interests on deposits with banks	4,042	263	3,779	1437%
Total interest and fee income	132,502	722,380	(589,878)	-82%

Net interest income	132,502	722,380	(589,878)	-82%

Reversal of provision for loan losses	452,786	226,694	226,092	100%
(Provision)/Reversal of provision for direct financing lease losses	(18,616)	242,180	(260,796)	-108%
Net interest income after provision for loan losses and financing lease losses	566,672	1,191,254	(624,582)	-52%

Commissions and fees on financial guarantee services	-	9,117	(9,117)	-100%
Provision for financial guarantee services	(1,142,807)	(599,808)	(542,999)	91%
Commission and fee loss on guarantee services, net	(1,142,807)	(590,691)	(552,116)	93%

Net (Loss)/Revenue	(576,135)	600,563	(1,176,698)	-196%

Non-interest expense
Salaries and employee surcharge	(180,461)	(120,130)	(60,331)	50%
Rental expenses	(13,975)	(28,132)	14,157	-50%
Business taxes and surcharge	(1,376)	9,617	(10,993)	-114%
Transaction costs relating to acquisition	(1,356,285)	-	(1,356,285)	>100%
Other operating expenses	(387,003)	(1,086,092)	699,089	-181%
Total non-interest expense	(1,939,100)	(1,224,737)	(714,363)	58%

Foreign exchange loss	(57)	(271)	214	-79%

Loss Before Income Taxes	(2,515,292)	(624,445)	(1,890,847)	303%
Income tax expense	-	-	-	0%
Net Loss	(2,515,292)	$(624,445)	(1,890,847)	303%

Loss per Share- Basic and Diluted	(0.139)	(0.039)	(0.100)	256%

Weighted Average Shares Outstanding-Basic and Diluted	18,092,369	15,889,853	2,202,516	14%

Net Loss	(2,515,292)	(624,445)	(1,890,847)	303%
Other comprehensive income
Foreign currency translation adjustment	14,699	260,803	(246,104)	-94%
Comprehensive Loss	$(2,500,593)	$(363,642)	$(2,136,951)	588%

The Company’s net loss for the three months ended September 30, 2017 was US$2,515,292, representing an increase of US$1,890,847, or 303%, from net loss of US$624,445 for the three months ended September 30, 2016. The change in net loss for the three months ended September 30, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$589,878;
●	an increase in reversal of provision for loan losses of US$226,092;
●	an increase in provision for financial guarantee services of US$542,999; and
●	an increase in total non-interest expense of US$714,363

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans. During the three months ended September 30, 2017 and 2016, the Company did not record any interest expenses on short-term bank loans. As a result, the Company’s net interest income and the interests and fees on loans, direct financing leases and deposits with banks decreased by US$589,878, or 82% to US$132,502 during the three months ended September 30, 2017, as compared to net interest income of US$722,380 during the three months ended September 30, 2016. The decrease is the combined effect of: (2) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality; and (2) No new loans or renewal of loans during the three months ended September 30, 2017, leading to a significant decrease in interest income.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended September 30, 2017, we did not grant new loans or renew existing loans. As of September 30, 2017, we had 107 loans with an average loan size of US$544,549. The loan balance of $54,821,187 was accrued of an allowance for uncollectibilty which was equal to the loan balance.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$4,042 during the three months ended September 30, 2017 as compared to US$263 during the three months ended September 30, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended September 30, 2017 and 2016, respectively.

Provision for Loan Losses

The Company reversed provision for loan losses of US$452,786 and US$226,694 for the three months ended September 30, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the condensed consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 6 of financial statements.

Reversal of provision for loan losses increased by $226,092 for the three months ended September 30, 2017, as compared to the same period last year. This is mainly due that less “doubtful” loans rolled to “loss” loans during the three months ended September 30, 2017 as compared to that during the three months ended September 30, 2016. As of September 30, 2017 and December 31, 2016, the “loss” loans accounted for 91.9% and 79.9% of total loan amount, respectively. The fact leads to more reversal of provision on loan losses during the three months ended September 30, 2017 as compared to the same period of 2016.

From October 1, 2017 to the date of the report, the Company assessed the charged-off loan balances recorded as of September 30, 2017 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of September 30, 2017, the off-balance-sheet financial guarantee amounted to US$11.4 million. The commissions and fees generated from our financial guarantee services decreased from US$9,117 for the three months ended September 30, 2016 to US$nil for the three months ended September 30, 2017. The reduction was due to the fact that the Company did not increase any financial guarantee business since March 31, 2016 as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2017, we have provided guarantees for a total of US$11.4 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The Company provided a provision for financial guarantee services of US$1,142,807 for the three months ended September 30, 2017, as compared to US$599,808 for the three months ended September 30, 2017, representing a change of $542,999. The increase was mainly attributable to the increased allowance on guarantee paid on behalf of financial guarantee customers who were classified as “loss customers” as of September 30, 2017.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2017 and December 31, 2016, the Company accrued approximately 62% and 55% of contract amount, respectively.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of September 30, 2017 and December 31, 2016, the management charged off specific provision for three and two customers in the amount of US$164,220 and US$142,966, respectively.

Non-interest Expenses

Non-interest expenses increased from US$1,224,737 for the three months ended September 30, 2016 to US$1,939,100 for the three months ended September 30, 2017, representing an increase of US$714,363 or 58%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of an increase of salaries and employee surcharge by US$60,331 or 50% and an increase in transaction cost relating to acquisition of $1,356,285 netting off against a decrease of other operating expenses by US$699,089, or 181%. The increase of salaries and employee surcharge was mainly caused by increased salary compensations made to management for the efforts in the acquisition of Sorghum Investment Holdings Limited (“Sorghum”). The increase of transaction cost relating to acquisition is primarily attributable to issuance of unregistered shares to the professional service providers for their services in the acquisition of Sorghum. The decrease of other operating expenses is mainly due to a decrease of US$782,513 in legal and consulting expenses as during the three months ended September 30, 2016, the Company issued 300,000 restricted shares at a fair value of $771,000, to a financial service provider who was involved to assist the Company to find out a new business model and increase profitability.

Results of Operations

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$290,566	$1,203,663	$(913,097)	-76%
Interests on deposits with banks	4,728	3,526	1,202	34%
Total interest and fee income	295,294	1,207,189	(911,895)	-76%

Interest expense
Interest expense on short-term bank loans	-	(30,057)	30,057	-100%
Net interest income	295,294	1,177,132	(881,838)	-75%

(Provision)/Reversal of provision for loan losses	(2,420,698)	133,177	(2,553,875)	-1918%
(Provision)/Reversal of provision for direct financing lease losses	(66,113)	242,180	(308,293)	-127%
Net interest (loss)/income after provision for loan losses and financing lease losses	(2,191,517)	1,552,489	(3,744,006)	-241%

Commissions and fees on financial guarantee services	2,843	26,308	(23,465)	-89%
(Provision)/Reversal of provision for financial guarantee services	(830,140)	385,352	(1,215,492)	-315%
Commission and fee (loss)/income on guarantee services, net	(827,297)	411,660	(1,238,957)	-301%

Net (Loss)/Revenue	(3,018,814)	1,964,149	(4,982,963)	-254%

Non-interest income
Other non-interest income	-	48,945	(48,945)	-100%
Total non-interest income	-	48,945	(48,945)	-100%

Non-interest expense
Salaries and employee surcharge	(707,012)	(548,978)	(158,034)	29%
Rental expenses	(41,242)	(64,850)	23,608	-36%
Business taxes and surcharge	(3,221)	(21,798)	18,577	-85%
Transaction costs relating to acquisition	(2,136,285)	-	(2,136,285)	>100%
Litigation and settlement cost for the shareholders’ lawsuit	(1,838,500)	(690,000)	(1,148,500)	166%
Other operating expenses	(784,815)	(1,893,027)	1,108,212	-58%
Total non-interest expense	(5,511,075)	(3,218,653)	(2,292,422)	71%

Foreign exchange loss	(355)	(557)	202	-36%

Loss Before Income Taxes	(8,530,244)	(1,206,116)	(7,324,128)	607%
Income tax expense	-	-	-	0%
Net Loss	(8,530,244)	(1,206,116)	(7,324,128)	607%

Loss per Share-Basic and Diluted	(0.491)	(0.086)	(0.405)	471%

Weighted Average Shares Outstanding-Basic and Diluted	17,371,183	14,026,815	3,344,368	24%

Net Loss	(8,530,244)	(1,206,116)	(7,324,128)	607%
Other comprehensive income
Foreign currency translation adjustment	43,987	205,546	(161,559)	-79%
Comprehensive Loss	$(8,486,257)	$(1,000,570)	$(7,455,702)	748%

The Company’s net loss for the nine months ended September 30, 2017 was US$8,530,244, representing an increase of US$7,324,128, or 607%, from net loss of US$1,206,116 for the nine months ended September 30, 2016. The change in net income for the nine months ended September 30, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$881,838;
●	an change of US$2,553,875 from a reversal of provision of loan losses to a provision for loan losses;
●	an change of US$1,215,492 from a reversal of provision for financial guarantee services to a provision for financial guarantee services; and
●	an increase in total non-interest expense of US$2,292,422.

The following paragraphs discuss changes in the components of net loss in greater details during the nine months ended September 30, 2017 as compared to the nine months ended September 30. 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expenses on short-term bank loans. The Company’s net interest income decreased by US$881,838 or 75% to US$295,294 during the nine months ended September 30, 2017, as compared to net interest income of US$1,177,132 during the nine months ended September 30, 2016.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$911,895, or 76% to US$295,294 during the nine months ended September 30, 2017, as compared to net interest income of US$1,207,189 during the nine months ended September 30, 2016. The decrease is the combined effect of: (1) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality; and (2) No new loans or renewal of loans during the nine months ended September 30, 2017, leading to a significant decrease in interest income.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the nine months ended September 30, 2017, we did not grant new loans or renew existing loans. As of September 30, 2017, we had 107 loans with an average loan size of US$544,549. The loan balance of $54,821,187 was accrued of an allowance for uncollectibilty which was equal to the loan balance.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$4,728 during the nine months ended September 30, 2017 as compared to US$3,526 during the nine months ended September 30, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the nine months ended September 30, 2017 and 2016, respectively.

Provision for Loan Losses

The Company provided a provision for loan losses of US$2,420,698 and reversed a provision for loan losses of US$133,177 for the nine months ended September 30, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the condensed consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 8 of financial statements.

Provision for loan losses increased by $2,553,875 for the nine months ended September 30, 2017, as compared to the same period last year. Based on the management assessment over each individual loan in terms the customers’ payment ability and payment intention, more “doubtful” loans rolled to “loss” loans during the nine months ended September 30, 2017 as compared to that during the nine months ended September 30, 2016. The fact leads to more accrual of provision on loan losses during the nine months ended September 30, 2017 as compared to the same period of 2016.

From October 1, 2017 to the date of the report, the Company assessed the charged-off loan balances recorded as of September 30, 2017 and was of the opinion that these balances were uncollectible.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of September 30, 2017, the off-balance-sheet financial guarantee amounted to US$11.4 million. The commissions and fees generated from our financial guarantee services decreased from US$26,308 for the nine months ended September 30, 2016 to US$2,843 for the nine months ended September 30, 2017. The reduction was due to the fact that the Company did not increase any financial guarantee business since March 31, 2016 as management reduced the guarantee portfolio to control the default risk.

As of September 30, 2017, we have provided guarantees for a total of US$11.4 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The Company provided a provision for financial guarantee services of US$830,140 for the nine months ended September 30, 2017, as compared to a reversal of provision of US$385,352 for the nine months ended September 30, 2016, representing a change of $1,215,492. The change was mainly attributable to the decrease of repayment from several financial guarantee customers who were classified as “loss customers” as of September 30, 2017.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”. As of September 30, 2017 and December 31, 2016, the Company accrued approximately 62% and 55% of contract amount, respectively.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities in such emerging industries to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of September 30, 2017 and December 31, 2016, the management charged off specific provision for two customers in the amount of US$164,220 and US$142,966, respectively.

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

Non-interest Expenses

Non-interest expenses increased from US$3,218,653 for the nine months ended September 30, 2016 to US$5,511,075 for the nine months ended September 30, 2017, representing an increase of US$2,292,422, or 71%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of an increase of salaries and employee surcharge by US$158,034, or 29%, an increase of transaction cost relating to acquisition of $2,136,285 and an increase of litigation and settlement cost for the shareholders’ lawsuit of $1,148,500, or 166% netting off against a decrease of other operating expenses by US$1,108,212, or 58%. The increase of salaries and employee surcharge was mainly caused by increased issuance of restricted shares to management for the nine months ended September 30, 2017. The increase of transaction cost relating to acquisition is primarily attributable to issuance of unregistered shares to the professional service providers for their services in the acquisition of Sorghum. The increase of legal and settlement cost of shareholders’ lawsuit was attributable to accrual of expenses on the basis of a final fairness hearing on May 30, 2017 when the share price increased significantly as compared with initial estimation of the contingent expenses. The decrease of other operating expenses is mainly due to a decrease of US$1,262,313 in legal and consulting expenses as during the three months ended September 30, 2016, the Company issued 300,000 restricted shares at a fair value of $771,000, to a financial service provider who was involved to assist the Company to find out a new business model and increase profitability.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the nine months ended September 30, 2017, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the nine months ended September 30, 2017, we assessed the loan portfolio quality and charged-off loan receivable balances recorded as of September 30, 2017 and were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$451,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability. As of September 30, 2017, our loan balance did not significant change in both business loans and personal loans as compared to that as of December 31, 2016.

The following table sets forth the classification of loans receivable as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017 (unaudited) Amount	Percent of Total	December 31, 2016 Amount	Percent of Total

Business loans	$36,783,453	63.13%	$37,786,657	64.57%
Personal loans	21,483,267	36.87%	20,736,324	35.43%
Total Loans receivable	$58,266,720	100%	$58,522,981	100%

Nonaccrual loans totaled US$56.28 million, or 96.60% of loans receivable as of September 30, 2017, as compared with US$56.58 million, or 96.68% of loans receivable, as of December 31, 2016. The allowance for loan losses was US$54.82 million, representing 94.09% of loans receivable and 97.40% of non-accrual loans as of September 30, 2017. As of December 31, 2016, the allowance for loan losses was US$51.71 million, representing 88.36% of loans receivable and 91.39% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017 (unaudited)	December 31, 2016

Nonaccrual loans	$56,283,219	$56,579,073
Allowance for loan losses	$54,821,187	$51,708,062
Loans receivable	$58,266,720	$58,522,981
Total assets	$7,714,013	$9,570,743
Nonaccrual loans to loans receivable	96.60%	96.68%
Nonperforming assets to total assets	729.62%	591.17%
Allowance for loan losses to loans receivable	94.09%	88.36%
Allowance for loan losses to non-accrual loans	97.40%	91.39%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of September 30, 2017.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of our total cash activities, net cash increased from US$768,501 as of December 31, 2016 to US$3,030,468 as of September 30, 2017.

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

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$78,734,900 as of September 30, 2017. In addition, the Company had a negative net asset of US$774,251 as of September 30, 2017.  As of September 30, 2017, the Company had cash and cash equivalents of US$3,030,468, and total short-term borrowings of nil. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the filing of Form 10-Q.

The Company is actively seeking other strategic investors with experience in lending business. If necessary, the shareholders of Wujiang Luxiang will contribute more capital into Wujiang Luxiang.

2)	Recurring operating loss

During the nine months ended September 30, 2017, the Company incurred operating loss of US$8,530,244. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses with be made within one year from the issuance of the filing.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the nine months ended September 30, 2017, the Company incurred negative operating cash flow of US$1,248,629. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the issuance of the filing.

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

Considering the above factors, the Company, on August 9, 2017, entered into Certain Share Exchange Agreement (“Exchange Agreement”) with the parent company of Sorghum Investment Holdings Limited (“Sorghum”). Pursuant to the terms of the Exchange Agreement, CCCR will acquire 100% of the outstanding shares of Sorghum through issuance of 152,587,000 of its common shares. This transaction will be accounted for as a “reverse acquisition” since, immediately following completion of the transaction, the shareholders of Sorghum immediately prior to the transaction will effectuate control of the Company, through its 87.9% ownership interest in the post-merger entity.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016, respectively:

	For the nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(1,248,629)	$(47,871)
Net cash provided by investing activities	1,905,807	2,499,916
Net cash provided by (used in) financing activities	1,560,000	(1,600,832)
Effects of exchange rate changes on cash	44,789	9,747
Net cash inflow	$2,261,967	$860,960

Net Cash Used in Operating Activities

During the nine months ended September 30, 2017, we had a cash outflow from operating activities of US$1,248,629, an increase of US$1,200,798 from a cash outflow of US$47,871 for the same period last year. We generated a net loss for the nine months ended September 30, 2017 of US$8,530,244, an increase of US$7,324,128 from the nine months ended September 30, 2016, during which we incurred a net loss of US$1,206,116. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of provision on loan losses of US$2,553,875. The Company provided a provision for loan losses of US$2,420,698 for the nine months ended September 30, 2017, as compared to a reversal of provision of US$133,177 provided during the nine months ended September 30, 2016. The increase of the loan provision is mainly due to the fact that more “doubtful” loans rolling to “loss” loans incurred during the nine months ended September 30, 2017 as compared to the same period ended September 30, 2016;

●	An increase of provision on financial guarantee services of US$1,215,492. The Company provided a provision for financial guarantee services of US$830,140 for the nine months ended September 30, 2017, as compared to a reversal of provision of US$385,352 provided during the nine months ended September 30, 2016. The change was mainly attributable to the decrease of repayment from several financial guarantee customers who were classified as “loss customers” as of September 30, 2017;

●	An increase in restricted shares issued to directors and professional service providers of US$805,056. As an incentive to the efforts made by the Company’s management and professional service providers in acquisition of Sorghum, the Company issued more restricted shares during the nine months ended September 30, 2017.

●	An increase in provision for settlement expenses against legal proceeding of US$1,378,500. As we accrued expenses for additional share settlement in the nine months ended September 30, 2017.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was US$1,905,807 as compared to net cash provided by investing activities of US$2,499,916 for the nine months ended September 30, 2016. The cash provided by investing activities for the nine months ended September 30, 2017 was net effects of collection of principals of US$1,155,055 from third party customers of direct loan business, collection of principal of US$227,723 from direct financing lease customers, and collection of short-term loans from a related party of US$478,954. The cash provided by investing activities for the nine months ended September 30, 2016 was mainly collection of principals of $2,147,593 from third party customers of direct loan business, collection of $1,427,674 from third party customers of financial guarantee services, netting off against a short-term loan of US$1,945,224 advanced to a related party

Net Cash Provided/ (Used) in Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was US$1,560,000 as compared to net cash used in financing activities of US$1,600,832 for the nine months ended September 30, 2016. The cash provided by financing activities for the nine months ended September 30, 2017 was mainly from private placement of 1,237,486 shares with four individuals. The cash used in financing activities for the nine months ended September 30, 2016 was mainly attributable the repayment of bank borrowing.

Contractual Obligations

As of September 30, 2017, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	62,237	30,643	25,202	6,392	-	-
	$62,237	$30,643	$25,202	$6,392	$-	$-

(1)	Our prior lease for our office in Wujiang commenced on June 1, 2015 and would expire on May 31, 2021. In January 2017, we terminated this office lease as we leased a new office (see note 2). No penalty was paid for early termination.

(2)	During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month's prior written notice.

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

	September 30, 2017 (unaudited)	December 31, 2016
Guarantee	11,367,564	10,893,089

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants.  On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that: (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $220,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to members of the settlement class. In addition, the Company would incur a payment of $25,000 in cash to class administrator. At present, the Company is waiting for the Court to approve the disbursement of the Settlement Shares. Plaintiff is filing a motion to obtain such approval. The $245,000 cash portion of the settlement has been paid in full. The Company accrued settlement cost aggregating US$1,863,500 and US$690,000 during the nine months ended September, 2017 and 2016, respectively.

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

The Company and its directors were parties to a lawsuit filed on September 1, 2017, by Juan C. Rojas (“Plaintiff”), on behalf of himself and all other similarly situated stockholders of China Commercial Credit, Inc., in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement). Plaintiff filed a Motion to Expedite the Proceeding (“Motion to Expedite”) seeking to expedited consideration of Plaintiff’s Motion for Preliminary Injunction, which was filed simultaneously with Plaintiff’s Complaint. The Company opposed the Motion to Expedite on September 20, 2017, and the Delaware Chancery Court held a hearing on the Motion to Expedite on September 22, 2017, wherein it denied Plaintiff’s Motion to Expedite without prejudice. On September 28, 2017, the Company filed a motion to dismiss Plaintiff’s Complaint (“Motion to Dismiss”). Plaintiff has not responded to the Company’s Motion to Dismiss.

On October 10, 2017, the Company filed Amendment No. 1 to its Preliminary Proxy Statement (the “Amended Preliminary Proxy”) with the U.S. Securities and Exchange Commission (the “Commission”) in response to the Commission’s September 8, 2017 comment letter (“Comment Letter”). After reviewing the Amended Preliminary Proxy, Plaintiff determined that the Company’s Amended Preliminary Proxy rendered the claims asserted in Plaintiff’s Complaint moot and/or otherwise unsuitable for further pursuit. On October 19, 2017, the Company and Plaintiff entered into a stipulation (“Stipulation”) wherein Plaintiff agreed to voluntarily dismiss his claims against the Company, and its directors, with prejudice. The Delaware Chancery Court granted the Stipulation on October 20, 2017, and entered an Order dismissing the Action with prejudice. In accordance with the Order, the Company will advise the Delaware Chancery Court within fifteen (15) days of the earlier of (a) the stockholder vote on the Exchange Agreement relating to the proposals, or (b) the termination of the Exchange Agreement, and whether the parties to the Action have reached an agreement with respect to Plaintiff’s anticipated request for fees and expenses. Currently, no compensation in any form has passed from the Company, or its directors, to Plaintiff or Plaintiff’s attorneys in the Action, and the Company has not made a promise to give any such compensation. On November 6, 2017, the Company filed Amendment No. 2 to its Preliminary Proxy Statement with the Commission in further response to comments from the Commission.

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

On September 14, 2017, the Company issued 460,000 restricted shares to certain advisors and finders as compensation for their services rendered in connection with the acquisition of Sorghum Investment Holdings Limited. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act.

On September 27, 2017, the Company entered into a securities purchase Agreement (the “SPA”) with certain accredited and sophisticated investors in connection with a private placement offering (the “Offering”) of 552,486 shares (“Shares”) of common stock, par value $0.001 per share, of the Company, for gross proceeds to the Company of one million dollars. The purchase price per share of the Offering is $1.81. In connection with the purchase of the Shares, the Purchasers received a warrant (the “Warrant”) to purchase up to the number of shares of the Company’s common stock equal to 193,370 of the shares of common stock purchased by the Purchasers pursuant to the SPA. The Warrant has an exercise price of $2.26 per share and is exercisable on the date of issuance and expire five years form the date of issuance. The Offering closed on September 29, 2017. The Shares issued in the Offering are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

November 14, 2017	CHINA COMMERCIAL CREDIT, INC.

	By:	/s/ Mingjie Zhao
Mingjie Zhao
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Long Yi
Long Yi
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

