Form 10-K
period 2017-12-31
China Commercial Credit Inc
filed 2018-04-16
CIK 1556266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $57.68 million based on the closing price of $3.2031 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of April 11, 2018, there were 20,250,915 shares of the Company’s common stock issued and outstanding.

China Commercial Credit, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

i

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	Our ability to improve internal controls and procedures;

●	Our ability to develop and market our microcredit lending and guarantee business in the future;

●	Our ability to collect from default borrowers;
●	Our ability to make timely adjustment to ensure adequate loan loss and financial guarantee provisions;
●	Inflation and fluctuations in foreign currency exchange rates;

●	Our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	Development of a liquid trading market for our securities; and

●	Our plan to regain compliance with NASDAQ continue listing requirement

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

ii

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

Since Wujiang Luxiang’s inception in October 2008, it has developed a large number of borrowers in Wujiang City. All of our loans are made from our sole office, located in Wujiang City. As of December 31, 2017, we have built a $40.7 million portfolio of direct loans to 71 borrowers and a total of $11.6 million in loan guarantees for 14 borrowers.

During 2016 and 2017, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Twelve of fourteen microcredit companies in the Wujiang area went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the year ended December 31, 2017, we had a loss of $5,486,667 and a net loss of $10,699,740 compared to a revenue of $2,246,807 and net loss of $2,580,136 in 2016, a change of 344% and an increase of 315%, respectively. As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been increased by 6.7% to $11.6 million as of December 31, 2017 compared to $10.9 million as of December 31, 2016. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company decided that the revenue does not justify the default risks involved in the guarantee business, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

Our financial leasing services were previously expected to be provided to a diverse base of customers, including textile and other manufacturing companies, railroads, port facilities, local bus, and rail companies and municipal governments. Customers will include existing clients of Wujiang Luxiang in addition to new clients. PFL, our wholly owned subsidiary, planned to provide leases on both new and used manufacturing equipment, medical devices, transportation vehicles and industrial equipment, purchased both domestically and from foreign suppliers, to meet its customer’s needs. In 2015, PFL entered into two financial leasing agreements for an aggregate of $5.61 million in lease receivables. We do not currently have further funds to deploy in the financial leasing business and plan to hold off expansion of the leasing business until otherwise determined by the management based on the economic environment and other considerations.

On August 9, 2017, CCC entered into a share exchange agreement (the “Exchange Agreement”) with Sorghum Investment Holdings Ltd. (“Sorghum”). Pursuant to the terms of the Exchange Agreement, CCC would have acquired 100% of Sorghum through issuance of 152,587,000 of its common share. On December 29, 2017, CCC received a notice from Sorghum that the Exchange Agreement was terminated based on Sorghum’s allegation that the Company’s filing of the Current Report on Form 8-K on December 27, 2017 constituted a breach of the Exchange Agreement. CCC filed an arbitration demand with the American Arbitration Association against Sorghum in connection with Sorghum’s own breaches of the Exchange Agreement. The Company and Sorghum’s counsels are currently having initial conferences with the arbitrator. For more information refer to Item 3—Legal Proceedings.

Recent Development

On February 28, 2018, the Company received a letter (the “Notification Letter”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS of $35 million. Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet a minimum MVLS exists if the deficiency continues for a period of 30 consecutive business days. Based upon Nasdaq’s review of the Company’s MVLS for the last 30 consecutive business days, the Company no longer meets the minimum MVLS requirement. The Nasdaq staff noted the Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). The Notification Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided 180 calendar days, or until August 27, 2018, to regain compliance with Nasdaq Listing Rule 5550(b)(2). The Company has been evaluating options available to regain compliance.

On April 11, 2018, the Company closed a private placement to two non-affiliated individual investors in China for a gross proceeds of approximately US$500,000 at a per share price of US$0.77. The Company issued 649,350 shares of common stock. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation resolved the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members. The terms of the Stipulation were subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement.

On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that: (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $245,000 in cash and the issuance of 950,000 shares of its common stock to members of the settlement class.

On July 28, 2017, the Court amended the order that 1) Attorney’s Fees, Litigation Expenses, and Incentive Awards be paid out of the Settlement Fund; and 2) Levi & Korsinsky be awarded attorney’s fees in the amount of $55,000 in cash and 237,500 shares (Plaintiff Attorney Fee Shares). Thus, cash to be paid to the class shall be $190,000 (“Class Settlement Cash”) and shares to be issued to the class shall be 712,500 (“Class Settlement Shares”).

On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

As of December 31, 2017 and 2016, the Company had no information regarding the shareholder list and share allocation to these shareholders.

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie, a significant shareholder and Vice President of Finance of the Company and Mr. Long Yi, the Chief Financial Officer of the Company to sell 150,000 and 50,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. As of the date of this report, the Company issued 50,000 shares of common stocks and related warrants to Mr. Long Yi with 150,000 shares of common stocks and related warrants unissued to Mr. Yang Jie.

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

The following includes conditions give rise to substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statement issuance date and management’s plans to mitigate these adverse conditions:

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$81,534,396 as of December 31, 2017. In addition, the Company had a negative net asset of US$5,272,461 as of December 31, 2017.  As of December 31, 2017, the Company had cash of US$2,498,194 and total liabilities other than accrual for financial guarantee services of $ 3,166,863. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the financial statement issuance date.

The Company is actively seeking other strategic partners with experience in lending business.

2)	Recurring operating loss

During the year ended December 31, 2017, the Company incurred operating loss of US$10,699,740. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses would be made continue within one year from the financial statement issuance date.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the year ended December 31, 2017, the Company incurred negative operating cash flow of US$1,184,630. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the financial statement issuance date.

The Company continues to reduce the redundant headcount and entered into a new office lease with lower rent commitment since January 1, 2017 to improve operating cash flow.

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally adversely affected by emergence of internet finance entities, the Company was facing fierce competition. Considering the high risks from both customers and competitors, management assessed the Company would further reduced the loan business.

The Company is actively seeking other strategic partners with experience in lending business.

●	Financial Support

The Company has been actively seeking strategic investors with experience in lending business as well as financial investors. Management also invested in the Company during 2017.

On May 11, 2017 and June 21, 2017, the Company closed two private placements to third-party individual investors who purchased 60,000 and 625,000 shares of common stock, respectively, at a per share price of US$1.0 and US$0.8, for a total gross proceeds of US$60,000 and US$500,000, respectively. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose.

On September 29, 2017, the Company closed two private placements to two individual investors who purchased 552,486 shares of common stock at a per share price of US$1.81 with total gross proceeds of amount of US$1,000,000. One of the investors was the then Vice President of Finance of the Company. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action.

In December 2017, the Company sold an aggregate 200,000 registered shares of common stock at a purchase price of $3.50 per share to Long Yi, the Chief Financial Officer of the Company and Yang Jie, the then  VP of Finance of the Company pursuant to certain securities purchase agreement dated December 1, 2017. In connection with the purchase, Mr. Yi and Mr. Jie also receive warrants to purchase up to the number of shares of the Company’s common stock equal to 80,000 shares of common stock pursuant to the securities purchase agreement. The warrants have an exercise price of $4.20 per share. The warrants became exercisable on the date of issuance and shall expire five years from the date of issuance. The gross proceeds to the Company of approximately $700,000 and should be used for working capital and general corporate purpose.

The Company plans to continue to seek financial as well as strategic investors for additional financing to regain compliance of the NASDAQ continued listing requirement.

On April 11, 2018, the Company closed a private placement to two individual investor in China for a gross proceeds of US$500,000 at a per share price of US$0.77. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

●	Plan to acquire new business or assets

Although we have continued to use our best effort to improve our collection of loan receivable and interest receivable by engaging local law firms in China, it has been very difficult for us to collect from the borrowers. As such, the Company has been actively seeking strategic acquisition of business or assets to improve our liquidity. Since the termination of the Exchange Agreement with Sorghum in last December, we have evaluated a few potential acquisition targets. As of now, the Company plans to acquire certain second-hand luxury cars dealership business assets or other appropriate business deemed to be appropriate by the board of directors. As of the date of this Annual Report, the Company has not entered into any letter of intent or definitive agreement for such acquisition and there can be no assurance that we will be able to locate any target or negotiate definitive agreements.

Though management had plans to mitigate the conditions or events that raise substantial doubt, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statements issuance date, as there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the plan will have a material adverse effect on the Company’s business, results of operations and financial position, and will materially adversely affect its ability to continue as a going concern.

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

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

We fund our lending and guarantee operations by using our registered capital and using cash generated from our operations. As of December 31, 2017, we had repaid all outstanding bank loans and had US$nil balance of short-term loans. Currently there is $4.5 million (RMB 29 million) available under the line of credit. This line of credit was granted to Wujiang Luxiang since its inception in 2008 as a provincial government’s measure to support rural microcredit company’s operations. The total line of credit decreased from RMB 150 million to RMB 100 million during 2014 due to PBOC’s tightened monetary policy. Interest rates under this line of credit vary, but have been no more than 110% of the PBOC benchmark interest rate (the “PBOC Rate”).

On September 5, 2013, we formed PFL to start our financial leasing business. PFL is licensed by SAIC to provide leasing services in all of the Chinese provinces. PFL offers financial leases on machinery and equipment, public transportation vehicles, and medical devices to municipal government agencies, public transportation agencies, hospitals and SMEs in Jiangsu Province and other provinces. As of December 31, 2017, PFL incurred two finance lease transactions with total lease receivables of $5.61 million according to lease agreements.

Our Services

Direct Loans

We provide direct loans to borrowers with terms not exceeding one year. During 2017 and 2016 the average principal loan amount we provided was approximately $577,825 and $527,234, respectively. The interest rate we charge on a specific direct loan depends on a number of factors, including the type of borrower and whether the loan is secured or unsecured. We also take into account the quality of the collateral or guarantee given and the term of the loan.

Interest on our loans is usually payable monthly and averaged 10% and 12.68% for our direct loan portfolio for the twelve months ended December 31, 2017 and 2016, respectively. Under certain Jiangsu banking regulations, since August 2012, we are allowed to charge an interest rate within the range of 0.9 time and 3 times PBOC Rate. As of December 31, 2017, the PBOC Rate was set at 4.75% per annum for one-year term loans and 4.35% for six-month term loans. During the fiscal year ended 2017 and 2016, the average interest rate we charged to SMEs was three times the PBOC Rate or 13.39% for one-year term loans and 11.61% for six-month term loans.

We offer both secured and unsecured direct loans. As of December 31, 2017, there were 71 direct loans outstanding, with a total aggregate outstanding balance of approximately $40.7 million and interest rates ranging from 9.6% to 19.44% and original terms of the loans ranging from 1 month to 12 months, none of which were unsecured loans. The following table sets forth a summary of our direct loan portfolio as of December 31, 2016 and 2017:

	Total Outstanding Balance as of 12/31/2016	Percentage of the Total Loan Portfolio as of 12/31/2016	Total Outstanding Balance as of 12/31/2017	Percentage of the Total Loan Portfolio as of 12/31/2017
Guarantee-backed loans	55,461,801	94.8%	39,826,845	97.9%
Collateral-backed loans	3,061,180	5.2%	851,469	2.1%
Total:	58,522,981	100%	40,678,314	100%

All our loans are secured. We offer three types of secured loans:

●	loans guaranteed by a third party, referred to in China as “guarantee-backed loans;”

●	loans secured by real property, referred to in China as “collateral-backed loans;” and

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

As of December 31, 2017, we have provided guarantees for a total of $11.6 million underlying loans to approximately 14 borrowers.

Due to impact of foreign exchange rates converting Renminbi yuan to US Dollar, the amount of underlying loans we guaranteed has been induced by 6.7% as of December 31, 2017 compared to as of December 31, 2016. As the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has decided that the revenue does not justify the default risks involved, and therefore expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai platform as previously planned. Management may actively resume the guarantee business in the future if economic conditions improve.

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

Due to the short history of China’s financial leasing industry, there are certain gaps in relevant PRC law. There is no nation-wide uniform equipment title registration process and system in China and each municipality adopts different procedures. As such, our ownership interest on the leased property may be threatened. In addition, there is no guidance on the reserve requirement for financial leasing companies. Based on the past experience and expected customer default status of financial leasing services, the Company estimates the probable loss for financial leasing services to be approximately 100% of outstanding balance as of December 31, 2017. We believe such reserve should be sufficient to cover potential financial leasing loss of PFL’s operations. We may adjust these rates as we roll out our operations.

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

Loan Extension

We will generally approve loan extensions for borrowers who have made timely interest payments, are capable of paying the balance and have loans secured by sufficient collateral or guaranteed by an acceptable guarantor. The term of the loan extensions we grant is generally no longer than the term of the original loan and we only agree to extend a loan one time. If the loan extension application is not approved prior to the original maturity date of the loan, it will be transferred to the collection department and labeled as a default loan. As of December 31, 2017 and 2016, extended loans constituted 0.00% and 0.00% of our total outstanding direct loan balance, respectively. During 2017, the Company did not approve any extensions to default customers after considering the payment ability and payment intentions.

Loan Renewal

Many of our borrowers repay their loans and re-borrow at a later date, being referred to as a “loan renewal”. We consider a renewed loan a new loan, not a loan extension, despite our previous relationship with the borrower. Prior to the maturity date of the loan, the borrower may choose to apply to renew the loan. In order for the loan renewal application to be approved, the borrower must agree to repay the existing loan’s principal amount and accrued interest in full before the renewal application is approved. Although we do not have a specific clean-up period policy, we do require that the period of time between repayment of the existing loan and the funding of the new loan to be 2-10 days. As of December 31, 2017 and 2016, renewed loans constituted 2.5% and 0.00% of our total outstanding direct loan balance, respectively. During 2016, we did not approve any loan renewal.

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

Liquidity Risk

Liquidity risk is the risk to a bank’s earnings and capital arising from its inability to timely meet obligations when they come due without incurring unacceptable losses. As a microcredit company, we are prohibited by PRC banking regulations to accept deposits from the public. Our funding sources include our registered capital, draw-down ability from any lines of credit we have with state-owned or commercial banks as well as cash generated from our operations. Liquidity risk in our operation is therefore limited. We monitor the repayment of loans drawn from the line of credit with Agricultural Bank of China, the only line of credit we currently have.

Allowance for Loan Loss

Reserve for Direct Loan

In our direct loan business, we apply two loan loss reserve measurements:

●	Measurement 1 - The General Reserve:

General reserves are is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The management assessed the General Reserve is required to be no less than 1% of total loan receivable balance..

●	Measurement 2 - Special Reserve

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

In December 2017, the Company revisited the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one loan was past due, the Company decided to reclassify all of this customer’s loans as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer’s repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

As of December 31, 2017 and 2016, the total outstanding balance of loan receivable was and $40,678,314 and $58,522,981 and the allowance for loan losses was $36,613,393 and $51,708,062, respectively.

Reserve for the Guarantee Services.

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

In December 2017, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer’s guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six months to one year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

As of December 31, 2017 and 2016, the total outstanding balance we guaranteed was and $11,627,013 and $10,893,089 and the accrual for financial guarantee services was $9,270,882 and $6,005,608, respectively.

Reserve for the Financial Leasing Services

A provision for possible loss to be absorbed by the Company for the financial leasing services it provides is recorded as an allowance against investment in direct financing lease. This liability represents probable losses and is increased or decreased by accruing a “Reversal of provision for direct financing lease losses” against the interests and fees on loans and direct financing lease.

This is done throughout the life of the financial lease service, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for possible financial lease loss considers the lease contract amount and a variety of factors, which include, depending on the counterparty, latest financial position and performance of the borrowers, actual defaults, estimated future defaults, historical loss experience, estimated value of leased asset, and other economic conditions such as the economy trend of the area and the country. The estimates are based upon currently available information.

As of December 31, 2017 and 2016, the total outstanding balance we guaranteed was and $2,537,008 and $2,441,663 and the allowance for direct financing lease losses was $2,537,008 and $2,441,663, respectively.

Business Strategy

As we anticipate the economic condition will remain challenging in the next 12 months, the Company plans to continue to aggressively collect the default loans and guarantees with all available legal remedies.

Although we have continued to use our best effort to improve our collection of loan receivable and interest receivable by engaging local law firms in China, it has been very difficult for us to collect from the borrowers. As such, the Company has been actively seeking strategic acquisition of business or assets to improve our liquidity. Since the termination of the Exchange Agreement with Sorghum in last December, we have evaluated a few potential acquisition targets. As of now, the Company plans to acquire certain second-hand luxury cars dealer dealership business assets or other appropriate business deemed appropriate by the board of directors. As of the date of this Annual Report, the Company has not entered into any letter of intent or definitive agreement for such acquisition and there can be no assurance that we will be able to locate any target or negotiate definitive agreements with them.

Competition for Our Lending and Guarantee Business

The number of microcredit companies in China has been decreasing recently. According to data compiled by PBOC and released on its website released on its website, as of December 2017, there were approximately 8,551 microcredit companies in China compared to 8,910 in 2016. In Jiangsu province, there are about 636 microcredit companies with total paid-in capital of $13.90 billion (RMB 89.6 billion) as of December 31, 2017 according to PBOC.

Due to the poor economic condition in the Wujiang area, especially the slow-down in the local textile industry, many microcredit companies including most of our competitors went bankrupt since 2015. We believe currently we have only one competitor in the Wujiang region.

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

Competitive Weakness for Our Lending and Guarantee Business

We believe we are at a disadvantage to compete with peer-to-peer platforms and other online lending businesses. We are struggling with keeping with our borrower base in light of the sprouting online lending platforms which offer more diverse loan products with competitive prices. Such online platforms also have more efficient business models. Despite of the recent crackdown of these online platforms and tightened regulatory supervisions, we believe such online lending platforms pose serious threat to us.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited:

●	PRC Company Law and its implementation rules;

●	Wholly Foreign-Owned Enterprise Law and its implementation rules;

●	Guidance on Microcredit Company Pilot (Yin Jian Fa [2008]23) (the “Circular 23”) issued by the CBRC and the PBOC on May 4, 2008 and effective on May 4, 2008;

●	Reply to Certain Issues on Microcredit Company Organization Yin Jian Fa [2006] 246 issued by the CBRC on September 20, 2006 and effective on September 20, 2006;

●	Guidance on Great Promotion to Rural Microcredit Business of the Banking Industry (Yin Jian Fa [2007] 67) issued by the CBRC on August 6, 2007 and effective on August 6, 2007;

●	Circular on Implementing the “Accounting Rule for Financial Enterprise” to Microcredit Company (Cai Jin [2008]185) issued by Ministry of Finance on December 24, 2008 and effective on December 24, 2008;

●	Circular on Relevant Policies for Rural Bank, Loan Company, Rural Mutual Cooperative and Microcredit Company (Yin Fa [2008]137) issued by the PBOC and the CBRC on April 24, 2008 and effective on April 24, 2008;

●	Opinions on the pilot work for developing the Rural Microcredit Company (Trial) (Su Zheng Ban Fa [2007]142) (the “Jiangsu Document No. 142”) issued by General Office of Jiangsu Province Government promulgated on November 24, 2007;

●	Opinions on Promoting Fast and Well Development of Rural Microcredit Company (Su Zheng Ban Fa [2009]132) (the “Jiangsu Document No. 132”) issued by General Office of Jiangsu Province Government promulgated on November 28, 2009;

●	Implementation Rules on Supervision and Regulation of Rural Microcredit Companies (Su Fu Ban [2010] 288) issued by General Office of Suzhou Government on October 26, 2010 and effective on November 1, 2010;

●	Opinions Regarding Further Pushing Forward the Reform of Rural Microcredit Company (Su Zheng Ban Fa [2011]8) (the “Jiangsu Document No. 8”) issued by General Office of Jiangsu Province Government on January 27, 2011 and effective on January 27, 2011;

●	Interim Measures for the Administration of Financing Guarantee(Yin Jian Hui Ling [2010] 3) issued by the CBRC, National Development and Reform Commission, Ministry of Industry and Information Technology, Ministry of Finance, MOFCOM, PBOC and State Administration for Industry and Commerce on March 8, 2010 and effective on March 8, 2010;

●	Provisional Supervision and Rating System for Rural Microcredit Companies (the “Jiangsu Document No. 53”) issued by Finance Office of Jiangsu Province Government on August 7, 2012;

●	Financial Practices of Rural Microcredit Companies issued by Finance Office of Jiangsu Province Government in 2009 and effective on January 1, 2010;

●	The Guidance on Provisioning for Loan Losses (the “Provision Guidance”) issued by PBOC in 2002 and effective on January 1, 2002;

●	PRC Contract Law, in particular the chapters with regard to lease contracts and financial leasing contracts;

●	Measures for the Administration of Foreign Investment in Leasing Industry issued by the MOFCOM effective on March 5, 2005;

●	Regulations promulgated by the Ministry of Commerce and State Administration of Industry and Commerce with regard to the formation, registered capital and leverage requirement and risk control of financial leasing companies; and

●	Accounting treatment and tax regulations and policy with regard to finance lease transactions.

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

In accordance with the Provision Guidance and Jiang Su Financial Practice, we are required to set aside a loan loss reserve according to the following three measurements:

●	Measurement 1 - The General Reserve:

General reserves is based on total loan receivable balance and to be used to cover unidentified probable loan loss. The management assessed the General Reserve is required to be no less than 1% of total loan receivable balance.

●	Measurement 2 - Special Reserve

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

The business scope of Wujiang Luxiang is to provide small loans, guarantees, and other business approved by the provincial authority for agriculture related industry, which is in line with the Jiangsu Document No.8. As of December 31, 2017, Wujiang Luxiang’s net capital was approximately negative $51.2 million and its outstanding balance of bank loans was $nil million, which is line with the requirement set forth in the Jiangsu Document No. 8.

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

As of December 31, 2017, Wujiang Luxiang’s registered capital was approximately $51.2 million and its total debt financing was approximately $nil million, less than 50% of its registered capital, in line with the requirement set forth in Jiangsu Document No. 132. Wujiang Luxiang’s major source of financing has been loans from commercial banks.

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

As of December 31, 2017, Wujiang Luxiang’s registered capital was RMB 333 million which is more than the RMB 50 million required for Wujiang Luxiang as a microcredit company in the Southern Jiangsu area.

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

6. Market Exit: When a rural microcredit organization has any of the following activities, in addition to investigation and fine by law enforcement authorities, the provincial Rural Microcredit Organization Pilot Program Management Group may terminate its pilot program, report it to the local AIC to revoke its business license, or impose other punitive measures:

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

Employees

As of the date of this report, we have 20 employees all of which are full time. We have employment contracts with all of our employees in China and in U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We have an accumulated deficit of US$81,534,396 as of December 31, 2017 and a negative net asset of US$5,272,461 as of December 31, 2017. Although we have previously been able to attract financing as needed, such financing may not continue to be available at all, or if available, on reasonable terms as required. Further, the terms of such financing may be dilutive to existing shareholders or otherwise on terms not favorable to existing shareholders or us. If we are unable to secure additional financing, as circumstances require, or do not succeed in meeting our sales objectives, we may be required to change or significantly reduce our operations or ultimately may not be able to continue our operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Because of our historical accumulated deficit in working capital, among others, our independent auditor has raised substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10K do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Our limited operating history makes it difficult to evaluate our business and prospects and we may not be able to adapt to the changing market condition.

Wujiang Luxiang commenced operations in October 2008. It is difficult to evaluate our prospects, as we may not have sufficient experience in addressing the risks to which companies operating in new and rapidly evolving markets such as the microcredit industry, may be exposed. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

As a matter of fact, for the year ended December 31, 2017, we had a loss of $5.5 million and a net loss of $10.7 million compared to a revenue of $2.2 million and net loss of $2.6 million in 2016, a change of 344% and an increase of 315%, respectively. If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies and the unauthorized transfer of certain funds by our former chief executive officer have prevented us from using the entire proceeds from our initial public offering to increase the registered capital of Wujiang Luxiang.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, State Administration of Foreign Exchange, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by MOFCOM, Ministry of Commerce, or its local counterparts. The majority of the net proceeds from our initial public offering completed in August 2013, approximately $7 million, is intended to increase the registered capital of Wujiang Luxiang and therefore its corresponding lending and guarantee capacity. Approximately $5.6 million of the net proceeds have already been contributed to Wujiang Luxiang and approved as an increase of the registered capital of Wujiang Luxiang. An additional $1.4 million was supposed to be transferred from WFOE to Wujiang Luxiang to further increase its registered capital. $1.5 million of the proceeds was initially transferred to WFOE to be used for the registered capital requirements of WFOE. Due to the subsequent reduction of WFOE’s registered capital requirement from $10 million to $100,000, $100,000 was supposed to remain at WFOE to satisfy its new registered capital requirement and the remaining $1.4 million was supposed to be used to further increase the registered capital of Wujiang Luxiang. However, as previously reported by the Company, RMB 7 million (approximately $1.1 million) was transferred from the bank account of WFOE to the personal account of Mr. Huichun Qin, the Company’s former CEO and Chairman of the Board. The Company has not been able to recover the missing funds. The delay and potential failure to use the remaining IPO proceeds to increase Wujiang Luxiang’s registered capital, currently prevents us from further expanding Wujiang Luxiang’s business.

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

Our risk assessment procedure uses historical information to estimate any potential losses based on our experience, judgment, and expectations regarding our borrowers and the economic environment in which we and our borrowers operate. The allowance for both loan losses and guarantee services were estimated based on 1% of the quarterly outstanding loan and guarantee portfolio balances. To the extent the mandatory loan loss reserve rate of 1% as required by PBOC differs from management’s estimates, the management elects to use the higher rate. We believe we are required to establish an allowance for loan losses pursuant to “The Guidance on Provisioning for Loan Losses” (the “Provision Guidance”) issued by PBOC and “Financial Practices of Rural Microcredit Companies of Jiangsu Province Pilot” (the “Jiangsu Financial Practices”) issued by Finance Office of Jiangsu Province in 2009. However, our implementation of the measurements set forth in the Provision Guidance and the Jiangsu Financial Practices, may be deemed not in compliance with the applicable banking regulations. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

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

We believe that the microcredit industry is an emerging market in China. We may face growing competition in the microcredit industry and we believe that the microcredit market is becoming more competitive as this industry matures and begins to consolidate. We currently compete with traditional financial institutions, other microcredit companies, and some cash-rich state-owned companies or individuals that lend to SMEs. Some of our competitors have larger and more established borrower bases and substantially greater financial, marketing and other resources than we do. As a result, we could lose market share and our revenues could decline, thereby adversely affecting our earnings and potential for growth.

If we fail to remediate the material weaknesses in our internal control over financial reporting that have been identified, we may be unable to accurately report our results of operations or prevent misstatements, and investor confidence and the market price of our Common Stock may be materially and adversely affected.

Our independent registered public accounting firm is not required to and has not conducted an audit or assessment of our internal control over financial reporting. As a result of the control deficiencies in the material weaknesses identified, the Company concluded its internal controls over financial reporting were not effective as of December 31, 2017. See Item 9A Controls and Procedures for a detailed discussion of the material weakness and the remediation measures the Company plans to take. Such material weaknesses may result in our inability to accurately report our financial results or prevent material misstatements.

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

Risks associated with our business and operations include, but are not limited to, borrowers’ failure to repay the outstanding principal and interest when due and our loss reserve is not sufficient to cover such failure, losses of key personnel, business interruption due to power shortages or network failure, and risks posed by natural disasters including storms, floods and earthquakes, any of which may result in significant costs or business disruption. We do not maintain any credit insurance, business interruption insurance, general third-party liability insurance, nor do we maintain key-man life insurance or any other insurance coverage except the mandatory social insurance for the employees of Wujiang Luxiang. If we incur any loss that is not covered by our loss reserve, our business, financial condition and results of operations could be materially and adversely affected.

We maintain our cash with various banks. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we could lose the cash on deposit with that particular bank or trust company.

Risks Relating to Our Financial Leasing Business

Our financial leasing business is currently on hold.

In February 2015, we signed two leasing contracts worth a total of total $4.88 million. We do not currently have further funds to deploy in the financial leasing business and plan to hold off expansion of the leasing business until otherwise determined by the management based on the economic environment and other considerations. Even if we decide to resume the financial leasing business, we may not be able to develop our financial leasing business as planned and generate significant revenues. The revenue and income potential of our proposed financial leasing business is unproven and the lack of operating history makes it difficult to evaluate the future prospects of this business.

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

We are a holding company and all of our operations are entirely conducted in the PRC. Although the PRC economy has grown in recent years, such growth may not continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our direct lending, guarantee and financial leasing services and may have a materially adverse effect on our business.

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

We are subject to extensive and complex state, provincial and local laws, rules and regulations with regard to our loan and guarantee operations, capital structure, allowance for loan losses, among other things. These laws, rules and regulations are issued by different central government ministries and departments, provincial and local governments while enforced by different local authorities in the city of Wujiang. In addition, it is not clear whether microcredit companies are subject to certain banking regulations the state-owned and commercial banks are subject to, including the regulation with regard to loan loss reserves. Therefore, the interpretation and implementation of such laws, rules and regulations may not be clear and occasionally we have to depend on oral inquiries with local government authorities. As a result of the complexity, uncertainties and constant changes in these laws, rules and regulation, including changes in interpretation and implementation of such, our business activities and growth may be adversely affected if we do not respond to the changes in a timely manner or are found to be in violation of the applicable laws, regulations and policies as a result of a different position from ours taken by the competent authority in the interpretation of such applicable laws, regulations and policies. If we were found to be not in compliance with these laws and regulations, we may be subject to sanctions by regulatory authorities, monetary penalties and/or reputation damage, which could have a material adverse effect on our business operation and profitability.

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

Pursuant to Foreign Wholly-Owned Enterprise Law and relevant implementation rules, 15% of the U.S. $50 million registered capital of PFL is required to be contributed within initial three months of PFL obtaining its business license on September 5, 2013 and the remainder to be contributed within two years after the business license is granted. We did not make any contributions within the three-month period since we expected to fund such contribution with the proceeds from the follow-on offering. Based on our oral inquiries with the local Commission of Commerce of Wujiang, we were told that the required initial installment would be reduced to 10% in 2014 and that the competent authority would refrain from taking specific administrative measures against us once the first installment of capital contribution is paid. In addition, we were told by Wujiang Economic and Technological Development Zone (“WETDZ”), where PFL is incorporated and located, that there will be no penalty for the delayed contribution of the first installment of the registered capital. In the event the orally granted extension or the advice we received from WETDZ is reversed or found to be not valid by a relevant authority, we may be subject to administrative sanctions, including monetary penalties ranging from 5% to 15% of the portion that has not been paid on time, or from $375,000 to $1,125,000 if none was contributed at the time of the sanction. In October 2014, we contributed substantially all of the net proceeds raised in the follow-on offering to the registered capital requirement of PFL.

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

The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the U.S. are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are required of a U.S. public company. If we cannot establish such controls, or if we are unable to collect the financial data required for the preparation of our financial statements, or if we are unable to keep our books and accounts in accordance with the U.S. accounting standards for business, we may not be able to continue to file required reports with the SEC, which would likely have a material adverse effect on the performance of our shares of Common Stock.

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

Effective January 1, 2008, the New Enterprise Income Tax Law of PRC stipulates that domestically owned enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform income tax rate of 25%. While the New Enterprise Income Tax Law equalizes the income tax rates for FIEs and domestically owned enterprises, preferential tax treatment may continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies, regardless of whether these are domestically-owned enterprises or FIEs. Pursuant to the Jiangsu Document No. 132 issued in November 2009, microcredit companies in Jiangsu Province are subject to a preferential tax rate of 12.5%. As a result, Wujiang Luxiang has been subject to the preferential income tax rate of 12.5% since its inception in 2008. The taxation practice implemented by the tax authority governing our business from 2008 through 2011 was that we paid enterprise income taxes at a rate of 25% on a quarterly basis, and upon annual tax settlement done by the Company and the tax authority within five (5) months after December 31, the tax authority refunded us the excess enterprise income taxes we paid beyond the rate of 12.5% in tax credit. In 2013and 2012 the tax authority allowed us to pay enterprise income tax, on a monthly basis, at 12.5% for our income generated from our direct loan business and at 25% for income generated from our guarantee business. During the twelve-month period ended December 31, 2013, we paid an aggregate $2,191,329 for income tax. We received a refund of $985,332 in April 2014. The refund is the difference between actual income tax prepayment, which is made at 25% for income generated from both our direct loan business and our guarantee business, and the income tax expense, which is calculated at 12.5% for direct loan and 25% for our guarantee business. In addition, Wujiang Luxiang has been subject to business tax at the preferential rate of 3% since its inception in 2008.

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

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and acquisition and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income. If we are considered a resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect.

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

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between WFOE and each of Wujiang Luxiang. Although we were advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Wujiang Luxiang and its shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People’s Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

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

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, the SAT, the State Administration for Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006, and as amended on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

FINRA has commenced a review of the unusual trading of our common stock during December 2017, which is in the preliminary stage. We cannot predict the outcome of the investigation. Potential Negative outcomes could adversely affect our ability to raise future financing and the investigation itself could distract our management, both of which could increase the risk that you would suffer a loss on your investment.

We have been advised that the Financial Industry Regulatory Authority (“FINRA”) is conducting a review of trading in the Company surrounding the Company’s current report on Form 8-K filed on December 27, 2017 indicating on December 21, 2017, the Company notified Sorghum that certain recent actions of Sorghum constitute a breach of Sorghum’s covenants under the Exchange Agreement. We have been responding to FINRA’s request for information and intend to continue to cooperate in the investigation.

Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, any FINRA action that adversely affects us could also adversely affect the trading price of our common stock. In addition, to the extent that the FINRA investigation distracts our management from pursuing our business plan, our results and the trading price of our common stock could be adversely affected.

Risks Relating to Our Securities

Our Common Stock may be thinly traded and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

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

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as Section 14 rules implemented by the SEC and NASDAQ. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” as of the following January 31. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

The Company had an accumulated deficit of US$81,534,396 as of December 31, 2017. In addition, the Company had a negative net asset of US$5,272,461 as of December 31, 2017.

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

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum a minimum market value for listed securities (“MVLS”) of $35 million. On February 28, 2018 we received a deficiency letter from the Listings Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the Company’s MVLS was below the minimum $35 million requirement for continued inclusion on the MVLS. We have been provided an initial period of 180 calendar days, or until August 27, 2018, or the Compliance Date, to regain compliance with the MVLS rules. The Company intends to promptly evaluate options available to regain compliance and to timely submit a plan to regain compliance. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

Our principal executive offices are located at No.1 Zhongying Commercial Plaza, Zhong Ying Road, Wujiang, Suzhou, Jiangsu Province, China, where we leased approximately 4236.24 square foot of office space pursuant to a lease agreement entered on December 15, 2016, whose term is from January 1, 2017 to December 31, 2019 with annual rents in the amount of RMB142,068 (approximately US$21,025) for the year of 2017, RMB164,039 (approximately US$24,277) for the year of 2018, and RMB174,039 (approximately US$25,757) for the year of 2019. As a result, from January 1, 2017, we have terminated the lease agreement previously entered on May 26, 2015 for our former principal office, which was to expire on May 31, 2021. No default penalty was paid for the early termination. We leased certain office space in New York, NY where we paid a monthly rent of US$3,200 from September to December 2016 and a monthly rent of US$3,600 during 2018. We do not own any real property or have any land use rights.

Item 3.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of its business.

1) 2014 Class Action Litigation:

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought. On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff (“Class Plaintiff”) and the Yun Group’s counsel as lead counsel. On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.) (the “Securities Class Action”). Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve. On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolved the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members. The terms of the Stipulation were subject to approval by the Court following notice to all class members . The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement. On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Annual Report, the Company is working with its counsel and the escrow agent to complete such cancelation.

2) Derivative Litigation:

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichun Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy are the only defendants who have been served. An amended derivative complaint was filed on April 20, 2015.

On May 29, 2015, the Court “so ordered” a stipulation among Kodali, the Company, and Mr. Levy staying all proceedings in the derivative case, except for service of process on individual defendants, until the earlier of thirty days of termination of the stipulation, dismissal of the class action with prejudice or the date any of the defendants in the class action file an answer to the CAC.

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered CCCR to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, CCCR and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. The parties are due to file a joint status report on May 21, 2018. On behalf of the Company and Mr. Levy, this firm is engaged in active settlement discussions with counsel for Kodali, but the parties have not entered into a settlement agreement.

3) 2017 Class Action

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain a stockholder of the Company on behalf of himself and similarly situated stockholders of the Company CCC in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an the Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement).

On October 10, 2017, the Company filed Amendment No. 1 to its Preliminary Proxy Statement (the “Amended Preliminary Proxy”) with the U.S. Securities and Exchange Commission (the “Commission”) in response to the Commission’s September 8, 2017 comment letter (“Comment Letter”). After reviewing the Amended Preliminary Proxy, Plaintiff determined that the Company’s Amended Preliminary Proxy rendered the claims asserted in Plaintiff’s Complaint moot and/or otherwise unsuitable for further pursuit. On October 19, 2017, the Company and Plaintiff entered into a stipulation (“Stipulation”) wherein Plaintiff agreed to voluntarily dismiss his claims against the Company, and its directors, with prejudice. The Delaware Chancery Court granted the Stipulation on October 20, 2017, and entered an Order dismissing the Action with prejudice. In accordance with the Order, the Company will advise the Delaware Chancery Court within fifteen (15) days of the earlier of (a) the stockholder vote on the Exchange Agreement relating to the proposals, or (b) the termination of the Exchange Agreement, and whether the parties to the Action have reached an agreement with respect to Plaintiff’s anticipated request for fees and expenses. Currently, no compensation in any form has passed from the Company, or its directors, to Plaintiff or Plaintiff’s attorneys in the Action, and the Company has not made a promise to give any such compensation. On or about November 6, 2017, the Company filed Amendment No. 2 to its Preliminary Proxy Statement with the Commission in further response to the Comment Letter. On December 29, 2017, the Company received notice from Sorghum notifying the Company that the Exchange Agreement is terminated. The Company advised Plaintiff of the termination of the Exchange Agreement on January 9, 2018.

4) 2017 Arbitration with Sorghum

On December 21, 2017, the Company delivered notice (“Notice”) to Sorghum notifying Sorghum that certain recent actions of Sorghum constituted breaches of Sorghum’s covenants under the Exchange Agreement. Specifically, we believe that Sorghum is in breach of Section 6.9 (a) and Section 6.11 (b) of the Exchange Agreement which required Sorghum to use commercially reasonable efforts and to cooperate fully with the other parties to consummate the transactions contemplated by the Exchange Agreement and to make its directors, officers and employees available in connection with responding in a timely manner to SEC comments. According to the terms of the Exchange Agreement, the Company is entitled to terminate the Exchange Agreement if the breach is not cured within twenty (20) days after the Notice is provided to Sorghum.

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA, Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement.  The Company and Sorghum’s counsels are currently having initial conferences with the Arbitrator Mentz. The Company intends to prosecute its claims vigorously.

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

FISCAL YEAR 2018	HIGH	LOW
January 1, 2018- March 27, 2018	$1.89	$1.21

FISCAL YEAR 2017	HIGH	LOW
First Quarter	$1.58	$1.00
Second Quarter	$3.35	$1.00
Third Quarter	$3.36	$2.41
Fourth Quarter	$3.69	$1.40

FISCAL YEAR 2016	HIGH	LOW
First Quarter	$0.4	$0.25
Second Quarter	$2.27	$0.3
Third Quarter	$3.2	$1.037
Fourth Quarter	$2.09	$1.01

The last reported sales price of our common stock on the NASDAQ Capital Market on March 27, 2018 was $1.21.

UNREGISTERED SALE OF SECURITIES

On March 2, 2017, the Company issued 185,750 restricted shares to two employees as part of the Company’s 2014 Equity Inventive Plan. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act.

On April 20, 2017, the Company issued 500,000 restricted shares to four individuals, all of whom are citizens of P.R.C, for their services provided to the Company. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

On May 11, 2017, the Company sold 60,000 restricted shares to 100 individuals at the purchase price $1.00 per share. All these shares are issued pursuant to Regulation S.

On June 21, 2017, the Company sold an aggregate of 625,000 restricted shares to two investors at the purchase price of $0.80 per share. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act, Regulation S and/or Regulation D promulgated thereunder.

On August 10, 2017, the Company issued 4,500 and 5,500 restricted shares to Axiom Capital Management, Inc. and Michael S. Jacobs, respectively, as compensation for the issuance of a fairness opinion. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 14, 2017, the Company issued 460,000 restricted shares to certain advisors. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

On September 27, 2017, the Company entered into a securities purchase agreement with certain accredited and sophisticated investors in connection with a private placement offering of 552,486 shares of common stock, par value $0.001 per share, of the Company, for gross proceeds to the Company of one million dollars. The purchase price per share of the private placement offering is $1.81. In connection with the purchase of the shares, the purchasers received a warrant to purchase up to the number of shares of the Company’s common stock equal to 193,370 of the shares of common stock purchased by the Purchasers pursuant to the securities purchase agreement. The warrant has an exercise price of $2.26 per share and is exercisable on the date of issuance and expire five years form the date of issuance. The private placement offering closed on September 29, 2017. The shares of the Company’s common stock issued in the private placement offering are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On November 9, 2017, the Company issued 220,000 restricted shares to director, officers and advisors, none of whom are U.S. Persons. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

On December 1, 2017, the Company sold 200,000 restricted shares to two non-US investors at a purchase price of $3.50 per share. All these shares are issued pursuant to Section 4(a)(2) of the Securities Act, Regulation S and/or Regulation D promulgated thereunder.

On April 11, 2018 the Company sold 649,350 restricted shares to certain non-US investors at a purchase price of $0.77 per share. All these shares are issued pursuant to Regulation S.

Holders

We had 259 holders of record of our common stock as of March 27, 2018.

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

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of December 31, 2017, we have built a US$40.7 million portfolio of direct loans to 71 borrowers and a total of US$11.6 million in loan guarantees for 14 borrowers. Additionally, we accrued allowance for loan losses of $36.6 million and allowance for financial guarantee services of $9.3 million. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People’s Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

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

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this report, PFL entered into two financial leasing agreements for an aggregate lease receivable of US$5.61 million (one with a monthly principle and interest income approximating US$81,600 for the period during November 13, 2014 to May 12, 2015, and approximating US$80,000 for the period from May 13, 2015 and thereafter, and the other with a quarterly principle and interest income approximating US$342,800) did not provide continuous financial leasing services. We do not currently have further funds to deploy in the financial leasing business.

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

Results of Operations

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

	For the Years Ended December 31,		Change
	2017	2016	Amount	%
Interest income
Interests and fees on loans and direct financing lease	$381,779	$1,287,518	(905,739)	-70%
Interests on deposits with banks	22,683	3,535	19,148	542%
Total interest and fee income	404,462	1,291,053	(886,591)	-69%

Interest expense
Interest expense on short-term bank loans	-	(29,588)	29,588	-100%
Net interest income	404,462	1,261,465	(857,003)	-68%

(Provision) Reversal of provision for loan losses	(3,122,113)	426,475	(3,548,588)	-832%
Reversal of provision for direct financing lease losses	66,598	239,852	(173,254)	-72%
Net interest (loss) income after provision for loan losses and financing lease losses	(2,651,053)	1,927,792	(4,578,845)	-238%

Commissions and fees on financial guarantee services	2,899	35,199	(32,300)	-92%
(Provision) Reversal of provision for financial guarantee services	(2,838,513)	283,816	(3,122,329)	-1100%
Commission and fee (loss) income on guarantee services, net	(2,835,614)	319,015	(3,154,629)	-989%

Net (Loss) Revenue	(5,486,667)	2,246,807	(7,733,474)	-344%

Non-interest income
Other non-interest income	-	48,152	(48,152)	-100%
Total non-interest income	-	48,152	(48,152)	-100%

Non-interest expense
Salaries and employee surcharge	(958,651)	(1,264,944)	306,293	-24%
Rental expenses	(58,233)	(94,826)	36,593	-39%
Business taxes and surcharge	(5,555)	(18,542)	12,987	-70%
Legal and consulting expenses relating to acquisition	(2,749,795)	-	(2,749,795)	>100%
Litigation and settlement cost for the shareholders’ lawsuit	-	(1,641,500)	1,641,500	-100%
Changes in fair value of other noncurrent liabilities	(266,000)	351,500	(617,500)	175%
Other operating expenses	(1,174,394)	(2,207,690)	1,033,296	-47%
Total non-interest expense	(5,212,628)	(4,876,002)	(336,626)	7%

Foreign exchange (loss) gain	(445)	907	(1,352)	-149%

Loss Before Income Taxes	(10,699,740)	(2,580,136)	(8,119,604)	315%
Income tax expense	-	-	-	0%
Net Loss	(10,699,740)	(2,580,136)	(8,119,604)	315%

Other comprehensive loss
Foreign currency translation adjustment	(55,121)	(167,365)	112,244	-67%
Comprehensive Loss	$(10,754,861)	$(2,747,501)	(8,007,360)	291%

The Company’s net loss for the year ended December 31, 2017 was US$10,699,740, representing an increase of US$8,119,604, or 315%, from net loss of US$2,580,136 for the year ended December 31, 2016. The change in net loss for the year ended December 31, 2017 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$857,003;

●	a change in the provision for loan losses of US$3,548,588 from a reversal of provision of US$426,475 for the year ended December 31, 2016 to a provision of US$3,122,113 for the year ended December 31, 2017;

●	a decrease in the reversal of provision for direct financing lease losses of US$173,254 from US$239,852 for the year ended December 31, 2016 to US$66,598 for the year ended December 31, 2017;

●	a change in the provision for financial guarantee of US$3,122,329 from a reversal of provision of US$283,816 for the year ended December 31, 2016 to a provision of US$2,838,513 for the year ended December 31, 2017; and

●	an increase in total non-interest expense of US$336,626 from US$4,876,002 for the year ended December 31, 2016 to US$5,212,628 for the year ended December 31, 2017.

The following paragraphs discuss changes in the components of net loss in greater details during the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Net Interest Income

Net interest income is equal to interest income we generated less interest expense on short-term bank loans. The Company’s net interest income decreased by US$857,003, or 68% to US$404,462 during the year ended December 31, 2017, as compared to net interest income of US$1,261,465 during the year ended December 31, 2016.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$886,591, or 69% from US$1,291,053 for the year ended December 31, 2016 to US$404,462 for the year ended December 31, 2017. The decrease is the combined effects of: (1) the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality; and (2) Few new loans or renewal of loans during the year ended December 31, 2017, leading to a significant decrease in interest income.

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, has been facing downward pressure. Additionally, the bank lenders usually require an old loan to be paid in full upon maturity before they approve a new loan to the same borrower. Some SMEs have to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Additionally, the banks denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. Management is concerned that the borrowers may use the proceeds from the loans we grant to them as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the year ended December 31, 2017, we granted one new loan and renew three existing loans. As of December 31, 2017, we had 71 loans with an average loan size of US$572,934. The loan balance of $36,613,393 was accrued of an allowance for uncollectibility which was equal to the loan balance. During the year ended December 31, 2017, loans of $4.56 million generated interests and fees on loan.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$22,683 during the year ended December 31, 2017 as compared to US$3,535 during the year ended December 31, 2016. Caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the year ended December 31, 2017 and 2016, respectively.

Provision for Loan Losses

The Company provided a provision for loan losses of US$3,122,113 and reversed a provision for loan losses of US$426,475 for year ended December 31, 2017 and 2016, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Provision for loan losses increased by $3,548,588 for the year ended December 31, 2017, as compared to last year. Based on the management assessment over each individual loan in terms of the customers’ payment ability and payment intention, more “doubtful” loans rolled to “loss” loans during the year ended December 31, 2017 as compared to that during the year ended December 31, 2016. The fact led to more accrual of provision on loan losses during the year ended December 31, 2017 as compared to the year of 2016.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. The textile industry, which is the pillar industry in the Wujiang area, as well as other industries, has been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we had a significant allowance balance for loan losses as of December 31, 2017 and 2016.

In December 2017, the Company reviewed the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans with different due dates, if one of whose loans was past due, the Company decided to reclassify all loans of the customer’s as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer’s repayment ability in a more cautions manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

During the year ended December 31, 2017, management continued to assess the adequacy of the allowances in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis and concluded the collection from certain borrowers is remote. Therefore, management determined to charge off loan balances against allowances, in the amount of US$21.0 million, as these loans are deemed as uncollectible. Management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks, (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the year ended December 31, 2017 and quite a number of textile businesses went bankrupt and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of December 31, 2017, the off-balance-sheet financial guarantee amounted to US$11.6 million. The commissions and fees generated from our financial guarantee services decreased from US$35,199 for the year ended December 31, 2016 to US$2,899 for the year ended December 31, 2017, representing a decrease of US$32,300, or 92%. The reduction was due to the decreased number of guarantee transactions as management reduced the guarantee portfolio to control the default risk.

As of December 31, 2017, we have provided guarantees for a total of US$11.6 million underlying loans to approximately 14 financial guarantee service customers, as compared to a total of US$10.9 million as of December 31, 2016.

Provision on Financial Guarantee Services

The provision for financial guarantee services changed from a reversal of provision of $283,816 for the year ended December 31, 2016, to a provision of $2,838,513 for the year ended December 31, 2017, representing a change of $3,122,329. The change was mainly attributable to accrual of provision approximating $1.1 million for long-aged balance of repayment on behalf of guarantee service customers and accrual of provision approximating $2.0 million for interest, penalty and other expenses arising from default of repayment of loans on which the Company provided financial guarantee services.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 100% and 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be “not likely”.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require an old loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of December 31, 2017 and 2016, the management charged off specific provision for 31 and 2 customers in the amount of US$10,440,156 and US$142,966, respectively.

In December 2017, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby.  As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees with different due dates, if one guaranteed loan was past due, the Company decided to reclassify all of this customer’s guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six twelve months to one and a half year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depend on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

Non-interest Expenses

Non-interest expenses increased from US$4,876,002 for the year ended December 31, 2016 to US$5,212,628 for the year ended December 31, 2017, representing an increase of US$336,626, or 7%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, legal and consulting expenses relating to acquisition, litigation and settlement cost for the shareholders’ lawsuit, changes in fair value of other noncurrent liabilities, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of a decrease of salaries and employee surcharge by US$306, 293, or 24%, a decrease of rental expenses by US$36,593, or 39% against a one-time increase of legal and consulting cost relating to a failed acquisition of Sorghum by $2,749,795 and against a decrease in litigation and settlement cost for the shareholders’ lawsuit by $1,641,500 netting off an increase in change of fair value of other noncurrent liabilities for settlement of shares for the shareholders’ lawsuit by 617,500.

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

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the year ended December 31, 2017, both the domestic and international demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies. During the year ended December 31, 2017, we assessed the loan portfolio quality and charged-off loan receivable balances of $21,011,593 as we were of the opinion that these balances were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$461,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability.

Affected by above factors, as of December 31, 2017, our loan balance witnessed a decrease of US$16,518,819 in business loan and a decrease of US$1,325,848 in personal loan, as compared to that as of December 31, 2016.

The following table sets forth the classification of loans receivable as of December 31, 2017 and 2016, respectively:

	December 31, 2017 Amount	Percent of Total	December 31, 2016 Amount	Percent of Total

Business loans	$21,267,838	52.28%	$37,786,658	64.57%
Personal loans	19,410,476	47.72%	20,736,324	35.43%
Total Loans receivable	$40,678,314	100%	$58,522,982	100%

Nonaccrual loans totaled US$36.81 million, or 90.48% of loans receivable as of December 31, 2017, as compared with US$56.58 million, or 96.68% of loans receivable, as of December 31, 2016. The allowance for loan losses was US$36.61 million, representing 90.00% of loans receivable and 99.48% of non-accrual loans as of December 31, 2017. As of December 31, 2016, the allowance for loan losses was US$51.71 million, representing 88.36% of loans receivable and 91.39% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016

Nonaccrual loans	$36,805,205	$56,579,074
Allowance for loan losses	$36,613,393	$51,708,063
Loans receivable	$40,678,314	$58,522,982
Total assets	$7,165,284	$9,570,743
Nonaccrual loans to loans receivable	90.48%	96.68%
Nonperforming assets to total assets	513.66%	591.17%
Allowance for loan losses to loans receivable	90.00%	88.36%
Allowance for loan losses to non-accrual loans	99.48%	91.39%

As a traditional industry, the textile industry, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of December 31, 2017.

During the year ended December 31, 2017, we reassessed the collectability of the loans and charged off allowance on loans against loan receivable in the amount of $21,011,593. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of our total cash activities, net cash increased from US$768,501 as of December 31, 2016 to US$2,498,194 as of December 31, 2017.

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

The following includes conditions give rise to substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statement issuance date and management’s plans to mitigate these adverse conditions:

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$81,534,396 as of December 31, 2017. In addition, the Company had a negative net asset of US$5,272,461 as of December 31, 2017.  As of December 31, 2017, the Company had cash of US$2,498,194 and total liabilities other than accrual for financial guarantee services of $3,166,863. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the financial statement issuance date.

The Company is actively seeking other strategic partners with experience in lending business.

2)	Recurring operating loss

During the year ended December 31, 2017, the Company incurred operating loss of US$10,699,740. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses would be made continue within one year from the financial statement issuance date.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the year ended December 31, 2017, the Company incurred negative operating cash flow of US$1,184,630. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the financial statement issuance of the filing date.

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

The Company is actively seeking other strategic partners with experience in lending business.

●	Financial Support

The Company has been actively seeking strategic investors with experience in lending business as well as financial investors. Management also invested in the Company during 2017.

On May 11, 2017 and June 21, 2017, the Company closed two private placements to third-party individual investors who purchased 60,000 and 625,000 shares of common stock, respectively, at a per share price of US$1.0 and US$0.8, for a total gross proceeds of US$60,000 and US$500,000, respectively. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose.

On September 29, 2017, the Company closed two private placements to two individual investors who purchased 552,486 shares of common stock at a per share price of US$1.81 with total gross proceeds of amount of US$1,000,000. One of the investors was the then Vice President of Finance of the Company. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action.

In December 2017, the Company sold an aggregate 200,000 registered shares of common stock at a purchase price of $3.50 per share to Long Yi, the Chief Financial Officer of the Company and Yang Jie, the then  VP of Finance of the Company pursuant to certain securities purchase agreement dated December 1, 2017. In connection with the purchase, Mr. Yi and Mr. Jie also receive warrants to purchase up to the number of shares of the Company’s common stock equal to 80,000 shares of common stock pursuant to the securities purchase agreement. The warrants have an exercise price of $4.20 per share. The warrants became exercisable on the date of issuance and shall expire five years from the date of issuance. The gross proceeds to the Company of approximately $700,000 and should be used for working capital and general corporate purpose.

The Company plans to continue to seek financial as well as strategic investors for additional financing to regain compliance of the NASDAQ continued listing requirement.

On April 11, 2018, the Company closed a private placement to two individual investors in China for a gross proceeds of US$500,000 at a per share price of US$0.77. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

●	Plan to acquire new business or assets

Although we have continued to use our best effort to improve our collection of loan receivable and interest receivable by engaging local law firms in China, it has been very difficult for us to collect from the borrowers. As such, the Company has been actively seeking strategic acquisition of business or assets to improve our liquidity. Since the termination of the Exchange Agreement with Sorghum in last December, we have evaluated a few potential acquisition targets. As of now, the Company plans to acquire certain second-hand luxury cars dealership business assets or other appropriate business deemed to be appropriate by the board of directors. As of the date of this Annual Report, the Company has not entered into any letter of intent or definitive agreement for such acquisition and there can be no assurance that we will be able to locate any target or negotiate definitive agreements.

Though management had plans to mitigate the conditions or events that raise substantial doubt, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statements issuance date, as there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the plan will have a material adverse effect on the Company’s business, results of operations and financial position, and may materially adversely affect its ability to continue as a going concern.

Statement of Cash Flows

The following table sets forth a summary of our cash flows for the year ended December 31, 2017 and 2016, respectively:

	For the year ended December 31,
	2017	2016
Net cash used in by operating activities	$(1,184,630)	$(383,691)
Net cash provided by investing activities	610,160	2,412,415
Net cash provided by (used in) financing activities	2,259,974	(1,600,832)
Effects of exchange rate changes on cash	44,189	34,208
Net cash inflow	$1,729,693	$462,100

Net Cash Used in Operating Activities

During the year ended December 31, 2017, we had a cash outflow from operating activities of US$1,184,630, an increase of US$800,939 from a cash inflow of US$383,691 for last year. We generated a net loss for the year ended December 31, 2017 of US$10,699,740, a change of US$8,119,604 from the year ended December 31, 2016, during which we incurred a net loss of US$2,580,136. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A change of provision on loan losses of US$3,548,588. The Company made a provision for loan losses of US$3,122,113 for the year ended December 31, 2017, as compared to a reversal of a provision for loan losses of US$426,475 for the year ended December 31, 2016. The change of the loan provision is mainly due to the fact that far more “loss” loans incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016;

●	A change of provision on financial guarantee services of US$3,122,329. The Company made a provision for the financial guarantee services during the year ended December 31, 2017 due to further accrual of interest, penalty and other expenses on loans over which the Company provided financial guarantee services according to adjudications from the Court, as compared to a reversal of provision on financial guarantee services of US$283,816 was made during the year ended December 31, 2016; and

●	An increase in restricted shares issued to directors and professional service providers of US$877,956. The increase was mainly attributable to shares issued to directors and professional service providers for services committed in reverse acquisition transaction with Sorghum which was suspended in December

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2017 was US$610,160 as compared to net cash provided by investing activities of US$2,412,415 for the year ended December 31, 2016. The cash provided by investing activities for the year ended December 31, 2017 was net effects of collection of US$429,185 from third party customers of financial guarantee services and collection from a related party of $482,463 against short-term investments in a financial institution of US$369,987. The cash provided by investing activities for the year ended December 31, 2016 was net effects of collection of principals of US$2,501,518 from third party customers of direct loan business, collection of US$2,018,889 from third party customers of financial guarantee services, and collection of principal of US$479,704 from direct financing lease customers, against loan disbursement to third party customers of US$1,986,725.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 totaled US$2,259,974 as compared to net cash used in financing activities of US$1,600,832 for the year ended December 31, 2016. The cash provided by financing activities for the year ended December 31, 2017 was mainly from cash collection of US$2,259,974 from several private placements of 1,437,486 shares. The cash used in financing activities for the year ended December 31, 2016 was mainly attributable the repayment of bank borrowing of US$2,600,832 and cash collection of US$1,000,000 from a private placement of 2,439,025 shares.

Contractual Obligations

As of December 31, 2017, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$95,161	$68,412	$26,749	-	-	-
	$95,161	$68,412	$26,749	$-	$-	$-

(1)	Our prior lease for our office in Wujiang commenced on June 1, 2015 and would expire on May 31, 2021. In January 2017, we terminated this office lease as we leased a new office (see note 2). No penalty was paid for early termination.

(2)	During the year ended December 31, 2017, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month’s prior written notice. We also leased certain office space in New York, NY where we paid a monthly rent of US$3,200 from September to December 2016 and a monthly rent of US$3,600 during 2018.

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

	December 31, 2017	December 31, 2016
Guarantee	$11,627,013	$10,893,089

The Company in involved in various legal actions arising from providing financial guarantee services to defaulted guarantees. As of December 31, 2017, eight cases against the Company was finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $5.66 million. Additionally, six cases against the Company has not been adjudicated by the Company, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $4.99 million.

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

Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income and are amortizing over the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease. Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term pursuant to the agreements.

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

Loans receivable

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

Recently issued accounting standards

Please refer to Note 3(w) of our Consolidated Financial Statements included in Form 10-K for details of our recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Marcum Bernstein & Pinchuk LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-35 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2017, our internal control over financial reporting was not effective based on those criteria.

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

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2018 to remediate the material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Chenguang Kang	31	Chief Executive Officer, President and Director
Long Yi	41	Chief Financial Officer and Secretary and Director
Alex Lau	36	Chief Technology Officer
Kecen Liu	25	Director
Teck Chuan Yeo	50	Director
Boling Liu	32	Director
Mingjie Zhao*	54	Chief Executive Officer, President and Director (resigned as Chief Executive Officer, President and Director March 19, 2018)
Weiliang Jie*	29	Director (resigned February 9, 2018)

(*) Indicates former executive officer or director

The biographies of our current directors and officers are set forth below.

Mr. Chenguang Kang, was appointed as Chief Executive Officer (“CEO”), President and as a director of CCC on March 19, 2018. Mr. Kang was the co-founder and the general manager of Beijing Supersfun Science and Technology Limited Company, a company in automotive financial services and loans service for small micro enterprises since July 2014. From Dec 2012 to June 2014, Mr. Kang served as the operating vice president in Beijing Covigor Science and Technology Limited Company, a company in live platform business. From August 2011 to November 2012, Mr. Kang served as a city manager at Nuomi.com. Mr. Kang holds a Bachelor degree in Vocal Music from Bohai University. Mr. Kang’s abundant internet auto financial platform operation experience, business aptitude and management ability qualified him for his position as our Chief Executive Officer of the Company.

Mr. Long Yi, was appointed as the Chief Financial Officer (“CFO”) and Secretary of CCC on January 1, 2013. Mr. Yi acted as the interim Chief Executive Officer of CCC between August 21, 2014 and December 29, 2014. Mr. Yi was appointed to serve as a director on the Board effective June 12, 2015. Prior to joining CCC, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) from 2008 to August 2012. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008. He is a Certified Public Accountant in the State of Illinois. Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Mr. Alex Lau, was appointed as the Chief Technology Officer (“CTO”) of CCC on February 20, 2018. Since 2015 to present, Mr. Lau has been working as a consultant for Ceph Distributed Filesystem for SUSE and as a Blockchain Consultant for WeBank and CyberMiles. From 2005 to 2011, he was the R&D Manager for SUSE Linux in Beijing and Taiwan. From 2011 to 2015, he served as the CTO for Symbio Mobile. From 1999 to 2001, he worked at Nortel Network, before moving to China. Mr. Lau received his Software Computer Science degree at University of North Texas in 1999.

Ms. Kecen Liu, was appointed as a director of CCC on February 12, 2018. She has served as a Program Coordinator at United Nations ICTY from June, 2016 to February 2017. Ms. Liu has served as Marketing Manager at Jiuding Capital from June, 2015 to October, 2015. She has also served as Brand Manager at Jumei.com from November, 2013 to October, 2014. Form October 2012 to June 2014, she served as a Campus Embassador at Hong Kong XINHUA Education International Group. Ms. Liu obtained a Master’s degree in International Business from Southwestern University of Finance and Economics in 2017.

Mr. Teck Chuan Yeo, age 50, has served as a director of CCC since September 2016. Mr. Yeo has been the audit partner of Rui Hua Certified Public Accountants LLP, Shanghai Office, since June 2015. From July 2007 to May 2015, Mr. Yeo served as the audit partner at Deloitte Hua Yong Certified Public Accountants LLP. From July 2002 to March 2007, Mr. Yeo served as the financial service director of South and South East Asia at BOC Asia Ltd. (Singapore). Mr. Yeo obtained a bachelor of accountancy at Nanyang Technological University.

Ms. Boling Liu. Ms. Liu, age 32, has served as a director of CCC since December 2016. Ms. Liu has been the vice president of Shenzhen Tianhe E-Commerce Limited Company since August 2010. From January 2010 to August 2010, Ms. Liu served as a manager of the sales department of Shenzhen Guantian Aeronautics. From April 2005 to January 2010, Ms. Liu served as the manager of customer service of Shanxi Datang Air Service Limited Company. Ms. Liu obtained a bachelor degree of Shanxi Normal University, computer information college.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Kecen Liu, Teck Chuan Yeo and Boling Liu are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Yeo, Ms. Liu and Ms. Kecen Liu are members of our Audit Committee, where Mr. Yeo serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Mr. Yeo possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Mr. Yeo, Ms. Liu and Ms. Kecen Liu are members of our Compensation Committee and Mr. Jie serves as the chairman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Yeo, Ms. Liu and Ms. Kecen Liu are the members of our Nominating and Governance Committee where Ms. Liu serves as the chairwoman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Significant Employees

Mr. Yang Jie resigned as Vice President of Finance of the Company on February 20, 2018

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2017 except as set forth below:

●	Mr. Yang Jie was late filing a Form 4 to report the issuance of 452,486 shares acquired. The form 4 was filed on September 7, 2017

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Legal Proceedings Involving Officers and Directors

The Company is involved in various legal actions arising in the ordinary course of its business.

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain stockholders of the Company in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s. The stockholders sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement).

On October 10, 2017, the Company filed Amendment No. 1 to its Preliminary Proxy Statement (the “Amended Preliminary Proxy”) with the U.S. Securities and Exchange Commission (the “Commission”) in response to the Commission’s September 8, 2017 comment letter (“Comment Letter”). After reviewing the Amended Preliminary Proxy, Plaintiff determined that the Company’s Amended Preliminary Proxy rendered the claims asserted in Plaintiff’s Complaint moot and/or otherwise unsuitable for further pursuit. On October 19, 2017, the Company and Plaintiff entered into a stipulation (“Stipulation”) wherein Plaintiff agreed to voluntarily dismiss his claims against the Company, and its directors, with prejudice. The Delaware Chancery Court granted the Stipulation on October 20, 2017, and entered an Order dismissing the Action with prejudice. Currently, no compensation in any form has passed from the Company, or its directors, to Plaintiff or Plaintiff’s attorneys in the Action, and the Company has not made a promise to give any such compensation. On or about November 6, 2017, the Company filed Amendment No. 2 to its Preliminary Proxy Statement with the Commission in further response to the Comment Letter.

On December 21, 2017, the Company delivered a notice (“Notice”) to Sorghum notifying Sorghum that certain recent actions of Sorghum constitute a breach of Sorghum’s covenants under the Exchange Agreement dated August 9, 2017 by and among the Company, Sorghum and shareholders of Sorghum(the “Exchange Agreement”). Specifically, we believe that Sorghum is in breach of Section 6.9 (a) and Section 6.11 (b) of the Exchange Agreement which required Sorghum to use commercially reasonable efforts and to cooperate fully with the other parties to consummate the transactions contemplated by the Exchange Agreement and to make its directors, officers and employees available in connection with responding in a timely manner to SEC comments. According to the terms of the Exchange Agreement, the Company is entitled to terminate the Exchange Agreement if the breach is not cured within twenty (20) days after the Notice is provided to Sorghum.

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA, Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. The Company is currently awaiting the AAA’s appointment of a single arbitrator in accordance with the arbitration clause contained in the Exchange Agreement. The Company intends to prosecute its claims vigorously.

Item 11.	Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to CCC and Wujiang Luxiang in all capacities for our fiscal years ended 2017 and 2016 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Long Yi (1)	2017	50,000		257,161			307,161
(CFO)	2016	50,000	-	462,133	-	-	512,133

Chenguang Kang (2)	2017	-
(CEO)	2016	50,000	-	-	-	-	50,000

Mingjie Zhao (3)	2017	50,000	96,900				146,900
(Former CEO)	2016	50,000	-	-	-	-	-

(1)	Mr. Long Yi was appointed as the CFO of CCC on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company.
(2)	Mr. Chenguang Kang was appointed as the CEO and President of the Company on March 19, 2018. Mr. Kang is entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company.
(3)	Mr. Mingjie Zhao was appointed as the CEO of the Company on June 21, 2016. Mr. Zhao was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company. Mr. Zhao resigned on March 19, 2018.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2017

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. During the fiscal year ended December 31, 2017, an aggregate of 160,000 shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of January 1, 2013, the Company entered into an employment agreement with our CFO, Mr. Long Yi, pursuant to which he shall receive an annual base salary of $50,000. Under his employment agreement, Mr. Yi is employed as our CFO for a term of two years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 3 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary.

On June 21, 2016, Mr. Jinggen Ling notified the Company of his resignation from the Board and as the Chief Executive Officer and President of the Company, effective immediately.

As of June 21, 2016, the Company entered into an employment agreement with Mr. Mingjie Zhao pursuant to which he shall be employed as the CEO of the Company and receive an annual base salary of $50,000. Under his employment agreement, Mr. Zhao is employed as our CEO for a term of five years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary. Mr. Zhao resigned as CEO on March 19, 2018 and is not entitled to any severance pay or any other payments or benefits from the Company.

As of February 20, 2018, the Company entered into an employment agreement with Alex Lau pursuant to which he shall be employed as the CTO of the Company and receive an annual base salary of 50,000 shares of common stock per year. Under his employment agreement, Mr. Lau is employed as our CTO for a term of three years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary.

As of February 22, 2018, the Company entered into an employment agreement with Chenguang Kang pursuant to which he shall be employed as the CEO and President of the Company and receive an annual base salary of $50,000 per year. Under his employment agreement, Mr. Kang is employed as our CEO and President for a term of two years, which automatically renews for additional one year terms unless previously terminated on three months written notice by either party. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including severance pay equal to 12 months of base salary. The executive officer may terminate the employment at any time with a one-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer will be entitled to receive compensation equivalent to 12 months of the executive officer’s base salary.

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

Director Compensation

The following table represents compensation earned by our non-executive directors in 2017.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Boling Liu (1)	$0	32,300	-	-	$32,300
Weiliang Jie (2)	$0	32,300	-	-	$32,300
Kecen Liu (3)	$-	-			-
Teck Chuan Yeo (4)	$20,000	32,300	-	-	$52,300
	$-				-

(1)	Ms. Liu was appointed as a director of the Company on December 22, 2016 and shall receive annual compensation at $20,000. During fiscal year ended December 31, 2017, Ms. Liu agreed to waive such compensation she was entitled to pursuant to the director offer letter.
(2)	Mr. Jie was appointed as a director of the Company on May 15, 2016 and shall receive no compensation. During fiscal year ended December 31, 2017, Mr. Jie agreed to waive such compensation he was entitled to pursuant to the director offer letter. Mr. Jie resigned on February 9, 2018.
(3)	Ms. Liu was appointed as a director of the Company on February 12, 2018 and shall receive $20,000 per year. During fiscal year ended December 31, 2017 Ms. Liu received no such compensation.
(4)	Mr. Yeo was appointed as a director of the Company on May 15, 2016 and shall receive annual compensation at $20,000 since January 1, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2018 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Shuxiang Zhang (2)	2,549,322	12.77%
Qun Ma (3)	1,764,915	8.84%
Directors and Executive Officers:
Mingjie Zhao (4)	30,000	*
Long Yi	550,875	%
Boling Liu	10,000	*
Teck Chuan Yeo	10,000	*
Weiliang Jie (5)	10,000	*
Yang Jie	1,595,261
All officers and directors as a group (5 persons)	415,000	2.15%

*	Less than 1%
(1)	Unless otherwise indicated the address of the beneficial owners are c/o
(2)	Floor 7 Building D, No.28 Chengfu Road,Haidian District, Beijing, China
(3)	Rongshangju, No.2 West Wudaokou Road Zhongguancun, Haidian District, Beijing, China
(4)	Mr. Zhao resigned as CEO and director of the Company on March 19, 2018
(5)	Mr. Jie resigned as a director of the Company on February 9, 2018

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. Due to the short-term borrowing, the Company did not charge any interest or fees. By December 31, 2017, the balance was collected.

During the year ended December 31, 2017, Wujiang Xiaocun Shengda Founding Investment Co., Ltd. paid operating expenses of $384,786 on behalf of the Company.

On December 4, 2017, the Company entered into two private placement agreement with Jie Yang and Long Yi to issue a total of 200,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$700,000, respectively. The total amount was advanced as of December 31, 2017.

As of December 31, 2017, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$209,207. The Company accrued allowance of US$209,207 and charged off all allowances on the outstanding balance as of December 31, 2017.

Huichun Qin transferred $1,098,197 (equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of December 31, 2017, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2017 and 2016, respectively.

The balance due to Wujiang Xiaocun Shengda Founding Investment Co., Ltd. represented operating expenses paid by the related party on behalf of the Company. The balance was payable on demand and free of interest.

The balances due to Jie Yang and Leo Yi mainly represented the amount advanced from the management for purchase of shares and warrants in the private placements closed in 2018.

Share Purchase Agreement with Related Parties

On December 1, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Long Yi, the Chief Financial Officer of the Company and Yang Jie, a significant shareholder and the then VP of Finance of the Company (the “Purchaser”) whereby the Company agreed to sell 200,000 shares of common stock (the “Shares”) at a purchase price of $3.50 per Share, for gross proceeds to the Company of approximately $700,000. In connection with the purchase of the Shares, the Purchaser will receive a warrant (the ’Warrants’) to purchase up to the number of shares of the Company’s common stock equal to 80,000 shares of common stock purchased by the Purchaser pursuant to the Purchase Agreement. The Warrants have an exercise price of $4.20 per share, become exercisable on the date of issuance and expire five years from the date of issuance. The offering closed on December 4, 2017.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Marcum Bernstein & Pinchuk LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 and 2016 totaled $106,000 and $105,957, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

All Other Fees. None

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Marcum Bernstein & Pinchuk LLP in 2017. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-35 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Finance Agreement, dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China, incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K filed on April 4, 2016.
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
10.9	Employment Agreement between China Commercial Credit, Inc. and Mingjie Zhao incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 23, 2016
10.10	Employment Agreement between China Commercial Credit, Inc. and Alex Lau incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on February 20, 2018
10.11	Employment Agreement between China Commercial Credit, Inc. and Chenguang Kang incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 22, 2018
10.12	Stock Purchase Agreement dated May 26, 2016 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 2, 2016
10.13	Form of Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 7, 2017
10.14	Form of Warrant incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 29, 2017
10.15	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on September 29, 2017
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of Marcum Bernstein & Pinchuk LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Subsidiaries of Registrant

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: April 16, 2018	By:	/s/ Chenguang Kang
	Name:	Chenguang Kang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chenguang Kang	Chief Executive Officer and Director	April 16, 2018
Chenguang Kang	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer and Director	April 16, 2018
Long Yi	(Principal financial officer and principal accounting officer)

/s/ Kecen Liu	Director	April 16, 2018
Kecen Liu

/s/ Boling Liu	Director	April 16, 2018
Boling Liu

/s/ Teck Chuan Yeo	Director	April 16, 2018
Teck Chuan Yeo

CHINA COMMERCIAL CREDIT, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

China Commercial Credit, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Commercial Credit, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2012.

New York, New York

April 16, 2018

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumbp.com

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
		(restated)
ASSETS
Cash	$2,498,194	$768,501
Restricted cash	9,841	9,163
Short-term investments	384,237	-
Notes receivable	147,547	107,995
Loans receivable, net of allowance for loan losses of $36,613,393 and $51,708,062 for December 31, 2017 and 2016, respectively	4,064,921	6,814,919
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,537,008 and $2,441,663 for December 31, 2017 and 2016, respectively	-	871,159
Interest receivable	35,440	11,408
Due from a related party	-	469,418
Property and equipment, net	16,046	19,969
Guarantee paid on behalf of guarantee service customers, net of allowance for repayment on behalf of guarantee service customers losses of $2,073,282 and $11,543,868 for December 31, 2017 and 2016, respectively	-	98,887
Guarantee paid on behalf of a related party, net of allowance for repayment on behalf of a related party losses of $nil and $98,000 for December 31, 2017 and 2016, respectively	-	98,000
Other assets	9,058	301,324
Total Assets	$7,165,284	$9,570,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits payable	$261,281	$748,765
Unearned income from financial guarantee services and finance lease services	-	20,819
Accrual for financial guarantee services	9,270,882	6,005,608
Other current liabilities	166,440	293,447
Subscription for private placements	699,974	-
Due to a related party	398,073	-
Income tax payable	330,095	169,226
Other noncurrent liabilities	1,311,000	1,045,000
Deferred tax liability	-	139,947
Total Liabilities	12,437,745	8,422,812

Shareholders’ (Deficit) Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2017 and 2016, respectively; nil and nil shares issued and outstanding at December 31, 2017 and 2016, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2017 and 2016, respectively; nil and nil shares issued and outstanding at December 31, 2017 and 2016, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 19,250,915 and 16,637,679 shares issued and outstanding at December 31, 2017 and 2016, respectively)	19,251	16,638
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	67,058,807	62,659,040
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,075,864)	(1,007,953)
Accumulated deficit	(81,534,396)	(70,834,656)
Accumulated other comprehensive income	4,818,653	4,873,774
Total Shareholders’ (Deficit) Equity	(5,272,461)	1,147,931
Total Liabilities and Shareholders’ (Deficit) Equity	$7,165,284	$9,570,743

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016
		(restated)
Interest income
Interests and fees on loans and direct financing lease	$381,779	$1,287,518
Interests on deposits with banks	22,683	3,535
Total interest and fee income	404,462	1,291,053

Interest expense
Interest expense on short-term bank loans	-	(29,588)
Net interest income	404,462	1,261,465

(Provision) Reversal of provision for loan losses	(3,122,113)	426,475
Reversal of provision for direct financing lease losses	66,598	239,852
Net interest (loss) income after provision for loan losses and financing lease losses	(2,651,053)	1,927,792

Commissions and fees on financial guarantee services	2,899	35,199
(Provision) Reversal of provision for financial guarantee services	(2,838,513)	283,816
Commission and fee (loss) income on guarantee services, net	(2,835,614)	319,015

Net (Loss) Revenue	(5,486,667)	2,246,807

Non-interest income
Other non-interest income	-	48,152
Total non-interest income	-	48,152

Non-interest expense
Salaries and employee surcharge	(958,651)	(1,264,944)
Rental expenses	(58,233)	(94,826)
Business taxes and surcharge	(5,555)	(18,542)
Legal and consulting expenses relating to acquisition	(2,749,795)	-
Litigation and settlement cost for the shareholders’ lawsuit	-	(1,641,500)
Changes in fair value of noncurrent liabilities	(266,000)	351,500
Other operating expenses	(1,174,394)	(2,207,690)
Total non-interest expense	(5,212,628)	(4,876,002)

Foreign exchange (loss) gain	(445)	907

Loss Before Income Taxes	(10,699,740)	(2,580,136)
Income tax expense	-	-
Net Loss	$(10,699,740)	$(2,580,136)

Loss per Share- Basic and Diluted	(0.598)	(0.177)

Weighted Average Shares Outstanding-Basic and Diluted	17,893,595	14,571,076

Net Loss	$(10,699,740)	$(2,580,136)
Other comprehensive loss
Foreign currency translation adjustment	(55,121)	(167,365)
Comprehensive Loss	$(10,754,861)	$(2,747,501)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred A		Preferred B		Common Stock		Additional Paid-in	Subscription	Statutory	Accumulated	Due from a non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	receivable	reserve	deficit	shareholder	income	Total
							(restated)			(restated)			(restated)
Balance as of January 1, 2016	-	$-	-	$-	12,390,062	$12,390	$59,698,864	$(1,062)	$5,442,150	$(68,254,520)	$(1,078,300)	5,041,139	$860,661
Issuance of Common Stocks to three directors	-	-	-	-	371,000	371	213,250	-	-	-	-	-	213,621
Issuance of Common Stocks to two consultants	-	-	-	-	1,437,592	1,438	1,749,365	-	-	-	-	-	1,750,803
Issuance of Common Stocks pursuant to a private placement	-	-	-	-	2,439,025	2,439	997,561	-	-	-	-	-	1,000,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(2,580,136)	-	-	(2,580,136)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	70,347	(167,365)	(97,018)
Balance as of December 31, 2016	-	$-	-	$-	16,637,679	$16,638	$62,659,040	$(1,062)	$5,442,150	$(70,834,656)	$(1,007,953)	$4,873,774	$1,147,931

Issuance of Common Stocks to management	-	-	-	-	345,750	346	709,634	-	-	-	-	-	709,980
Issuance of Common Stocks to several consultants	-	-	-	-	1,030,000	1,030	2,131,370	-	-	-	-	-	2,132,400
Issuance of Common Stocks and warrants in connection with private placement	-	-	-	-	1,237,486	1,237	1,558,763	-	-	-	-	-	1,560,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(10,699,740)	-	-	(10,699,740)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(67,911)	(55,121)	(123,032)
Balance as of December 31, 2017	-	$-	-	$-	19,250,915	$19,251	$67,058,807	$(1,062)	$5,442,150	$(81,534,396)	$(1,075,864)	$4,818,653	$(5,272,461)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
		(restated)
Cash Flows from Operating Activities:
Net loss	(10,699,740)	(2,580,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,714	59,208
Provision (Reversal of provision) for loan losses	3,122,113	(426,475)
Reversal of provision for direct financing lease losses	(66,598)	(239,852)
Provision (Reversal of provision) for financial guarantee services	2,838,513	(283,816)
Gain from disposal of property and equipment	-	(48,945)
Loss from disposal of property and equipment	-	87,867
Shares issued to executive officers and consultants	2,842,380	1,964,424
Changes in fair value of noncurrent liabilities	266,000	(351,500)
Income tax expenses	143,836	53,300
Deferred income tax expenses	(143,836)	(53,300)
Interest income arising from restricted cash	(59)	-
Changes in operating assets and liabilities:
Interest receivable	(22,401)	(11,924)
Other assets	300,976	(28,485)
Unearned income from guarantee services and finance lease services	(21,398)	(38,134)
Other current liabilities	(136,004)	117,577
Other non-current liabilities	-	1,396,500
Income tax payable	143,924	53,000
Deferred tax liabilities	(143,836)	(53,000)
Due to a related party	384,786	-
Net Cash Used in Operating Activities	(1,184,630)	(383,691)

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(3,729,466)	(1,986,725)
Loans collection from third parties	3,755,207	2,501,518
Payment of loans on behalf of guarantees	-	(224,557)
Collection from guarantees for loan paid on behalf of customers	44,399	2,018,889
Collection of principal of finance lease, in installments	429,185	479,704
Deposit released from banks for financial guarantee services	-	372,171
Deposit paid to banks for financial guarantee services	-	(265,687)
Purchases of property and equipment and intangible asset	(1,641)	(47,877)
Proceeds from disposal of property and equipment	-	55,640
Short-term loan disbursed to a related party	-	(490,661)
Short-term loan collected from a related party	482,463	-
Short-term investments in financial institutions	(369,987)	-
Net Cash Provided by Investing Activities	610,160	2,412,415

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants in connection with private placement	2,259,974	1,000,000
Repayment of short-term bank borrowings	-	(2,600,832)
Net Cash Provided by (Used in) Financing Activities	2,259,974	(1,600,832)

Effect of Exchange Rate Changes on Cash	44,189	34,208

Net Increase in Cash	1,729,693	462,100
Cash at Beginning of Year	768,501	306,401
Cash at End of Year	2,498,194	768,501

Supplemental Cash Flow Information
Cash paid for interest expense	-	30,057
Cash paid for income tax	-	-

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

VIE AGREEMENTS WITH WUJIANG LUXIANG

On September 26, 2012, the Company through its indirectly wholly owned subsidiary which was incorporated in China, Wujiang Luxiang Information Technology Consulting Co. Ltd. (“WFOE” ), entered into a series of VIE Agreements with Wujiang Luxiang Rural Microcredit Co., Ltd (“Wujiang Luxiang”) Wujiang Luxiang and the Wujiang Luxiang Shareholders. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Wujiang Luxiang’s management and operations.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of December 31, 2017, PFL had no continuous financial lease transactions.

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

The following includes conditions give rise to substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statement issuance date and management’s plans to mitigate these adverse conditions:

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$81,534,396 as of December 31, 2017. In addition, the Company had a negative net asset of US$5,272,461 as of December 31, 2017.  As of December 31, 2017, the Company had cash of US$2,498,194 and total liabilities other than accrual for financial guarantee services of $3,166,863. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the financial statement issuance date.

The Company is actively seeking other strategic partners with experience in lending business.

2)	Recurring operating loss

During the year ended December 31, 2017, the Company incurred operating loss of US$10,699,740. Affected by the reduction of lending business and guarantee business and increased loss loans, the management was in the opinion that recurring operating losses would be made continue within one year from the financial statement issuance date.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged two PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the year ended December 31, 2017, the Company incurred negative operating cash flow of US$1,184,630. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the financial statement issuance date.

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

The Company is actively seeking other strategic partners with experience in lending business.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2.	GOING CONCERN (CONTINUED)

●	Financial Support

The Company has been actively seeking strategic investors with experience in lending business as well as financial investors. Management also invested in the Company during 2017.

On May 11, 2017 and June 21, 2017, the Company closed two private placements to third-party individual investors who purchased 60,000 and 625,000 shares of common stock, respectively, at a per share price of US$1.0 and US$0.8, for a total gross proceeds of US$60,000 and US$500,000, respectively. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose.

On September 29, 2017, the Company closed two private placements to two individual investors who purchased 552,486 shares of common stock at a per share price of US$1.81 with total gross proceeds of amount of US$1,000,000. One of the investors was the then Vice President of Finance of the Company. The net proceeds of the sale of the shares were used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action.

In December 2017, the Company sold an aggregate 200,000 registered shares of common stock at a purchase price of $3.50 per share to Long Yi, the Chief Financial Officer of the Company and Yang Jie, the then  VP of Finance of the Company pursuant to certain securities purchase agreement dated December 1, 2017. In connection with the purchase, Mr. Yi and Mr. Jie also receive warrants to purchase up to the number of shares of the Company’s common stock equal to 80,000 shares of common stock pursuant to the securities purchase agreement. The warrants have an exercise price of $4.20 per share. The warrants became exercisable on the date of issuance and shall expire five years from the date of issuance. The gross proceeds to the Company of approximately $700,000 and should be used for working capital and general corporate purpose.

The Company plans to continue to seek financial as well as strategic investors for additional financing to regain compliance of the NASDAQ continued listing requirement.

On April 11, 2018, the Company closed a private placement to two individual investors in China for a gross proceeds of US$500,000 at a per share price of US$0.77. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

●	Plan to acquire new business or assets

Although we have continued to use our best effort to improve our collection of loan receivable and interest receivable by engaging local law firms in China, it has been very difficult for us to collect from the borrowers. As such, the Company has been actively seeking strategic acquisition of business or assets to improve our liquidity. Since the termination of the Exchange Agreement with Sorghum in last December, we have evaluated a few potential acquisition targets. As of now, the Company plans to acquire certain second-hand luxury cars dealership business assets or other appropriate business deemed to be appropriate by the board of directors. As of the date of this Annual Report, the Company has not entered into any letter of intent or definitive agreement for such acquisition and there can be no assurance that we will be able to locate any target or negotiate definitive agreements with the.

Though management had plans to mitigate the conditions or events that raise substantial doubt, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statements issuance date, as there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the plan will have a material adverse effect on the Company’s business, results of operations and financial position, and will materially adversely affect its ability to continue as a going concern.

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

All significant inter-company accounts balances and transactions have been eliminated in consolidation.

(b)	Reportable segments

The Company operates in one reportable segment which is to provide financial services in the PRC domestic market, primarily in Wujiang City, Jiangsu Province and the Company’s chief operating decision-maker (“CODM”) assesses the Company’s financial performance and makes operating decision based on one single reportable segment. CODM has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for both the direct lending and guarantee business and the anticipated financial leasing business. For the years ended December 31, 2017 and 2016, there was no one customer that accounted for more than 10% of the Company’s revenue.

(c)	Cash

Cash consists cash on hand and cash at banks which are unrestricted as to withdrawal and use. The Company maintains accounts at banks and has not experienced any losses from such concentrations.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Restricted cash

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

(e)	Short-term investments

Short-term investments consist primarily of investments in fixed deposits with maturities between three months to one year and investments in money market funds or other investments whereby the Company has the intention to redeem within one year.  As of December 31, 2017, the short-term investments of $384,237 consisted primarily of investments in money market funds whereby we have intention to redeem within one year.

(f)	Notes receivable

The notes receivable were bank notes received from customers. The notes receivables were matured within 6 months with free-interest charges.

(g)	Loans receivable

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

(h)	Allowance for loan losses

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

(i)	Interest receivable

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

During the years ended December 31, 2017 and 2016, no interest was reversed as interests on aged loan receivables were reversed before the presented years.

(j)	Property and equipment

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(k)	Impairment of long-lived assets

The Company reviews its long-lived assets, including property and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.   The Company tests long-lived assets, including property and equipment and finite lived intangible assets, for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There were no impairment losses in the years ended December 31, 2017 and 2016.

(l)	Fair values of financial instruments

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

As of December 31, 2017 and 2016, financial instruments of the Company primarily comprise of cash, restricted cash, short-term investments, notes receivable, loan receivables, interest receivable, and deposits payable, due to a related party and other current liabilities which were carried at cost on the consolidated balance sheets, and carrying amounts approximated their fair values because of their generally short maturities.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. The PRC subsidiaries and VIEs maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

For financial reporting purposes, the financial statements of the Company prepared using RMB, are translated into the Company’s reporting currency, US$, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates, except for the change in accumulated deficit during the year which is the result of the income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

	December 31, 2017	December 31, 2016
Balance sheet items, except for equity accounts	6.5064	6.9448

	For the years ended December 31,
	2017	2016
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7570	6.6441

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

(n)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for loan losses; (ii) estimates of losses on unexpired loan contracts and guarantee service contracts; (iii) accrued expenses; (iv) useful lives of long-lived assets; (v) the impairment of long-lived assets; (vi) the valuation allowance of deferred tax assets; and (vii) contingencies and litigation.

(o)	Revenue recognition

Revenue is recognized when there are probable economic benefits to the Company and when the revenue can be measured reliably, on the following:

●	Interest income on loans. Interest on loan receivables is accrued monthly in accordance with their contractual terms and recorded in accrued interest receivable. The Company does not charge prepayment penalty from customers. Additionally, any previously accrued but uncollected interest is discontinued of accrual and reversed, when either (i) reasonable doubt exists as to the full, timely collection of interest or principal or (ii) when a loan becomes past due by more than 90 days.

●	Commission on guarantee service. The Company receives the commissions from guarantee services in full at inception and records as unearned income and are amortizing over the period of guarantee.

●	Income on direct financing lease. The financing agreements are classified as direct financing lease. Revenues representing the capitalized costs of the investment are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value, if any) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term pursuant to the agreements.

before it throughout as prescribed by the Financial Accounting Standards Board (“FASB Codification”) Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some exercise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

●	Non-interest income. Non-interest income mainly includes rental income from the sub-leasing of certain of the Company’s leased office space to third parties and income from disposal of property and equipment

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Financial guarantee service contract

Financial guarantee service contracts provide guarantee which protects the holder of a debt obligation against default. Pursuant to such guarantee, the Company makes payments if the obligor responsible for making payments fails to do so as scheduled.

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

	December 31, 2017	December 31, 2016
Guarantee	$11,627,013	$10,893,089

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

In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans. The Company reviews the provision on a quarterly basis. The allowance are detailed in following table:

	December 31, 2017	December 31, 2016
Allowance for immature financial guarantee services	$9,270,882	$6,005,608

Allowance for repayment on behalf of guarantee service customers losses	2,073,282	11,543,868
Allowance for repayment on behalf of a related party losses	-	98,000
Total allowance for repayment on behalf of guarantee customers losses	$2,073,282	$11,641,868

The Company recorded a provision of US$2,838,513 and a reversal of provision US$283,816 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the management charged off specific provision for 31 and 2 customers in the amount of US$10,440,156 and US$142,966, considering remote collectability from the customers.

(q)	Non-interest expenses

Non-interest expenses primarily consist of Legal and consulting expenses relating to acquisition, litigation and settlement cost for the shareholders’ lawsuit, changes in fair value of other noncurrent liabilities, salary and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, professional service fee, office supplies, etc.

The legal and consulting expenses relating to acquisition arose from failed transactions with Sorghum Investment Holdings Limited (“Sorghum”). The Company, on August 9, 2017, entered into Certain Share Exchange Agreement (“Exchange Agreement”) with the parent company of Sorghum. Pursuant to the terms of the Exchange Agreement, CCCR will acquire 100% of the outstanding shares of Sorghum through issuance of 152,587,000 of its common shares. The acquisition suspended on December 21, 2017.

(r)	Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Comprehensive loss

Comprehensive loss includes net loss and other comprehensive foreign currency adjustments income. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(t)	Share-based awards

We have various share-based awards pursuant to which the employees, consultants and directors of our company are granted share-based compensations.

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

The Company accounts for share-based compensation issued to nonemployees in accordance with the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 9618, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

(u)	Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

(v)	Commitments and contingencies

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

(w)	Recently issued accounting standards

In February 2018, the FASB issued ASU2018-02 to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company has currently evaluated the impact of the adoption of this guidance on its consolidated financial statements and does not expect that adopting this guidance will have material impacts on classifications of income taxes in its consolidated balance sheet.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for the Company in the first quarter of 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. The Company does not expect that adopting this guidance will have material impacts on presentation in its consolidated statements of cash is currently evaluating what impact the adoption of this update will have on our consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The Company does not expect that adopting this guidance will have material impacts on classifications in its consolidated statements of cash flows.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (CECL) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on loans, among other financial instruments, and may result in material changes to the Company’s credit reserves.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Current GAAP provides that excess tax benefits are recognized in additional paid-in capital whereas tax deficiencies are recognized either as an offset to accumulated excess tax benefit, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces tax payable. Excess tax benefits must be separate from other income tax cash flows and classified as a financing activity. Under this amendment, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they incur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and classified along with other income tax cash flows as an operating activity. The Company adopted this amendments in the first quarter of fiscal year 2017. The Company hasn’t recognized excess tax benefits in additional paid-in capital or tax deficiencies as an offset to accumulated excess tax benefit in the prior periods. No reclassification of excess tax benefits from additional paid-in capital to retained earnings with in the equity section of the consolidated balance sheet as of January 1, 2017 was required. The Company elected to continue its method of forfeitures in determining its stock-based compensation expense throughout the year. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Under the new guidance, equity investments are required to be measured at fair value with changes in fair value recognized in net income, except for investments that do not have readily determinable fair values. The new guidance also simplifies the impairment assessment and enhances the disclosure requirements of equity investments. The new guidance is effective for the Company for the year ending December 31, 2018. Early adoption is permitted only for certain provisions. The Company adopted the financial instrument guidance beginning January 1, 2018. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be classified as non-current in the statement of financial position. The provisions of ASU 2015-17 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted as of December 31, 2017. The adoption did not have a material effect on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which is effective January 1, 2018. The guidance clarifies that revenue from contracts with customers should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued an amendment (ASU 2016-08) to the new revenue recognition guidance clarifying how to determine if an entity is a principal or agent in a transaction. In April (ASU 2016-10), May (ASU 2016-12), and December (ASU 2016-20) of 2016, the FASB further amended the guidance to include performance obligation identification, licensing implementation, collectability assessment and other presentation and transition clarifications. The effective date and transition requirements for the amendments is the same as for ASU 2014-09. The Company adopted the revenue recognition guidance beginning January 1, 2018 using the modified retrospective method of adoption.

The Company has performed an assessment of revenue contracts and concluded that there will be no change to (1) the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606, which includes service fees on direct loans, (2) the presentation of revenue as gross versus net, or (3) the amount of capitalized contract costs upon adoption of Topic 606. Because there will be no change to the timing and pattern of revenue recognition, we believe there will be no material changes to the Company’s processes and internal controls. As part of our implementation process to date, we are evaluating new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company will make such disclosures in the first quarter of 2018.  Pursuant to ASC606-10-15-2, the interest income generated by the Company which is in industry of national commercial bank and commission generated from financial guarantee services are scoped out of ASC606.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, the Company had only one VIE.

The significant terms of the VIE Agreements are summarized in Note 1.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. WFOE is deemed to have a controlling financial interest and be the primary beneficiary of the entities mentioned in Note 1 above, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and
2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIEs

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Wujiang Luxiang and its ability to conduct its business may be materially and adversely affected.

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

The following financial statement amounts and balances of the VIE were included in the audited consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Total assets	$4,204,709	$19,609,945
Total liabilities	$10,818,223	$19,654,760

	For the years ended December 31,
	2017	2016
Revenue	$331,384	$1,239,194
Net (loss) income	$(6,322,174)	$905,618

All of the Company’s current revenue is generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in US$ or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017 and 2016, the Company held cash of US$2,498,194 and US$768,501, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of December 31, 2017 and 2016.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% % for the years ended December 31, 2017 and 2016, respectively.

6.1 Loans receivable consist of the following:

	December 31, 2017	December 31, 2016

Business loans	$21,267,838	$37,786,657
Personal loans	19,410,476	20,736,324
Total Loans receivable	40,678,314	58,522,981
Allowance for loan losses
Collectively assessed	(38,731)	(50,481,240)
Individually assessed	(36,574,662)	(1,226,822)
Allowance for loan losses	(36,613,393)	(51,708,062)
Loans receivable, net	$4,064,921	$6,814,919

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of December 31, 2017 and 2016, the Company had 37 and 70 business loan customers, and 34 and 41 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions. No allowance is made for loans subsequently received.

For the years ended December 31, 2017 and 2016, a provision of US$3,122,113 and a reversal of provision of US$426,475 were charged to the consolidated statements of operation, respectively. Write-offs of $21,011,593 and $11,519 against allowances have occurred for the year ended December 31, 2017 and 2016.

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016

Business loans	$17,394,729	$35,885,947
Personal loans	19,410,476	20,693,126
	$36,805,205	$56,579,073

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of December 31, 2017 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$676,257	$-	$-	$17,394,729	$18,070,986	$3,196,852	$21,267,838
Personal loans	-	-	-	19,410,476	19,410,476	-	19,410,476
	$676,257	$-	$-	$36,805,205	$37,481,462	$3,196,852	$40,678,314

The following table represents the aging of loans as of December 31, 2016 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$-	$10,992,518	$5,585,728	$19,307,701	$35,885,947	$1,900,710	$37,786,657
Personal loans	43,198	6,234,908	428,956	14,029,262	20,736,324	-	20,736,324
	$43,198	$17,227,426	$6,014,684	$33,336,963	$56,622,271	$1,900,710	$58,522,981

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2017 and 2016, respectively:

Five Categories	December 31, 2017%		December 31, 2016%

Pass	$3,873,110	9.5%	$1,900,710	3.2%
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	-	-	9,866,430	16.9%
Loss	36,805,204	90.5%	46,755,841	79.9%
Total	$40,678,314	100%	$58,522,981	100%

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2017:

	December 31, 2017
	Business Loans	Personal Loans	Total
Guarantee backed loans	$21,267,838	$18,559,007	$39,826,845
Collateral backed loans	-	851,469	851,469
	$21,267,838	$19,410,476	$40,678,314

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2016:

	December 31, 2016
	Business Loans	Personal Loans	Total
Guarantee backed loans	$35,557,758	$19,904,043	$55,461,801
Collateral backed loans	2,228,899	832,281	3,061,180
	$37,786,657	$20,736,324	$58,522,981

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of December 31, 2017 and 2016, guaranteed loans make up 97.9% and 94.8% of our direct loan portfolio, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the years ended December 31, 2017 and 2016:

	Business Loans	Personal Loans	Total
For the year ended December 31, 2017
Beginning balance	$32,356,953	$19,351,109	$51,708,062
Charged off	(18,661,585)	(2,350,008)	(21,011,593)
Recoveries	(936,548)	(486,559)	(1,423,107)
Provisions	3,128,910	1,416,310	4,545,220
Foreign exchange loss	1,545,730	1,249,081	2,794,811
Ending balance	17,433,460	19,179,933	36,613,393
Ending balance: individually evaluated for impairment	17,394,729	19,179,933	36,574,662
Ending balance: collectively evaluated for impairment	$38,731	$-	$38,731

	Business Loans	Personal Loans	Total
For the year ended December 31, 2016
Beginning balance	$35,083,738	$20,511,915	$55,595,653
Charge-offs	(11,519)	-	(11,519)
Recoveries	(676,315)	(162,204)	(838,519)
Provisions	230,580	347,602	578,182
Foreign exchange gain	(2,269,531)	(1,346,204)	(3,615,735)
Ending balance	32,356,953	19,351,109	51,708,062
Ending balance: individually evaluated for impairment	254,868	971,954	1,226,822
Ending balance: collectively evaluated for impairment	$32,102,085	$18,379,155	$50,481,240

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$3,873,110	$-	$-	$-	$17,394,728	$21,267,838
Personal loans	-	-	-	-	19,410,476	19,410,476
	$3,873,110	$-	$-	$-	$36,805,204	$40,678,314

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

Even though the Company allows a one-time loan extension with a period up to the original loan period, which is usually twelve months. Such extension is not considered to be a troubled debt restructuring because the Company does not grant a concession to borrowers. The principal of the loan remains the same and the interest rate is fixed at the current interest rate at the time of extension. Therefore, there were no troubled debt restructurings during the years ended December 31, 2017 and 2016, respectively.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

9.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS, NET

	December 31, 2017	December 31, 2016
Guarantee paid on behalf of guarantee service customers	$2,073,282	$11,642,755
Allowance for repayment on behalf of guarantee service customers losses	(2,073,282)	(11,543,868)
Guarantee paid on behalf of guarantee service customers, net	$-	$98,887

Guarantee paid on behalf of a related party	-	196,000
Allowance for repayment on behalf of a related party losses	-	(98,000)
Total	$-	$98,000

As of December 31, 2017 and 2016, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of thirty-one of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Guarantee paid on behalf of a related party represents payment made by the Company to banks on behalf of one and one of its related party customers. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

As of December 31, 2017 and 2016, the Company charged off allowance for repayment on behalf of customers for 31 and 2 customers in the amount of US$10,440,156 and US$142,966, considering remote collectability from the customers. The guarantee paid on behalf of customers were impaired when, based on current information and events, it is probable that the Company would be unable to collect the outstanding balance when due according to the contractual terms of guarantee agreements. Factors considered by management in determining impairment include impairment status, payment ability and intention of counter-guarantee and the probability of collecting scheduled principal and interest payments.

10.	OTHER ASSETS

Other assets as of December 31, 2017 and 2016 consisted of:

	December 31, 2017	December 31, 2016

Other prepaid expense	$3,037	$20,456
Deposit for court filing fees and legal fees, net of allowance of $247,027 and $nil as of December 31, 2017 and 2016, respectively.	-	235,871
Other receivables	6,021	44,997
	$9,058	$301,324

During the year ended December 31, 2017, the Company accrued allowance for deposit for court filing fees and legal fees of $247,027, as the management assessed the collection is remote.

11.	NET INVESTMENT IN DIRECT FINANCING LEASE

On September 25, 2014, PFL entered into a finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.73 million, with a lease term of 2 years. The lease bears an interest rate of 10.36% per annum.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11.	NET INVESTMENT IN DIRECT FINANCING LEASE (CONTINUED)

On October 13, 2014, PFL entered into another finance lease agreement for the leasing of manufacturing equipment with a total lease receivable of US$2.88 million, with a lease term of 3 years. The lease bears an interest rate of 11.11% per annum.

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	December 31, 2017	December 31, 2016

Within 1 year	$2,843,355	$3,599,831
2 years	-	-
3 years	-	-
Total minimum lease receipts	2,843,355	3,599,831
Less: amount representing interest	(306,347)	(287,009)
Present value of minimum lease receipts	$2,537,008	$3,312,822

Following is a summary of the components of the Company’s net investment in direct financing leases as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Total minimum lease payments to be received	$2,843,355	$3,599,831
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	2,843,355	3,599,831
Less Allowance for uncollectible	(2,537,008)	(2,441,663)
Net minimum lease payments receivable	306,347	1,158,168
Estimated residual value of leased property	-	-
Less: Unearned income	(306,347)	(287,009)
Net investment in direct financing lease	$-	$871,159

12.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	December 31, 2017	December 31, 2016
Furniture and fixtures	5	$22,210	$20,808
Electronic equipment	3	141,866	131,314
Leasehold improvement	3	-	159,662
Less: accumulated depreciation		(148,030)	(291,815)
Property and equipment, net		$16,046	$19,969

During the year ended December 31, 2017, the Company disposed of leasehold improvement of office with net book value of US$0 (original cost of US$170,419, accumulated depreciation of US$170,419).

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

Depreciation expense totaled US$6,714 and US$54,875 for the years ended December 31, 2017 and 2016, respectively.

13.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2017 and 2016 consisted of:

	December 31, 2017	December 31, 2016
		(restated)
Accrued payroll	$64,402	$37,575
Accrued office rental expenses	36,887	34,558
Other tax recoverable	(35,760)	(44,007)
Accrued provision for cash settlement against legal proceedings (Note 15)	-	245,000
Other payable	100,911	20,321
	$166,440	$293,447

15.	OTHER NONCURRENT LIABILITIES

	December 31, 2017	December 31, 2016
		(restated)
Accrued provision for share settlement against legal proceedings	$1,311,000	$1,045,000

	$1,311,000	$1,045,000

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation resolved the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members. The terms of the Stipulation were subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement.

As of December 31, 2016, the Company accounted for the cash settlement of $245,000 as a current liability and the share settlement of 950,000 shares in the amount of US$1,045,000 (at market value of $1.1 per share as of December 30, 2016) as a noncurrent liability. Accordingly the Company recorded expenses of $1,641,500 (at market value of $1.47 per share as of November 22, 2016 for 950,000 shares and cash settlement of $245,000) for the year ended December 31, 2016, under the account of “Litigation and settlement cost for the shareholders’ lawsuit”, and expenses of $351,500 under “Changes in fair value of noncurrent liabilities).

On June 1, 2017, following a final fairness hearing on May 30, 2017 regarding the proposed settlement, the Court entered a final judgment and order that: (i) dismisses with prejudice the claims asserted in the Securities Class Action against all named defendants in connection with the Securities Class Action, including the Company, and releases any claims that were or could have been asserted that arise from or relate to the facts alleged in the Securities Class Action, such that every member of the settlement class will be barred from asserting such claims in the future; and (ii) approves the payment of $245,000 in cash and the issuance of 950,000 shares of its common stock to members of the settlement class.

On July 28, 2017, the Court amended the order that 1) Attorney’s Fees, Litigation Expenses, and Incentive Awards be paid out of the Settlement Fund; and 2) Levi & Korsinsky be awarded attorney’s fees in the amount of $55,000 in cash and 237,500 shares (Plaintiff Attorney Fee Shares). Thus, cash to be paid to the class shall be $190,000 (“Class Settlement Cash”) and shares to be issued to the class shall be 712,500 (“Class Settlement Shares”).

On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

On or about January 19, 2018, the Company issued 712,500 shares common stocks as the share settlement of 950,000 shares. On April 10, 2018, the remaining 237,500 shares of common stocks was issued to Levi & Korsinsky. The $245,000 cash portion of the settlement has been paid in full. The $245,000 cash portion of the settlement has been paid in full.

As of December 31, 2017, the $245,000 cash portion of the settlement was paid in 2017 while the shares were yet to be issued. The Company accounted for the share settlement of 950,000 shares in the amount of US$1,311,000 (at market value of $1.38 per share on December 29, 2017) as noncurrent liability. Accordingly the Company recorded expenses of $266,000 for the years ended December 31, 2017 under the account of “Changes in fair value of noncurrent liabilities”.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

16.	OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2017 and 2016 consisted of:

	For the years ended
	December 31,
	2017	2016
Depreciation and amortization	$6,714	$59,208
Travel expenses	29,640	15,089
Entertainment expenses	16,146	16,370
Legal and consulting expenses	584,945	1,802,480
Car expenses	15,495	25,263
Bank charges	2,982	3,400
Audit-related expense	189,594	105,957
Other expenses	328,878	179,923
Total	$1,174,394	$2,207,690

17.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On May 11, 2017 and June 21, 2017, the Company closed two private placements to third party individual investors to issue 60,000 and 625,000 common shares, respectively, at a per share price of US$1.0 and US$0.8, in the total amount of US$60,000 and US$500,000, respectively. The shares shall be authorized for listing on the NASDAQ capital market before closing, and the net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

On September 29, 2017, the Company closed two private placements to two individual investors to issue 452,486 and 100,000 common shares, respectively, at a per share price of US$1.81, in the total amount of US$1,000,000. Among the two individuals, one of them is the Vice President of Finance of the Company (Note 19 (2)). The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action disclosed in Note 22(3).

During the year ended December 31, 2017, the Company issued an aggregation of 1,030,000 unregistered shares to 13 professional service providers for legal and consulting services provided to the Company. The common shares were issued as compensations for the services provided to the Company. The fair value of the services provided was in in the total amount of US$2,132,400, at a per share price at the market price of the issuance dates.

During the year ended December 31, 2017, the Company issued an aggregation of 345,750 unregistered shares to 6 managements for services provided to the Company. The fair value of the services provided was in in the total amount of US$709,980, at a per share price at the market price of the issuance dates.

As of December 31, 2017, there were 19,250,915 shares of Common Stock issued and outstanding.

Warrants

As of December 31, 2016, the Company had outstanding warrants to purchase 1,223,400 shares. During the year ended December 31, 2017, the outstanding warrants to purchase 1,223,400 shares expired.

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

As of December 31, 2017, the Company had outstanding warrants to purchase 193,370 shares.

Preferred Stocks

The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Stock”) and 5,000,000 shares are designated as Series B Convertible Preferred Stock (the “Series B Stock”).

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

17.	CAPITAL TRANSACTION (CONTINUED)

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

The discount on the Series A and B Stock was accounted for as a beneficial conversion feature upon conversion. The total amount of discount was $752,500, which was accounted for as a reduction to retained earnings and an offsetting increase to additional paid in capital in the Company’s financial statements.

18.	STATUTORY RESERVE

In accordance with the PRC Regulations on Enterprises with Foreign Investment and the articles of association of the Company’s PRC subsidiaries, a foreign-invested enterprise established in the PRC is required to provide statutory reserve, which is appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign-invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. The Company allocates 15% of its annual after-tax profit to the statutory reserve. The statutory reserve can only be used for specific purposes and are not distributable as cash dividends. WFOE was established as a foreign-invested enterprise and, therefore, is subject to the above mandated restrictions on distributable profits. For the years ended December 31, 2017 and 2016, the Company did not accrue the statutory reserve due to accumulated deficit.

19.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended
	December 31,
	2017	2016

Net loss attributable to the common shareholders	$(10,699,740)	$(2,580,136)

Basic weighted-average common shares outstanding	17,893,595	14,571,076
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	17,893,595	14,571,076

Loss per share:
Basic	$(0.598)	$(0.177)
Diluted	$(0.598)	$(0.177)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2017 and 2016. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

20.	INCOME TAXES

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestic enterprises and foreign invested enterprises (the “FIEs”) are subject to a uniform tax rate of 25%. A preferential income tax rate of 12.5% is provided to micro-credit companies that are located in Jiangsu Province. Thus, the Company’s loan business segment located in Jiangsu Province benefits from the preferential enterprise income tax rate of 12.5%. Under the PRC tax law, companies are required to make quarterly estimate payments based on 25% tax rate; companies that received preferential tax rates are also required to use a 25% tax rate for their installment tax payments. The overpayment, however, will not be refunded and can only be used to offset future tax liabilities.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits. As of December 31, 2017, the Company has carry forward net operating losses of US$75,418,163, which will begin to expire as of December 31, 2019. The Company recognized deferred tax assets of US$14,239,645 as of December 31, 2017. However, due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2017. The Company increased its valuation allowance on deferred tax assets by $3,021,938 from $11,217,707 as of December 31, 2016 to $14,239,645 as of December 31, 2017.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The principal components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2017	December 31, 2016

Allowance for guarantees	$2,543,166	$4,080,949
Net operating loss carryforwards	11,696,479	7,136,758
Valuation allowance	(14,239,645)	(11,217,707)
Deferred tax assets, net	-	-

The Company does not have any current and deferred tax expenses for the years ended December 31, 2017 and 2016.

The reconciliation between the effective income tax rate and the PRC statutory income tax rate is as follows:

	For the Years Ended
	December 31,
	2017	2016

PRC statutory tax rate	25.00%	25.00%
Effect of preferential income tax rate on loan business	-4.07%	3.88%
Impact of different income tax rates in other jurisdictions	3.75%	-38.18%
Other non-deductible expenses	-7.06%	-12.95%
Change in valuation allowances	-17.62%	22.25%
Net effective income tax rate	0.00%	0.00%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA” or the “Act”). The Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% and imposing a one-time mandatory tax on previously deferred foreign earnings.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

20.	INCOME TAXES (CONTINUED)

We have completed our determination of the accounting implications of the 2017 Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the new tax rate that is expected to be in effect at the time the tax deduction will be reported in the Company’s tax return. In addition, there is no impact to current or deferred taxes related to the one-time deemed repatriation, as our foreign subsidiaries do not have cumulative positive earnings and profits.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2017 and 2016 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

21.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Suzhou Rongshengda Investment Holding Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Wujiang Xiaocun Shengda Founding Investment Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Yang Jie	A significant shareholder and Vice President of Finance of the Company
Long Yi	Chief Finance Officer of the Company
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

During the year ended December 31, 2016, the Company made a loan of US$1,945,224 to Suzhou Rongshengda Investment Holding Co., Ltd., a company controlled by shareholders of Wujiang Luxiang. Due to the short-term borrowing, the Company did not charge any interest or fees. By December 31, 2017, the balance was collected.

During the year ended December 31, 2017, Wujiang Xiaocun Shengda Founding Investment Co., Ltd. paid operating expenses of $384,786 on behalf of the Company.

On September 29, 2017, the Company closed a private placement to Mr. Yang Jie to issue 452,486 common shares, at a per share price of US$1.81, in the total amount of US$819,000. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose, payment of the transactional expenses related to the acquisition of all the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum, and payments related to the securities class action and derivative action disclosed in Note 22(3).

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie and Mr. Long Yi to sell 150,000 and 50,000 shares of common stocks, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. The total amount was received as of December 31, 2017. As of the financial statements issuance date, the Company has issued 50,000 shares of common stocks to Long Yi. The shares of common stocks have not been issued to Jie Yang as of the financial statement issuance date.

3)	Related party balances

Amount due from related parties were as follows:

	December 31, 2017	December 31, 2016

Suzhou Rongshengda Investment Holding Co., Ltd.	$-	$469,418
Chunjia Textile	-	196,001
Huichun Qin	$1,075,864	$1,007,953

As of December 31, 2017, the Company provided financial guarantee service for Chunjia Textile to guarantee loans of US$209,207. The Company accrued recorded an allowance of US$209,207 and charged off all allowances on against the outstanding balance as of December 31, 2017.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

21.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Related party balances (continued)

Huichun Qin transferred $1,098,197 (equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of December 31, 2017, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of December 31, 2017 and 2016, respectively.  The management is making efforts to collect the outstanding balance from Huichun Qin’s family and was in the opinion that the collection is probable.

Amount due to related parties were as follows:

	December 31, 2017	December 31, 2016

Wujiang Xiaocun Shengda Founding Investment Co., Ltd.	$398,073	$-
Yang Jie	525,000	-
Long Yi	174,974	-

The balance due to Wujiang Xiaocun Shengda Founding Investment Co., Ltd. represented operating expenses paid by this related party on behalf of the Company. The balance was payable on demand and free of interest.

The balances due to Yang Jie and Long Yi mainly represented the amount advanced from the management cash received from them for purchase of shares and warrants in the private placements closed in 2018 as disclosed in Note 24(2). As of the financial statements issuance date, the Company has issued 50,000 shares of common stocks and 20,000 shares of warrants to Long Yi. The shares of common stocks and warrants have not been issued to Jie Yang as of the financial statement issuance date.

22.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. We leased certain office space in New York, NY where we paid a monthly rent of US$3,200 from September to December 2016 and a monthly rent of US$3,600 during 2018. The following table sets forth the Company’s contractual obligations as of December 31, 2017 in future periods:

Rental payments

Year ending December 31, 2018	$68,412
Year ending December 31, 2019	26,749
Total	$95,161

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of December 31, 2017 and 2016, the loan amount guaranteed by the Company was US$11,627,013 and US$10,893,089, respectively, for its financial guarantee service customers.

The Company is involved in various legal actions arising from providing financial guarantee services to defaulted guarantees. As of December 31, 2017, eight cases against the Company was finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $5.66 million. Additionally, six cases against the Company has not been adjudicated by the Company, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $4.99 million.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

22.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business to collect delinquent balances from borrowers and guarantees. As of December 31, 2017, 4 cases with an aggregated claim of US$2.3 million have not been finally adjudicated by the Court. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

a)	2014 Class Action litigation

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

On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolves the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members. The terms of the Stipulation were subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement. On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Annual Report, the Company is working with its counsel and the escrow agent to complete such cancelation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

22.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

b)	2015 Derivative action

On February 3, 2015, a purported shareholder KiramKodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned KiranKodali v. Huichun Qin, et al., Case No. 15-cv-806. The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy are the only defendants who have been served. An amended derivative complaint was filed on April 20, 2015.

On May 29, 2015, the Court “so ordered” a stipulation among Kodali, the Company and Mr. Levy staying all proceedings in the derivative case, except for service of process on individual defendants, until the earlier of thirty days of termination of the stipulation, dismissal of the class action with prejudice or the date any of the defendants in the class action file an answer to the CAC.

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered CCCR to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, CCCR and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. The parties are due to file a joint status report on May 21, 2018. On behalf of the Company and Mr. Levy, this firm is engaged in active settlement discussions with counsel for Kodali, but the parties have not entered into a settlement agreement.

c)	2017 Class action

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain a stockholder of the Company on behalf of himself and similarly situated stockholders of the Company CCC in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an the Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement).

On October 10, 2017, the Company filed Amendment No. 1 to its Preliminary Proxy Statement (the “Amended Preliminary Proxy”) with the U.S. Securities and Exchange Commission (the “Commission”) in response to the Commission’s September 8, 2017 comment letter (“Comment Letter”). After reviewing the Amended Preliminary Proxy, Plaintiff determined that the Company’s Amended Preliminary Proxy rendered the claims asserted in Plaintiff’s Complaint moot and/or otherwise unsuitable for further pursuit. On October 19, 2017, the Company and Plaintiff entered into a stipulation (“Stipulation”) wherein Plaintiff agreed to voluntarily dismiss his claims against the Company, and its directors, with prejudice. The Delaware Chancery Court granted the Stipulation on October 20, 2017, and entered an Order dismissing the Action with prejudice. In accordance with the Order, the Company will advise the Delaware Chancery Court within fifteen (15) days of the earlier of (a) the stockholder vote on the Exchange Agreement relating to the proposals, or (b) the termination of the Exchange Agreement, and whether the parties to the Action have reached an agreement with respect to Plaintiff’s anticipated request for fees and expenses. Currently, no compensation in any form has passed from the Company, or its directors, to Plaintiff or Plaintiff’s attorneys in the Action, and the Company has not made a promise to give any such compensation. On or about November 6, 2017, the Company filed Amendment No. 2 to its Preliminary Proxy Statement with the Commission in further response to the Comment Letter. On December 29, 2017, the Company received notice from Sorghum notifying the Company that the Exchange Agreement is terminated. The Company advised Plaintiff of the termination of the Exchange Agreement on January 9, 2018.

d)	2017 Arbitration with Sorghum

On December 21, 2017, the Company delivered notice (“Notice”) to Sorghum notifying Sorghum that certain recent actions of Sorghum constituted breaches of Sorghum’s covenants under the Exchange Agreement. Specifically, we believe that Sorghum is in breach of Section 6.9 (a) and Section 6.11 (b) of the Exchange Agreement which required Sorghum to use commercially reasonable efforts and to cooperate fully with the other parties to consummate the transactions contemplated by the Exchange Agreement and to make its directors, officers and employees available in connection with responding in a timely manner to SEC comments. According to the terms of the Exchange Agreement, the Company is entitled to terminate the Exchange Agreement if the breach is not cured within twenty (20) days after the Notice is provided to Sorghum.

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA, Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement. The Company and Sorghum’s counsels are currently having initial conferences with the Arbitrator Mentz. The Company intends to prosecute its claims vigorously.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

22.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

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

We have been advised that the Financial Industry Regulatory Authority (“FINRA”) (formerly, the NASD) is conducting a review of trading in the Company surrounding the December 27, 2017 Form 8-K filing report, that on December 21, 2017, the company notified Sorghum Investment Holdings, Ltd. that certain recent actions of Sorghum constitute a breach of Sorghum’s covenants under the Share Exchange Agreement dated August 9, 2017 (the “corporate disclosure”). We have been responding to FINRA’s request for information and intend to continue to cooperate in the investigation. Although we cannot, at this time, assess either the duration or the likely outcome or consequences of this investigation, FINRA has the authority to impose sanctions on our Company that could adversely affect its effectiveness in that capacity.

23.	CORRECTION OF ERROR

During the course of preparing the 2017 consolidated financial statements, certain errors to the previously issued 2016 consolidated financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with SEC on April 6, 2017, were discovered by management. The errors related to the accounting of the settlement shares agreed upon per the Stipulation (See Note 15). These settlement shares have not been issued until 2018. These settlement shares should be recorded in accordance ASC 450-20, Loss Contingencies, and as a result the share settlement should be also accounted for as a liability measured at market value of share price rather than accounting for contracts to be settled with the Company’s own equity. After the errors have been quantified, the previously-issued financial statements have been evaluated to determine whether they are materially misstated in accordance with guidance provided in SAB Topic 99 and the Company has concluded the previously-issued 2016 consolidated financial statements are not materially misstated and the errors will be corrected prospectively.  As a result, the Company made the corrections to the 2016 consolidated financial statements contained in this Form 10K.

The effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2016 are as follows:

	As at December 31, 2016
	As Previously
	Reported	Adjustments	As Restated
Other noncurrent liabilities	$273,447	$20,000	$293,000
Other noncurrent liabilities	-	1,045,000	1,045,000
Total Liabilities	7,357,812	1,065,000	8,422,812
Additional paid-in capital	63,124,040	(465,000)	62,659,040
Accumulated deficit	(70,234,656)	(600,000)	(70,834,656)
Total Shareholders’ (Deficit) Equity	$2,212,931	$(1,065,000)	$1,147,931

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive loss and earnings per share for the year ended December 31, 2016 are as follows:

	For The Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Litigation and settlement cost for the shareholders’ lawsuit	$(690,000)	$(951,500)	$(1,641,500)
Changes in fair value of other noncurrent liabilities	-	351,500	351,500
Total non-interest expense	(4,276,000)	(600,000)	(4,876,002)
Loss Before Income Taxes	(1,980,136)	(600,000)	(2,580,136)
Net Loss	(1,980,136)	(600,000)	(2,580,136)
Loss per Share- Basic and Diluted	(0.136)	(0.04)	(0.177)
Net Loss	(1,980,136)	(600,000)	(2,580,136)
Other comprehensive loss	$(2,147,501)	$(600,000)	$(2,747,501)

The effects of the restatement on the Company’s consolidated statements of changes in shareholders’ equity for the year ended December 31, 2016 are as follows:

	Additional Paid-in Capital as Reported	Additional Paid-in Capital as Restated	Accumulated deficit as Reported	Accumulated deficit as Restated	Total equity as reported	Total equity as Restated
Share settlement against legal proceedings	$465,000	$-	$-	$-	$465,000	$-
Net loss for the year	$-	$-	$(1,980,136)	$(2,580,136)	$(1,980,136)	$(2,580,136)
Balance as of December 31, 2016	$63,124,040	$62,659,040	$(70,234,656)	$(70,834,656)	$2,212,931	$1,147,931

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

23.	CORRECTION OF ERROR (CONTINUED)

The effects of the restatement on the Company’s consolidated statements of cash flows for the year ended for the year ended December 31, 2016 are as follows:

	For The Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,980,136)	$(600,000)	$(2,580,136)
Changes in fair value of other noncurrent liabilities	465,000	(816,500)	(351,500)

Changes in operating assets and liabilities:
Other current liabilities	$97,577	$20,000	$117,577
Other noncurrent liabilities	-	1,396,500	1,396,500

24.	SUBSEQUENT EVENT

1)	Charged-off loans

During the period from January 1, 2018 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of December 31, 2017 and was of the opinion that these balances were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

2)	Private placement with management

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie, a significant shareholder and Vice President of Finance of the Company and Mr. Long Yi, the Chief Financial Officer of the Company to sell 150,000 and 50,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. The net proceeds of the sale of the shares shall be used by the Company for general corporate purpose, to fund the transactional expenses related to the acquisition of all of the outstanding issued shares of Sorghum Investment Holding Limited (“Sorghum”) from certain shareholders of Sorghum; and settlement payment related to the securities class action and derivative action disclosed in Note 22(3).

In connection with the purchase of the shares, warrants to initially purchase 80,000 shares of common stock will be offered. Each warrant may be exercised at any time on or after the date of issuance until the fifth anniversary of the issuance of the warrants. Warrants to be offered to investors shall have an exercise price of $4.20 per share of common stock.

The total amount of private placement was advanced received as of December 31, 2017. As of the date of this report, the Company issued 50,000 shares of common stocks and related warrants to Mr. Long Yi with 150,000 shares of common stocks and related warrants unissued to Mr. Yang Jie.

3)	Issuance of common stocks

On or about January 19, 2018, the Company issued 712,500 shares common stocks as the share settlement of 950,000 shares as disclosed in Note 15. On April 10, 2018, the remaining 237,500 shares of common stocks were issued to Levi & Korsinsky. Besides the Company sold 649,350 shares of newly issued common stocks to certain individual investors in exchange of $500,000.

4)	Receipt of NASDAQ Deficiency Notice

On February 28, 2018, the company received a letter (the ” Notification Letter “) from The NASDAQ Stock Market LLC (” Nasdaq “) notifying the Company that it is not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS of $35 million. Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet a minimum MVLS exists if the deficiency continues for a period of 30 consecutive business days. Based upon Nasdaq’s review of the Company’s MVLS for the last 30 consecutive business days, the Company no longer meets the minimum MVLS requirement. The Nasdaq staff noted the Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). The Notification Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided 180 calendar days, or until August 27, 2018, to regain compliance with Nasdaq Listing Rule 5550(b)(2). The Company has been evaluating options available to regain compliance and to timely submit a plan to regain compliance. There can be no assurance that the Company’s plan will be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

INDEX TO EXHIBITS

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013
10.6	Form of Finance Agreement, dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China, incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K filed on April 4, 2016.
10.7	Employment Agreement between China Commercial Credit, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Commercial Credit, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 31, 2014
10.9	Employment Agreement between China Commercial Credit, Inc. and Mingjie Zhao incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 23, 2016
10.10	Employment Agreement between China Commercial Credit, Inc. and Alex Lau incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on February 20, 2018
10.11	Employment Agreement between China Commercial Credit, Inc. and Chenguang Kang incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 22, 2018
10.12	Stock Purchase Agreement dated May 26, 2016 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 2, 2016
10.13	Form of Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 7, 2017
10.14	Form of Warrant incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 29, 2017
10.15	Form of Securities Purchase Agreement incorporate by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on September 29, 2017
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of Marcum Bernstein & Pinchuk LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

71