Form 10-Q
period 2018-03-31
China Commercial Credit Inc
filed 2018-05-21
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2018, 22,236,579 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash	$2,265,145	$2,498,194
Restricted cash	10,205	9,841
Short-term investments	-	384,237
Notes receivable	15,922	147,547
Loans receivable, net of allowance for loan losses of $37,594,756 and $36,613,393 at March 31, 2018 and December 31, 2017, respectively	4,917,923	4,064,921
Investment in direct financing lease, net of allowance for direct financing lease losses of $2,628,176 and $2,537,008 at March 31, 2018 and December 31, 2017, respectively	-	-
Interest receivable	58,406	35,440
Property and equipment, net	14,712	16,046
Guarantee paid on behalf of guarantee service customers, net of allowance for repayment on behalf of guarantee service customers losses of $1,974,740 and $2,073,282 at March 31, 2018 and December 31, 2017, respectively	-	-
Guarantee paid on behalf of a related party, net of allowance for repayment on behalf of a related party losses of $nil and $nil at March 31, 2018 and December 31, 2017, respectively	-	-
Other assets	27,728	9,058
Total Assets	$7,310,041	$7,165,284

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Deposits payable	$270,670	$261,281
Accrual for financial guarantee services	9,884,388	9,270,882
Other current liabilities	94,725	166,440
Subscription for private placements	524,974	699,974
Due to a related party	382,123	398,073
Income tax payable	341,862	330,095
Other noncurrent liabilities	261,540	1,311,000
Total Liabilities	11,760,282	12,437,745

Shareholders’ Deficit
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 20,013,415 and 19,250,915 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	20,013	19,251
Subscription receivable	(1,062)	(1,062)
Additional paid-in capital	68,430,044	67,058,807
Statutory reserve	5,442,150	5,442,150
Due from a non-controlling shareholder	(1,114,525)	(1,075,864)
Accumulated deficit	(81,920,294)	(81,534,396)
Accumulated other comprehensive income	4,693,433	4,818,653
Total Shareholders’ Deficit	(4,450,241)	(5,272,461)
Total Liabilities and Shareholders’ Deficit	$7,310,041	$7,165,284

*	All of the VIEs’ assets can be used to settle obligations of their primary beneficiary. Liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets (Note 1).

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited) (restated)
Interest income
Interests and fees on loans and direct financing lease	$96,995	$106,674
Interests on deposits with banks	3,777	102
Total interest and fee income	100,772	106,776

Net interest income	100,772	106,776

Reversal of provision (Provision) for loan losses	330,282	(782,882)
Reversal of provision for direct financing lease losses	-	36,289
Net interest income (loss) after provision for loan losses and financing lease losses	431,054	(639,817)

Commissions and fees on financial guarantee services	-	2,843
(Provision) Reversal of provision for financial guarantee services	(104,391)	7,207
Commission and fee (loss) income on guarantee services, net	(104,391)	10,050

Net Revenue (Loss)	326,663	(629,767)

Non-interest expense
Salaries and employee surcharge	(153,792)	(379,923)
Rental expenses	(18,589)	(13,641)
Business taxes and surcharge	-	(1,845)
Changes in fair value of noncurrent liabilities	(147,540)	57,000
Other operating expenses	(392,205)	(259,806)
Total non-interest expense	(712,126)	(598,215)

Foreign exchange (loss) gain	(435)	(95)

Loss Before Income Taxes	(385,898)	(1,228,077)
Income tax expense	-	-
Net Loss	$(385,898)	$(1,228,077)

Loss per Share- Basic and Diluted	(0.019)	(0.074)

Weighted Average Shares Outstanding-Basic and Diluted	19,834,665	16,697,532

Net Loss	$(385,898)	$(1,228,077)
Other comprehensive loss
Foreign currency translation adjustment	(125,220)	21,615
Comprehensive Loss	$(511,118)	$(1,206,462)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited) (restated)
Cash Flows from Operating Activities:
Net loss	(385,898)	(1,228,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,889	1,646
(Reversal of provision) Provision for loan losses	(330,282)	782,882
Reversal of provision for direct financing lease losses	-	(36,289)
Provision (Reversal of provision) for financial guarantee services	104,391	(7,207)
Shares issued to executive officers and consultants	-	193,180
Changes in fair value of noncurrent liabilities	147,540	(57,000)
Income tax expenses	-	20,654
Deferred income tax expenses	-	(20,654)
Interest income arising from restricted cash	(10)	(33)
Changes in operating assets and liabilities:
Interest receivable	(21,428)	(20,398)
Other assets	(18,215)	11,272
Unearned income from guarantee services and finance lease services	-	(8,286)
Other current liabilities	(75,178)	5,229
Due to a related party	(31,455)	-
Net Cash Used in Operating Activities	(608,646)	(363,081)

Cash Flows from Investing Activities:
Originated loans disbursement to third parties	(1,635,683)	-
Loans collection from third parties	1,402,912	121,931
Collection from guarantees for loan paid on behalf of customers	172,544	7,258
Collection of principal of finance lease, in installments	-	72,578
Short-term loan collected from a related party	-	473,210
Short-term investments collected from financial institutions	393,193	-
Net Cash Provided by Investing Activities	332,966	674,977

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	42,631	371

Net (Decrease) Increase in Cash	(233,049)	312,167
Cash at Beginning of Period	2,498,194	768,501
Cash at End of Period	2,265,145	1,080,768

Supplemental Cash Flow Information
Cash paid for interest expense	-	-
Cash paid for income tax	-	-

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

On March 22, 2018, the Company set up HC High Summit Holding Limited (“HCHS”), a wholly owned subsidiary, in British Virgin Island (“BVI”). HCHS is authorized to issue 50,000 shares, at par value of $1.00 per share.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

INCORPORATION OF PFL

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of March 31, 2018, PFL had no continuous financial lease transactions.

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

The following includes conditions give rise to substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statements issuance date and management’s plans to mitigate these adverse conditions:

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$81,920,294 as of March 31, 2018. In addition, the Company had a negative net asset of US$4,450,241 as of March 31, 2018.  As of March 31, 2018, the Company had cash of US$2,265,145 and total liabilities other than accrual for financial guarantee services of $1,875,894. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the financial statement issuance date.

The Company is actively seeking other strategic partners with experience in lending business.

2)	Recurring operating loss

During the three months ended March 31, 2018, the Company incurred operating loss of US$385,898. Affected by the reduction of lending business and guarantee business, the management was in the opinion that recurring operating losses would be made continue within one year from the financial statements issuance date.

The Company continues to use its best effort to improve collection of loan receivable and interest receivable. Management engaged one PRC law firm to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the three months ended March 31, 2018, the Company incurred negative operating cash flow of US$608,646. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the financial statements issuance date.

Since January 1, 2018, the Company is making efforts to introduce new businesses to improve the operating cash flow of the Company.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	GOING CONCERN (CONTINUED)

●	Financial Support

The Company has been actively seeking strategic investors with experience in lending business as well as financial investors. Management had  invested in the Company during the year ended December 31, 2017 and will continue to invest in the Company during the year ended December 31, 2018, if necessary.

The Company plans to continue to seek financial as well as strategic investors for additional financing.

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

On April 28, 2018, the Company entered into certain securities purchase agreements (the “Initial SPAs”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 1,336,314 shares of its common stock (“Common Stock”), par value $0.001 per share, at a per share purchase price of $0.78. The net proceeds to the Company from the Initial SPAs Offering will be approximately $1,042,324. The Initial SPAs are part of the subscription the Company received in a private placement offering (the “Offering”) of its Common Stock at a per share purchase price of $0.78 up to an aggregate gross proceeds of three million dollars ($3,000,000) to “non-U.S. Persons” as defined in Regulation S. The Offering shall be on a rolling basis until June 30, 2018 unless the Company extends for an additional 30 days at its sole discretion. The net proceeds of the Offering shall be used by the Company in connection with the Company’s planned operation (the “Planned Business”) of certain used luxurious car leasing or other related business as approved by the board of directors of the Company.  On May 10, 2018, the Company issued the 1,336,314 shares of Common Stock to the Purchasers since all the closing conditions of the Initial SPAs have been satisfied when the Company obtained required license to carry out the used luscious car leasing business.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The unaudited condensed interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed interim financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 16, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of March 31, 2018, its unaudited condensed results of operations for the three months ended March 31, 2018 and 2017, and its unaudited condensed cash flows for the three months ended March 31, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Recently adopted accounting standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”)

Effective January 1, 2018, the Company adopted Topic 606 using modified retrospective approach applied its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605 “Revenue Recognition”.

We recognize revenue when control of the promised services is transferred to our traders and offering agents. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to our loan customers. During the three months ended March 31, 2018, the Company did not generate service fees from direct loan customers.

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

During the three months ended March 31, 2018 and 2017, no interest was reversed as interests on aged loan receivables were reversed before the presented periods.

(d)	Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Use of estimates

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

For financial reporting purposes, the financial statements of the Company prepared using RMB, are translated into the Company’s reporting currency, US$, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates, except for the change in accumulated deficit during the year which is the result of the income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ deficit.

	March 31, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.2807	6.5064

	For the three months ended March 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3582	6.8891

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

(g)	Financial guarantee service contract

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments representing credit risk are as follows:

	March 31, 2018	December 31, 2017
Guarantee	$12,044,836	$11,627,013

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Financial guarantee service contract (continued)

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

In addition, the Company accrued specific provisions for repayment on behalf of guarantee customers who defaulted on their loans. The Company reviews the provision on a quarterly basis. The allowance are detailed in following table:

	March 31, 2018	December 31, 2017
Allowance for immature financial guarantee services	$9,884,388	$9,270,882

Allowance for repayment on behalf of guarantee service customers losses	1,974,740	2,073,282
Total allowance for repayment on behalf of guarantee customers losses	$1,974,740	$2,073,282

The Company recorded a provision of US$104,391 and a reversal of provision US$7,207 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the management charged off specific provision for 31 and 31 customers in the amount of US$10,815,328 and US$10,440,156, considering remote collectability from the customers.

(h)	Non-interest expenses

Non-interest expenses primarily consist of changes in fair value of other noncurrent liabilities, salaries and benefits for employees, traveling cost, entertainment expenses, depreciation of equipment, office rental expenses, legal and consulting expenses, office supplies, etc.

(i)	Income taxes

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Comprehensive loss

Comprehensive loss includes net loss and other comprehensive foreign currency adjustments income. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(k)	Share-based awards

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

(l)	Operating leases

The Company leases its principal office under a lease agreement that qualifies as an operating lease. The Company records the rental under the lease agreement in the operating expense when incurred.

(m)	Commitments and contingencies

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

As of March 31, 2018, the Company had only one VIE.

The following financial statement amounts and balances of the VIE were included in the audited consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
	(unaudited)
Total assets	$5,060,870	$4,204,709
Total liabilities	$11,736,515	$10,818,223

	For the three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$97,020	$69,145
Net loss	$173,388	$706,530

5.	RISKS

(a)	Credit risk

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

As of March 31, 2018 and December 31, 2017, the Company held cash of US$2,265,145 and US$2,498,194, respectively, that is uninsured by the government authority.

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

No customer accounted for more than 10% of total loan balance as of March 31, 2018 and December 31, 2017.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	LOANS RECEIVABLE, NET

The interest rates on loan issued ranged between 9.6%~ 19.44% and 9.6%~ 19.44% for the three months ended March 31, 2018 and 2017, respectively.

6.1 Loans receivable consist of the following:

	March 31, 2018	December 31, 2017
	(unaudited)

Business loans	$22,716,745	$21,267,838
Personal loans	19,795,934	19,410,476
Total Loans receivable	42,512,679	40,678,314
Allowance for loan losses
Collectively assessed	(49,676)	(38,731)
Individually assessed	(37,545,080)	(36,574,662)
Allowance for loan losses	(37,594,756)	(36,613,393)
Loans receivable, net	$4,917,923	$4,064,921

The Company originates loans to customers located primarily in Wujiang City, Jiangsu Province. This geographic concentration of credit exposes the Company to a higher degree of risk associated with this economic region.

All loans are short-term loans that the Company has made to either business or individual customers. As of March 31, 2018 and December 31, 2017, the Company had 37 and 37 business loan customers, and 33 and 34 personal loan customers, respectively. Most loans are either guaranteed by a third party whose financial strength is assessed by the Company to be sufficient or secured by collateral. Allowance on loan losses are estimated loan by loan on a quarterly basis based on an assessment of specific evidence indicating doubtful collection, historical experience, loan balance aging and prevailing economic conditions. No allowance is made for loans subsequently received.

For the three months ended March 31, 2018 and 2017, a reversal of provision of US$330,282  and a provision of US$782,882 were charged to the unaudited condensed consolidated statements of operation, respectively. No write-offs against allowances have occurred for the three months ended March 31, 2018 and 2017.

The following table presents nonaccrual loans with aging over 90 days by classes of loan portfolio as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	(unaudited)

Business loans	$17,749,146	$17,394,729
Personal loans	19,795,934	19,410,476
	$37,545,080	$36,805,205

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	LOANS RECEIVABLE, NET (CONTINUED)

The following table represents the aging of loans as of March 31, 2018 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Business loans	$-	$-	$-	$17,749,146	$17,749,146	$4,967,599	$22,716,745
Personal loans	-	-	-	19,795,934	19,795,934	-	19,795,934
	$-	$-	$-	$37,545,080	$37,545,080	$4,967,599	$42,512,679

The following table represents the aging of loans as of December 31, 2017 by type of loan:

	1-89 Days Past Due	90 - 179 Days Past Due	180 - 365 Days Past Due	Over 1 year Past Due	Total Past Due	Current	Total Loans

Business loans	$676,257	$-	$-	$17,394,729	$18,070,986	$3,196,852	$21,267,838
Personal loans	-	-	-	19,410,476	19,410,476	-	19,410,476
	$676,257	$-	$-	$36,805,205	$37,481,462	$3,196,852	$40,678,314

6.2 Analysis of loans by credit quality indicator

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2018 and December 31, 2017, respectively:

Five Categories	March 31, 2018%		December 31, 2017%
	(unaudited)

Pass	$4,967,599	11.7%	$3,873,110	9.5%
Special mention	-	-	-	-
Substandard	-	-	-	-
Doubtful	-	-	-	-%
Loss	37,545,080	88.3%	36,805,204	90.5%
Total	$42,512,679	100%	$40,678,314	100%

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	LOANS RECEIVABLE, NET (CONTINUED)

6.3 Analysis of loans by collateral

The following table summarizes the Company’s loan portfolio by collateral as of March 31, 2018:

	March 31, 2018
	Business Loans	Personal Loans	Total
	(unaudited)	(unaudited)	(unaudited)
Guarantee backed loans	$22,716,745	$18,953,671	$41,670,416
Collateral backed loans	-	842,263	842,263
	$22,716,745	$19,795,934	$42,512,679

The following table summarizes the Company’s loan portfolio by collateral as of December 31, 2017:

	December 31, 2017
	Business Loans	Personal Loans	Total
Guarantee backed loans	$21,267,838	$18,559,007	$39,826,845
Collateral backed loans	-	851,469	851,469
	$21,267,838	$19,410,476	$40,678,314

Guarantee Backed Loans

A guaranteed loan is a loan guaranteed by a third party who is usually a corporation or high net worth individual. As of March 31, 2018 and December 31, 2017, guaranteed loans make up 98.0% and 97.9% of our direct loan portfolio, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The following tables present the activity in the allowance for loan losses and related recorded investment in loans receivable by classes of the loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2018 and 2017:

	Business Loans	Personal Loans	Total
	(unaudited)	(unaudited)	(unaudited)
For the three months ended March 31, 2018
Beginning balance	$17,433,460	$19,179,933	$36,613,393
Charged off	-	-	-
Recoveries	(267,371)	(72,348)	(339,719)
Provisions	9,437	-	9,437
Foreign exchange loss	623,296	688,349	1,311,645
Ending balance	17,798,822	19,795,934	37,594,756
Ending balance: individually evaluated for impairment	17,749,146	19,795,934	37,545,080
Ending balance: collectively evaluated for impairment	$49,676	$-	$49,676

	Business Loans	Personal Loans	Total
For the three months ended March 31, 2017
Beginning balance	$32,356,953	$19,351,109	$51,708,062
Charge-offs	-	-	-
Recoveries	(57,337)	-	(57,337)
Provisions	143,468	696,751	840,219
Foreign exchange loss	251,720	150,351	402,071
Ending balance	32,694,804	20,198,211	52,893,015
Ending balance: individually evaluated for impairment	1,120,277	1,969,191	3,089,468
Ending balance: collectively evaluated for impairment	$31,574,527	$18,229,020	$49,803,547

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

7.	ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of March 31, 2018:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Business loans	$4,967,599	$-	$-	$-	$17,749,146	$22,716,745
Personal loans	-	-	-	-	19,795,934	19,795,934
	$4,967,599	$-	$-	$-	$37,545,080	$42,512,679

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful and loss within the Company’s internal risk rating system as of December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Business loans	$3,873,110	$-	$-	$-	$17,394,728	$21,267,838
Personal loans	-	-	-	-	19,410,476	19,410,476
	$3,873,110	$-	$-	$-	$36,805,204	$40,678,314

8.	GUARANTEE PAID ON BEHALF OF GUARANTEE CUSTOMERS, NET

	March 31, 2018	December 31, 2017
	(unaudited)
Guarantee paid on behalf of guarantee service customers	$1,974,740	$2,073,282
Allowance for repayment on behalf of guarantee service customers losses	(1,974,740)	(2,073,282)
Guarantee paid on behalf of guarantee service customers, net	$-	$-

As of March 31, 2018 and December 31, 2017, guarantee paid on behalf of guarantee service customers represents payment made by the Company to banks on behalf of six of its third-party guarantee service customers who defaulted on their loan repayments to the banks. Management performs an evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss history, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

As of March 31, 2018 and December 31, 2017, the Company charged off allowance for repayment on behalf of customers for 31 and 31 customers in the amount of US$10,815,328 and US$10,440,156, considering remote collectability from the customers. The guarantee paid on behalf of customers were impaired when, based on current information and events, it is probable that the Company would be unable to collect the outstanding balance when due according to the contractual terms of guarantee agreements. Factors considered by management in determining impairment include impairment status, payment ability and intention of counter-guarantee and the probability of collecting scheduled principal and interest payments.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Future minimum lease receipts under non-cancellable finance lease arrangements are as follows:

	March 31, 2018	December 31, 2017
	(unaudited)

Within 1 year	$2,945,532	$2,843,355
2 years	-	-
3 years	-	-
Total minimum lease receipts	2,945,532	2,843,355
Less: amount representing interest	(317,355)	(306,347)
Present value of minimum lease receipts	$2,628,177	$2,537,008

Following is a summary of the components of the Company’s net investment in direct financing leases as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(unaudited)

Total minimum lease payments to be received	$2,945,532	$2,843,355
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	2,945,532	2,843,355
Less Allowance for uncollectible	(2,628,177)	(2,537,008)
Net minimum lease payments receivable	317,355	306,347
Estimated residual value of leased property	-	-
Less: Unearned income	(317,355)	(306,347)
Net investment in direct financing lease	$-	$-

10.	PROPERTY AND EQUIPMENT

The Company’s property and equipment used to conduct day-to-day business are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with 5% salvage value below:

Property and equipment consist of the following:

	Useful Life (years)	March 31, 2018	December 31, 2017
		(unaudited)
Furniture and fixtures	5	$23,009	$22,210
Electronic equipment	3	146,964	141,866
Less: accumulated depreciation		(155,261)	(148,030)
Property and equipment, net		$14,712	$16,046

Depreciation expense totaled US$1,889 and US$1,646 for the three months ended March 31, 2018 and 2017, respectively.

11.	DEPOSITS PAYABLE

Deposits payable are security deposits required from customers in order to obtain loans and guarantees from the Company. The deposits are refundable to the customers when the customers fulfill their obligations under loan and guarantee contracts.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

12.	OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2018 and December 31, 2017 consisted of:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued payroll	$65,927	$64,402
Accrued office rental expenses	28,659	36,887
Other tax recoverable	(41,808)	(35,760)
Other payable	41,947	100,911
	$94,725	$166,440

13.	OTHER NONCURRENT LIABILITIES

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued provision for share settlement against legal proceedings	$261,540	$1,311,000

	$261,540	$1,311,000

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

As of March 31, 2018, the $245,000 cash portion of the settlement has been paid in full and 712,500 Class Settlement Shares were issued.

On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

As of March 31, 2018, the Company accounted for the unissued share settlement of 237,500 shares in the amount of US$261,540  (at market value of $1.10 per share on March 29, 2018) as noncurrent liability. Accordingly the Company recorded expenses of $147,540 for the three months ended March 31, 2018 under the account of “Changes in fair value of noncurrent liabilities”.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

14.	OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2018 and 2017 consisted of:

	For the three months ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Depreciation and amortization	$1,889	$1,646
Travel expenses	31,770	11
Entertainment expenses	2,630	1,941
Legal and consulting expenses	215,430	117,477
Car expenses	6,917	4,456
Bank charges	1,068	990
Audit-related expense	20,600	71,781
Allowance for other receivable	30,157	-
Other expenses	81,744	61,504
Total	$392,205	$259,806

15.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie, a significant shareholder and Vice President of Finance of the Company and Mr. Long Yi, the Chief Financial Officer of the Company to sell 150,000 and 50,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. On February 20, 2018, the Company issued 50,000 shares of common stocks and warrants to purchase 20,000 shares of common stocks at $4.20 to Mr. Long Yi. As of March 31, 2018, the 150,000 shares of common stocks and related warrants unissued to Mr. Yang Jie.

On January 19, 2018, the Company issued 712,500 shares common stocks as the share settlement of 950,000 shares as disclosed in Note 13.

As of March 31, 2018, there were 20,013,415 shares of Common Stock issued and outstanding.

Warrants

As of December 31, 2017, the Company had outstanding warrants to purchase 193,370 shares.

On February 20, 2018, the Company issued warrants to purchase 20,000 shares to Mr. Long Yi, as part of the private placements mentioned above. The warrant has an exercise price of $4.2 per share and is exercisable on the date of issuance and expire five years from the date of issuance. The fair value of the warrants aggregated $11,073, estimated by using the Black-Scholes valuation model.

As of March 31, 2018, the Company had outstanding warrants to purchase 213,370 shares.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

16.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended
	March 31,
	2018	2017

Net loss attributable to the common shareholders	$(385,898)	$(1,228,077)

Basic weighted-average common shares outstanding	19,834,665	16,697,532
Effect of dilutive securities	-	-
Diluted weighted-average common shares outstanding	19,834,665	16,697,532

Loss per share:
Basic	$(0.019)	$(0.074)
Diluted	$(0.019)	$(0.074)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three months ended March 31, 2018 and 2017. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

17.	INCOME TAXES

Effective January 1, 2008, the New Taxation Law of PRC stipulates that domestic enterprises and foreign invested enterprises (the “FIEs”) are subject to an uniform tax rate of 25%. A preferential income tax rate of 12.5% is provided to micro-credit companies that are located in Jiangsu Province. Thus, the Company’s loan business segment located in Jiangsu Province benefits from the preferential enterprise income tax rate of 12.5%. Under the PRC tax law, companies are required to make quarterly estimate payments based on 25% tax rate; companies that received preferential tax rates are also required to use a 25% tax rate for their installment tax payments. The overpayment, however, will not be refunded and can only be used to offset future tax liabilities.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits. As of March 31, 2018, the Company has carry forward net operating losses of US$78,570,841, which will begin to expire as of December 31, 2019. The Company recognized deferred tax assets of US$14,837,696 as of March 31, 2018. However, due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2018. The Company increased its valuation allowance on deferred tax assets by $ 598,051 from $14,239,645 as of December 31, 2017 to $14,837,696 as of March 31, 2018.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The principal components of the Company’s deferred tax assets and liabilities were as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)

Allowance for guarantees	$2,639,101	$2,543,166
Net operating loss carryforwards	12,198,595	11,696,479
Valuation allowance	(14,837,696)	(14,239,645)
Deferred tax assets, net	-	-

The Company does not have any current and deferred tax expenses for the three months ended March 31, 2018 and 2017.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

17.	INCOME TAXES (CONTINUED)

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2018 and December 31, 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

18.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Wujiang Chunjia Textile Trading Co., Ltd (“Chunjia Textile”)	Controlled by Huichun Qin
Wujiang Xiaocun Shengda Founding Investment Co., Ltd.	Controlled by shareholders of Wujiang Luxiang
Yang Jie	A significant shareholder and Vice President of Finance of the Company
Long Yi	Chief Finance Officer of the Company
Huichun Qin	Non-controlling shareholder and former CEO and chairman of board of directors

2)	Related party transactions

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie and Mr. Long Yi to sell 150,000 and 50,000 shares of common stocks, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. The total amount was received as of March 31, 2018. As of March 31, 2018, the Company has issued 50,000 shares of common stocks to Mr. Long Yi. The shares of common stocks have not been issued to Mr. Yang Jie as of the financial statement issuance date.

3)	Related party balances

Amount due from related parties were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Huichun Qin	$1,114,525	$1,075,864

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

18.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Related party balances (continued)

Huichun Qin transferred $1,098,197 (equivalent of RMB 7 million) to his personal account without proper authorization on July 2, 2014. As of March 31, 2018, Huichun Qin has not repaid the balance. The amount was recorded as a deduction of the Company’s equity as of March 31, 2018 and December 31, 2017, respectively.  The management is making efforts to collect the outstanding balance from Huichun Qin’s family and was in the opinion that the collection is probable.

Amount due to related parties were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Wujiang Xiaocun Shengda Founding Investment Co., Ltd.	$382,123	$398,073
Yang Jie	524,974	525,000
Long Yi	-	174,974

The balance due to Wujiang Xiaocun Shengda Founding Investment Co., Ltd. represented operating expenses paid by this related party on behalf of the Company. The balance was payable on demand and free of interest.

The balances due to Mr. Yang Jie and Mr. Long Yi mainly represented the amount advanced from the management for purchase of shares and warrants in the private placements closed in 2018. As of March 31, 2018, the Company has issued 50,000 shares of common stocks and 20,000 shares of warrants to Mr. Long Yi. The shares of common stocks and warrants have not been issued to Mr. Yang Jie as of the financial statement issuance date.

19.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended December 31, 2016, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. As a result, in January 2017, the Company terminated the lease agreement for its former principal office which agreement was to expire on May 31, 2021. No default penalty was paid for the earlier termination. We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 during 2018. The following table sets forth the Company’s contractual obligations as of March 31, 2018 in future periods:

Rental payments

Year ending March 31, 2019	$58,916
Year ending March 31, 2020	20,783
Total	$79,699

2)	Guarantee Commitments

The guarantees will terminate upon payment and/or cancellation of the obligation; however, payments by the Company would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. Generally, the average guarantee expiration terms ranged within 12 to 24 months and the average percentage of the guarantee amount as security deposit is 10% ~ 20%. As of March 31, 2018 and December 31, 2017, the loan amount guaranteed by the Company was US$12,044,836 and US$11,627,013, respectively, for its financial guarantee service customers.

The Company is involved in various legal actions arising from providing financial guarantee services to defaulted guarantees. As of March 31, 2018, eleven cases against the Company was finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $6.91 million. Additionally, three cases against the Company has not been adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $2.97 million.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

19.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of its business to collect delinquent balances from borrowers and guarantees. As of March 31, 2018, 4 cases with an aggregated claim of US$2.3 million have not been finally adjudicated by the Court. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss.

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

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares   and return them to authorized shares. As of the date of this Quarterly Report, the Company is working with its counsel and the escrow agent to complete such cancelation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

19.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

b)	2015 Derivative action

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

19.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

3)	Contingencies (continued)

d)	2017 Arbitration with Sorghum (continued)

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. On December 21, 2017, prior to filing the Arbitration Demand, the Company provided Sorghum with formal notice of its breaches to the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On March 14, 2018, the AAA initially appointed a single arbitrator to the matter subject to the parties’ approval. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals are due May 31, 2018. The Company intends to prosecute its claims and defend against Sorghum’s counterclaim vigorously.

e)	Claim Against Former CEO

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

f)	FINRA investigation

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

20.	CORRECTION OF ERROR

During the course of preparing the 2017 consolidated financial statements, certain errors to the previously issued unaudited condensed consolidated financial statements appearing in the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed with SEC on May 18, 2017, were discovered by management. The errors related to the accounting of the settlement shares agreed upon per the Stipulation (See Note 13). These settlement shares have not been issued until January 19, 2018 and April 10, 2018, respectively. These settlement shares should be recorded in accordance ASC 450-20, Loss Contingencies, and as a result the share settlement should be also accounted for as a liability measured at market value of share price rather than accounting for contracts to be settled with the Company’s own equity. After the errors have been quantified, the previously-issued financial statements have been evaluated to determine whether they are materially misstated in accordance with guidance provided in SAB Topic 99 and the Company has concluded the previously-issued 2016 consolidated financial statements are not materially misstated and the errors will be corrected prospectively.  As a result, the Company made the corrections to the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and condensed consolidated statements of cash flows for the three months ended March 31, 2017 contained in this Form 10-Q.

The effects of the restatement on the Company’s condensed consolidated statements of operations and comprehensive loss and earnings per share for the three months ended March 31, 2017 are as follows:

	For The Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated

Changes in fair value of other noncurrent liabilities	-	57,000	57,000
Total non-interest expense	(655,215)	57,000	(598,215)
Loss Before Income Taxes	(1,285,077)	57,000	(1,228,077)
Net Loss	(1,285,077)	57,000	(1,228,077)
Loss per Share- Basic and Diluted	(0.077)	0.003	(0.074)
Net Loss	(1,285,077)	57,000	(1,228,077)
Comprehensive loss	$(1,263,462)	$57,000	$(1,206,462)
26

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

20.	CORRECTION OF ERROR (CONTINUED)

The effects of the restatement on the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2017 are as follows:

	For The Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Net loss	$(1,285,077)	$57,000	$(1,228,077)
Changes in fair value of other noncurrent liabilities	-	(57,000)	(57,000)

21.	RECEIPT OF NASDAQ DEFICIENCY NOTICE

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

22.	SUBSEQUENT EVENT

1)	Charged-off loans

During the period from April 1, 2018 to the date of this report, the Company assessed the charged-off loan and guarantee balances recorded as of March 31, 2018 and was of the opinion that charged off loan balance of US$22,605,017 and charged off guarantee balance of US$10,815,328 were uncollectible. In addition, the Company assessed the remaining balances of loan receivable and financial guarantee and was of the opinion that it was not necessary to charge-off these balances.

2)	Issuance of common stocks

On April 10, 2018, the Company issued the remaining 237,500 shares of common stocks as the share settlement of 950,000 shares as disclosed in Note 13 to Levi & Korsinsky.  Besides the Company sold 649,350 shares of newly issued common stocks to certain individual investors in exchange of $500,000.

3)	Entry into Material Definitive Agreements

On April 28, 2018, the Company entered into certain securities purchase agreements (the “Initial SPAs”) with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended pursuant to which the Company agreed to sell 1,336,314 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.78. The net proceeds to the Company from the Initial SPAs Offering will be approximately $1,042,324.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

22.	SUBSEQUENT EVENT (CONTINUED)

4)	Execution of Agreements by and among WFOE, Beijing Youjiao and its shareholders

On May 10, 2018, the Company through the WFOE, entered into a series of Agreements with Beijing Youjiao Technology Limited (“Beijing Youjiao”) and Aizhen Li, the sole shareholder of Beijing Youjiao.

5)	Establishment of Beijing WFOE and Execution Agreements by and among Beijing WFOE, Beijing Kunlun and its shareholders

On April 16, 2018, HCHS set up HC High Summit Limited (“HCHS HK”), a wholly owned subsidiary, in Hong Kong. On April 17, 2018, the Company, through its subsidiary, established Tianxing Haoche Technology (Beijing) Co. Ltd. (“Beijing WFOE”). On May 17, 2018, Beijing WFOE entered into a series of agreements (“Kunlun VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd. (“Kunlun”) and Shun Li and Jialin Cui, the shareholders of Beijing Kunlun.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a financial services firm operating in China. Our current operations are mainly conducted through Wujiang Luxiang, a fully licensed microcredit company which we control through our subsidiaries and certain contractual arrangements, and consist of providing short-term direct loans and loan guarantees to small and medium enterprises (“SME”s) located in Wujiang City, Jiangsu Province of China. As of March 31, 2018, we have built a US$42.5 million portfolio of direct loans to 70 borrowers and a total of US$12.0 million in loan guarantees for 14 borrowers. Additionally, we accrued allowance for loan losses of $37.6 million and allowance for financial guarantee services of $9.9 million. We were established under the 2008 Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People’s Bank of China (“PBOC”) (No.23) (“Circular No. 23”) to extend short term loans and loan guarantees to SMEs, a class of borrowers that we believe have been underserved in the Chinese lending market. The loans that we provide bridge the gap between Chinese-state run banks that have not traditionally served the capital needs of SMEs and high interest rate “underground” lenders, and our loans provide capital at more favorable terms and sustainable interest rates.

Due to the fact that the rate of fees and commissions generated from the guarantee business has been decreasing, the Company has decided that the revenue does not justify the default risks involved. Therefore, the Company expects to further reduce the traditional guarantee business and hold off on pursuing the guarantee business to be provided via the Kaixindai Financing Services Jiangsu Co. Ltd (“Kaixindai”) platform as previously planned. Management may actively resume the guarantee business if economic conditions improve in the future.

On September 5, 2013, our wholly owned subsidiary, CCC International Investment Holding Ltd. (“CCC HK”), established Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”) in Jiangsu Province, China. PFL was expected to offer financial leasing of machinery and equipment, transportation vehicles, and medical devices to municipal government agencies, hospitals and SMEs in Jiangsu Province and beyond. As of the date of this report, PFL entered into two financial leasing agreements for an aggregate lease receivable of US$5.61 million (one with a monthly principle and interest income approximating US$81,600 for the period during November 13, 2014 to May 12, 2015, and approximating US$80,000 for the period from May 13, 2015 and thereafter. The other financial leasing agreement, with a quarterly principle and interest income approximating US$342,800, did not provide continuous financial leasing services. We do not currently have further funds to deploy in the financial leasing business.

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

Results of Operations

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

	For the Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(unaudited)	(unaudited) (restated)
Interest income
Interests and fees on loans and direct financing lease	$96,995	$106,674	(9,679)	-9%
Interests on deposits with banks	3,777	102	3,675	3603%
Total interest and fee income	100,772	106,776	(6,004)	-6%

Interest expense
Interest expense on short-term bank loans	-	-	-	0%
Net interest income	100,772	106,776	(6,004)	-6%

Reversal of provision (Provision) for loan losses	330,282	(782,882)	1,113,164	-142%
Reversal of provision for direct financing lease losses	-	36,289	(36,289)	-100%
Net interest income (loss) after provision for loan losses and financing lease losses	431,054	(639,817)	1,070,871	-167%

Commissions and fees on financial guarantee services	-	2,843	(2,843)	-100%
(Provision) Reversal of provision for financial guarantee services	(104,391)	7,207	(111,598)	-1548%
Commission and fee (loss) income on guarantee services, net	(104,391)	10,050	(114,441)	-1139%

Net Revenue (Loss)	326,663	(629,767)	956,430	-152%

Non-interest expense
Salaries and employee surcharge	(153,792)	(379,923)	226,131	-60%
Rental expenses	(18,589)	(13,641)	(4,948)	36%
Business taxes and surcharge	-	(1,845)	1,845	-100%
Changes in fair value of other noncurrent liabilities	(147,540)	57,000	(204,540)	-359%
Other operating expenses	(392,205)	(259,806)	(132,399)	51%
Total non-interest expense	(712,126)	(598,215)	(113,911)	19%

Foreign exchange loss	(435)	(95)	(340)	358%

Loss Before Income Taxes	(385,898)	(1,228,077)	842,179	-69%
Income tax expense	-	-	-	0%
Net Loss	(385,898)	(1,228,077)	842,179	-69%

Other comprehensive loss
Foreign currency translation adjustment	(125,220)	21,615	(146,836)	-679%
Comprehensive Loss	$(511,118)	$(1,206,462)	695,343	-58%

The Company’s net loss for the three months ended March 31, 2018 was US$385,898, representing a decrease of US$842,179, or 69%, from net loss of US$1,228,077 for the three months ended March 31, 2017. The change in net loss for the three months ended March 31, 2018 was the net effect of the changes in the following components:

●	a decrease in net interest income of US$6,004;

●	a change in the provision for loan losses of US$1,113,164 from a provision of US$782,882 for the three months ended March 31, 2017 to a reversal of provision of US$330,282 for the three months ended March 31, 2018;

●	a decrease in the provision for direct financing lease losses of US$36,289 from US$36,289 for the three months ended March 31, 2017 to US$nil for the three months ended March 31, 2018;

●	a change in the provision for financial guarantee of US$111,598 from a reversal of provision of US$7,207 for the three months ended March 31, 2017 to a provision of US$104,391 for the three months ended March 31, 2018; and

●	an increase in total non-interest expense of US$113,911 from US$598,215 for the three months ended March 31, 2017 to US$712,126 for the three months ended March 31, 2018.

The following paragraphs discuss changes in the components of net loss in greater details during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Net Interest Income

Net interest income is equal to interest income we generated less interest expense on short-term bank loans. The Company’s net interest income decreased by US$6,004, or 6% to US$100,772 during the three months ended March 31, 2018, as compared to net interest income of US$106,776 during the three months ended March 31, 2017.

The interests and fees on loans, direct financing leases and deposits with banks decreased by US$6,004, or 6% from US$106,776 for the three months ended March 31, 2017 to US$100,772 for the three months ended March 31, 2018. The decrease is mainly caused by the decrease in the amount of monthly interest received from long-aged loans resulting from the existing customers’ deteriorating loan quality.

Typically, bank lenders require that a prior loan to be paid in full upon maturity before they approve a new loan to the same borrower. There are banks which have denied to extend new loans to some SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some SMEs have had to borrow from so-called “underground” lenders, or shadow banks to repay the loans due to the banks. Management is concerned that the borrowers may use the proceeds from the loans we grant to them, as a means of repayment to the other banks or even to the underground lenders, instead of using them in operations. Therefore, management decided to grant new loans in a more cautious manner. During the three months ended March 31, 2018, we renewed two existing loans. As of March 31, 2018, we had 106 loans with an average loan size of US$401,063. The loan balance of $37.55 million was accrued of full allowance for uncollectible loans. During the three months ended March 31, 2018, loans of $4.97 million generated interests and fees on loan.

Due to the long-term nature of our restricted deposits with third party banks, we utilized these deposits as term deposits which in turn generated interest income on deposits with banks of US$3,777 during the three months ended March 31, 2018 as compared to US$102 during the three months ended March 31, 2017. This result was caused by the contraction of our traditional guarantee business with banks, we have closed several restricted deposit accounts with banks through which we provided guarantee services to our customers. As a result, the interest income on deposits with bank was insignificant during the three months ended March 31, 2018 and 2017, respectively.

Provision for Loan Losses

The Company reversed a provision for loan losses of US$330,282 and provided a provision for loan losses of US$782,882 for three months ended March 31, 2018 and 2017, respectively. The provision for loan losses was determined by comparing the beginning and ending balance of allowance for loan losses for business and personal loans. If the ending balance of the allowance of loan losses after any charge offs (net of recoveries) is less than the beginning balance, it will be recorded as a “reversal”; if it is larger, it will be recorded as a “provision” in the allowance for loan loss. The netting amount of “reversal” and “provision” is presented in the consolidated statements of operations and comprehensive loss and the components of the provision for loan losses were disclosed in Note 7 of financial statements.

Based on the management assessment over each individual loan in terms of the customers’ payment ability, and payment intention, almost all of the loan balances were classified as “loss” loans as of December 31, 2017. As a result, less “doubtful” loans rolled to “loss” loans during the three months ended March 31, 2018 as compared to that during the three months ended March 31, 2017. This has led to a reversal of loan losses for during the three months ended March 31, 2018 because the Company collected some loan repayments whose balances were accrued of allowance as of December 31, 2017, as compared to an accrual of loan losses during the three months ended March 31, 2017.

Since the beginning of 2014, the economic conditions in the eastern part of China, especially the Yangtze River Delta region, has been challenging due to the downturn of the general economic situation in China. Wujiang, which is in the heart of this region, has been significantly affected. As the local SMEs’ profitability and repayment ability deteriorates, “doubtful” and “loss” bank loans drastically increased. As such, our provision for loan losses substantially increased since 2014 and we had a significant allowance balance for loan losses as of March 31, 2018 and December 31, 2017.

In December 2017, the Company reviewed the classification of its loan portfolios within its rating system to test the adequacy of the allowances calculated thereby. As a result of such testing, the Company decided to reclassify certain loans into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the lending businesses. For customers with several loans, each having a different due date, if one of their loans was past due, the Company decided to reclassify all loans of the customer’s as past due (even the other loans that were not mature yet). For extended loans, the Company re-evaluated the customer’s repayment ability in a more cautious manner and reclassified the loans of customers without very strong financial condition into the past due category. These reclassifications affected numerous customer accounts.

During the three months ended March 31, 2018, management continued to assess the adequacy of the allowances and charges-off in a cautious manner. Management assessed the collectability of loan receivable balances on an individual basis, and concluded that the collection from certain borrowers is remote. For loans charged off as of March 31, 2018, management concluded that these borrowers had neither ability nor intention to make repayment as (1) these charged loans are guarantee backed loans which are subordinated to asset backed loans these borrowers obtained from the banks; (2) most of our borrowers or their guarantors are in the textile industry and the majority of the textile businesses are struggling due to the continued and worsened downturn trend in China’s macro-economic environment during the three months ended March 31, 2018. Quite a number of textile businesses went bankrupt; and (3) management was advised by local counsels representing the Company in the collection lawsuits that the chances of collection is quite remote given the large scale defaults in both large and small businesses in Wujiang region.

Net Commission and Fees on Guarantee Business

The Company also generated net income by charging fees for financial guarantee services provided to our customers to help them obtain loans from other banks. We generally charge a one-time fee of 1.8% - 3.6% multiplied by the amount of loans being guaranteed, based on the nature of the guarantee and whether the customer is new or existing.

As of March 31, 2018, the off-balance-sheet financial guarantee amounted to US$12.0 million. The commissions and fees generated from our financial guarantee services decreased from US$2,843 for the three months ended March 31, 2017 to US$nil for the three months ended March 31, 2018. The reduction was due to the fact that the Company did not provide financial guarantee services as management reduced the guarantee portfolio to control the default risk.

As of March 31, 2018, we have provided guarantees for a total of US$12.0 million underlying loans to 14 financial guarantee service customers, as compared to a total of US$11.6 million as of December 31, 2017.

Provision on Financial Guarantee Services

The provision for financial guarantee services changed from a reversal of provision of $7,207 for the three months ended March 31, 2017, to a provision of $104,391 for the three months ended March 31, 2018, representing a change of $111,598. The change was mainly attributable to accrual of provision of approximating $276,935 for interest, penalty and other expenses arising from default of repayment of loans on which the Company provided financial guarantee services, netting off against repayment of $172,544 from defaulted customers of which the Company accrued allowances on payment on behalf of financial guarantee customers.

The methodology the Company used to estimate the liability for probable guarantee loss considers the guarantee contract amount and a variety of factors, which include, dependence on the counterparty, latest financial position and performance of the customers, actual defaults, estimated future defaults, historical loss experience, estimated value of collaterals or guarantees the costumers or third parties offered, and other economic conditions such as the economic trend of the area and the country. The estimates are based upon currently available information. Based on the recent lawsuit results and repayment status by defaulted customers, the Company estimated approximately 100% and 50% of off-balance-sheet financial guarantee services may be subject to default and their repayment may be considered “not likely”.

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

Since the beginning of 2016, People’s Bank of China injected a significant amount of liquidity to the market to encourage the development of emerging industries such as online-game, filming and virtual reality, which has made it easier than previous two years for entities to gain access to capital. However, the bank lenders are still cautious with SMEs in traditional industries. The bank lenders usually require a prior loan be paid in full upon maturity before they approve a new loan to the same borrower. Since the end of the year ended December 31, 2014, the banks denied to extend new loans to many SMEs even after they made the full repayment for the loans due and satisfied other conditions. As a result, some of the SME borrowers for which we provided the guarantees decided to default on the bank loans. Therefore the amount of repayment we made to the bank lenders substantially increased since the year ended December 31, 2014. We have brought collection actions against both the borrowers and their counter-guarantors. However, management was advised by counsel in the collection action that the chance of collection is remote given the large scale bad debt prevalent in Wujiang region. As of March 31, 2018 and December 31, 2017, the management charged off specific provision for 31 and 31 customers in the amount of US$10,815,328 and US$10,440,156, respectively.

In December 2017, the Company revisited the classification of its guarantee portfolios within its rating system to test the adequacy of the allowances calculated thereby.  As a result of such testing, the Company decided to reclassify certain guarantees into different categories. The Company reviewed the profile, financial condition and other relevant information and documents of each customer in the guarantee businesses. For customers with several guarantees, each having a different due date, if one of their guaranteed loan was past due, the Company decided to reclassify all of this customer’s guaranteed loans as past due (even the other loans that were not mature yet). These reclassifications affected numerous customer accounts. We engaged He-Partners Law Firm, one of the largest law firms in Suzhou City, to represent us in the legal proceedings against the borrowers and their counter guarantors, and expect to collect part of the outstanding balance in a period ranging from six twelve months to one and a half year upon adjudication by the court in favor of the Company. The timing of collection and ultimate amount of funds we can recover depends on a few factors, including the repayment ability of the borrower and their counter-guarantors, the execution time of the court, other obligations the borrowers have and priority over the claim for the Company.

Non-interest Expenses

Non-interest expenses increased from US$598,215 for the three months ended March 31, 2017 to US$712,126 for the three months ended March 31, 2018, representing an increase of US$113,911, or 19%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, depreciation of equipment, travel expenses, entertainment expenses, professional service fees, and other office supplies. The increase was mainly attributable to net effects of a decrease of salaries and employee surcharge by US$226, 131, or 60%, a decrease of rental expenses by US$4,948, or 36% against an increase in change of fair value of other noncurrent liabilities for settlement of shares for the shareholders’ lawsuit by 204,540 and an increase in other operating expenses of $132,399, which is mainly caused by increase of legal and consulting expenses of US$97,953 as a result of increased legal proceedings the Company was involved to collect delinquent balances from borrowers and guarantees.

Loan Portfolio Quality

One of our key objectives is to maintain a high level of loan portfolio quality. When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by personally contacting the borrower. Initial contacts typically are made seven days after the date the payment was due, and warning letters are sent by our legal counsel approximately 90 days after the default. In most cases, deficiencies are promptly resolved. If the outstanding amount cannot be collected within 180 days after the maturity date and the parties could not reach an agreement on a specific repayment program, we initiate legal proceedings.

We also visits to our customers and observe their daily production on site from time to time to observe their operating condition and collect their financial information. Since most of our customers are in the Jiangsu area, it is also relatively easy to obtain information about our customers.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases and the loan becomes “non-accrual”. Except for loans that are sufficiently secured and in the process of collection, it is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.

We account for our impaired loans in accordance with U.S. GAAP. An impaired loan is generally one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for business and personal loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateralized.

We allow a one-time loan extension with time duration up to the original loan term, which is usually within twelve months. In order to qualify, the borrower must be current with its interest payments. We do not grant concession to borrowers as the principal of the loan remains the same and interest rate is fixed at the current interest rate at the time of extension.

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans. Currently our loan portfolio concentrates in the textile industry and during the three months ended March 31, 2018, the domestic demand for textile products have been decreasing. To maintain our loan portfolio quality, we have modified our loan policy to accept only textile companies with real estate as collateral or guaranteed by guarantee companies.  During the three months ended March 31, 2018, we assessed the loan portfolio quality and was in the opinion that the loans that were charged off in previous periods were uncollectible.

In addition, we plan to minimize our risks by concentrating on smaller amount loans that are below US$478,000 (or approximately RMB 3.0 million).

Currently, the banking industry encourages SMEs to apply for loans as individuals with recourse so that when it is past due, both the SME and the responsible individual are both liable for the past due amount and the individual borrower carries personal liability.

Affected by above factors, as of March 31, 2018, our loan balance experienced an increase of US$1,448,907 in business loan and an increase of US$385,458 in personal loan, as compared to that as of December 31, 2017.

The following table sets forth the classification of loans receivable as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018 Amount	Percent of Total	December 31, 2017 Amount	Percent of Total
	(unaudited)
Business loans	$22,716,745	53.44%	$21,267,838	52.28%
Personal loans	19,795,934	46.56%	19,410,476	47.72%
Total Loans receivable	$42,512,679	100%	$40,678,314	100%

Nonaccrual loans totaled US$37.55 million, or 88.32% of loans receivable as of March 31, 2018, as compared with US$36.81 million, or 90.48% of loans receivable, as of December 31, 2017. The allowance for loan losses was US$37.59 million, representing 88.43% of loans receivable and 100.13% of non-accrual loans as of March 31, 2018. As of December 31, 2017, the allowance for loan losses was US$36.61 million, representing 90.00% of loans receivable and 99.48%% of non-accrual loans.

The following table sets forth information concerning our nonaccrual loans as of March 31, 2018 and March 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	(unaudited)
Nonaccrual loans	$37,545,080	$36,805,205
Allowance for loan losses	$37,594,756	$36,613,393
Loans receivable	$42,512,679	$40,678,314
Total assets	$7,310,041	$7,165,284
Nonaccrual loans to loans receivable	88.32%	90.48%
Nonperforming assets to total assets	513.61%	513.66%
Allowance for loan losses to loans receivable	88.43%	90.00%
Allowance for loan losses to non-accrual loans	100.13%	99.48%

As a traditional industry textiles, which is the pillar industry in Wujiang area, as well as other industries, have been facing downward pressure. As the local SMEs’ profitability and repayment ability deteriorates, “special mentioned”, “substandard” and “doubtful’ bank loans drastically increased. As such, our provision for loan losses remained at a high level as of March 31, 2018.

During the three months ended March 31, 2018, we reassessed the collectability of the loans and was in the opinion that the loans that were charged off in previous periods were uncollectible. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of cash outflows for daily operations, net cash decreased from US$2,498,194 as of December 31, 2017 to US$2,265,145 as of March 31, 2018.

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

The following includes conditions which give rise to substantial doubt about the Company’s ability to continue as a going concern within one year from the financial statement issuance date and management’s plans to mitigate these adverse conditions:

1)	Limited funds necessary to maintain operations

The Company had an accumulated deficit of US$81,920,294 as of March 31, 2018. In addition, the Company had a negative net asset of US$4,450,241 as of March 31, 2018.  As of March 31, 2018, the Company had cash of US$2,265,145 and total liabilities other than accrual for financial guarantee services of $1,875,894. Caused by the limited funds, the management assessed that the Company was not able to keep the size of lending business within one year from the financial statement issuance date.

The Company is actively seeking other strategic partners with experience in lending business.

2)	Recurring operating loss

During the three months ended March 31, 2018, the Company incurred operating loss of US$385,898. Affected by the reduction of lending business and guarantee business and increased loss loans, management was of the opinion that recurring operating losses would continue, within one year from the financial statement issuance date.

The Company continues to use its best efforts to improve collection of loans receivable and interest receivable. Management engaged a PRC law firms to represent the Company in the legal proceedings against the borrowers and their counter guarantors.

3)	Negative operating cash flow

During the three months ended March 31, 2018, the Company incurred negative operating cash flow of US$608,646. Affected by significant balance of charged-off interest receivable, the management assessed the Company would continue to have negative operating cash flow within one year from the financial statements issuance date.

Since January 1, 2018, the Company is making efforts to introduce new businesses to improve the operating cash flow of the Company.

4)	Downward industry

Most loan customers are from textile industry which has been facing downward pressure. Additionally, the Company has been facing fierce competition and has been adversely affected by emergence of internet finance entities. As such, considering the high risks from both customers and competitors, management assessed the Company would further reduced the loan business without strong financial support.

The Company is actively seeking other strategic partners with experience in lending business.

●	Financial Support

The Company has been actively seeking strategic investors with experience in lending business as well as financial investors. Management also invested in the Company during the year ended December 31, 2017 and plans continue to invest in the Company during the year ended December 31, 2018, if necessary.

The Company plans to continue to seek financial as well as strategic investors for additional financing.

On April 11, 2018, the Company closed a private placement to two individual investors in China for a gross proceeds of US$500,000 at a per share price of US$0.77. The net proceeds of the sale of the shares shall be used by the Company for working capital and general corporate purpose.

●	Plan to acquire new business or assets

Although we have continued to use our best efforts to improve our collection of loan receivable and interest receivable by engaging local law firms in China, it has been very difficult for us to collect from the borrowers. As such, the Company has been actively seeking strategic acquisition of business or assets to improve our liquidity. Since the termination of the Exchange Agreement with Sorghum in last December, we have evaluated a few potential acquisition targets. As of now, the Company plans to acquire certain second-hand luxury cars dealership business assets or other appropriate business deemed to be appropriate by the board of directors. As of the date of this Quarterly Report, the Company has not entered into any letter of intent or definitive agreement for such acquisition and there can be no assurance that we will be able to locate any target or negotiate definitive agreements.

On April 28, 2018, the Company entered into certain securities purchase agreements (the “Initial SPAs”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell 1,336,314 shares of its common stock (“Common Stock”), par value $0.001 per share, at a per share purchase price of $0.78. The net proceeds to the Company from the Initial SPAs Offering will be approximately $1,042,324. The Initial SPAs are part of the subscription the Company received in a private placement offering (the “Offering”) of its Common Stock at a per share purchase price of $0.78 up to an aggregate gross proceeds of three million dollars ($3,000,000) to “non-U.S. Persons” as defined in Regulation S. The Offering shall be on a rolling basis until June 30, 2018 unless the Company extends for an additional 30 days at its sole discretion. The net proceeds of the Offering shall be used by the Company in connection with the Company’s planned operation (the “Planned Business”) of certain used luxurious car leasing or other related business as approved by the board of directors of the Company. On May 10, 2018, the Company issued the 1,336,314 shares of Common Stock to the Purchasers since all the closing conditions of the Initial SPAs have been satisfied when the Company obtained required license to carry out the used luscious car leasing business.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows For the three months ended March 31, 2018 and 2017, respectively:

	For the three months ended March 31,
	2018	2017
	(unaudited)	(unaudited)
		(restated)
Net cash used in by operating activities	$(608,646)	$(363,081)
Net cash provided by investing activities	332,966	674,977
Net cash provided by financing activities	-	-
Effects of exchange rate changes on cash	42,631	371
Net cash inflow	$233,049	$312,267

Net Cash Used in Operating Activities

During the three months ended March 31, 2018, we had a cash outflow from operating activities of US$608,646, an decrease of cash outflow of US$245,565 from a cash outflow of US$363,081 for the same period of last year. We generated a net loss for the three months ended March 31, 2018 of US$385,898, a change of US$842,179 from the three months ended March 31, 2017, during which we incurred a net loss of US$1,228,077. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A change of provision on loan losses of US$1,113,164. The Company reversed a provision for loan losses of US$330,282 for the three months ended March 31, 2018, as compared to a provision for loan losses of US$782,882 for the three months ended March 31, 2017. The change of the loan provision is mainly due to the fact that the during the three months ended March 31, 2018, the Company received repayment from some defaulted customers whose loan receivable was accrued of provision as of previous periods, while the Company incurred more “loss” loans during the three months ended March 31, 2017;

●	A decrease in restricted shares issued to directors and professional service providers of US$193,180. The decrease was mainly due that no shares were issued to directors or professional service providers during the three months ended March 31, 2018;

●	An increase in changes in fair value of noncurrent liabilities from a decrease in change of US$57,000 to an increase in change of US$147,540. The changes in fair value of noncurrent liabilities were calculated at the stock price prevailing as of each reporting date.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was US$332,966 as compared to net cash provided by investing activities of US$674,977 for the three months ended March 31, 2017. The cash provided by investing activities for the three months ended March 31, 2018 was the net effect of disbursement of loans to third party customers of US$1,635,683 against collection of US$1,402,912 from third party loan customers and $172,544 from third party financial guarantee services, respectively, and collection of short-term investments from a financial institution of US$393,193. The cash provided by investing activities for the three months ended March 31, 2017 was combined effects of collection of principals of US$121,931 from third party customers of direct loan business, collection of principal of US$72,578 from direct financing lease customers, and collection of short-term loans from a related party of US$473,210.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2018 and 2017, the Company did not incur any significant financing activities.

Contractual Obligations

As of March 31, 2018, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1)	$79,699	$58,916	$20,783	-	-	-
	$79,699	$58,916	$20,783	$-	$-	$-

(1)	During the three months ended March 31, 2018, the Company leased its new office under a lease agreement from January 1, 2017 to December 31, 2019. The Company has the right to extend the lease before its expiration with a one-month’s prior written notice. We also leased certain office space in New York, NY where we paid a monthly rent US$3,600 during 2018.

Off-Balance Sheet Arrangements

These financial guarantee contracts consist of providing guarantees to banks on behalf of borrowers to help them obtain loans from banks. The contract amounts reflect the extent of involvement the Company has in the guarantee business and also represents the Company’s potential exposure to credit loss in addition to any penalties and legal proceeding fees.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its borrowers. Financial instruments whose contract amounts represent credit risk are as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Guarantee	$12,044,836	$11,627,013

The Company is involved in various legal actions arising from providing financial guarantee services to defaulted guarantees. As of March 31, 2018, eleven cases against the Company were finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $6.91 million. Additionally, three cases against the Company have not been adjudicated by the Court, in which the Company is jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $2.97 million.

Critical Accounting Policies

Please refer to Note 3 of our Condensed Consolidated Financial Statements included in this Form 10Q for details of our critical accounting policies.

Recently issued accounting standards

Please refer to Note 3(w) of our Consolidated Financial Statements included in Form 10-K filed on April 16, 2018 for details of our recently issued accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2018.

Limitations on the Effectiveness of Disclosure Controls.  Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business.

1) 2014 Class Action Litigation:

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Commercial Credit, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Commercial Credit, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought. On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff (“Class Plaintiff”) and the Yun Group’s counsel as lead counsel. On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.) (the “Securities Class Action”). Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve. On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolved the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members.The terms of the Stipulation were subject to approval by the Court following notice to all class members. The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement. On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

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

2) 2015 Derivative Litigation:

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. On December 21, 2017, prior to filing the Arbitration Demand, the Company provided Sorghum with formal notice of its breaches to the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On March 14, 2018, the AAA initially appointed a single arbitrator to the matter subject to the parties’ approval. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals are due May 31, 2018. The Company intends to prosecute its claims and defend against Sorghum’s counterclaim vigorously.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2018 the Company sold 649,350 restricted shares to certain non-US investors at a purchase price of $0.77 per share. All these shares were issued pursuant to Regulation S.

On May 10, 2018, the Company sold 1,336,314 restricted shares to certain non-US investors at a purchase price of $0.78 per share. All these shares were issued pursuant to Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Exclusive Business Cooperation Agreement by and between WFOE and Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2018)
10.2	Share Pledge Agreement by and between WFOE and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 16, 2018)
10.3	Exclusive Option Agreement by and between WFOE and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 16, 2018)
10.4	Power of Attorney by Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 16, 2018)
10.5	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 16, 2018)
10.6	Exclusive Business Cooperation Agreement by and between Beijing WFOE and Beijing Kunlun dated May 15, 2018
10.7	Share Pledge Agreement by and between Beijing WFOE and Shareholder of Beijing Kunlun dated May 15, 2018
10.8	Exclusive Option Agreement by and between Beijing WFOE and Shareholder of Beijing Kunlun dated May 15, 2018
10.9	Power of Attorney by Shareholder of Beijing Kunlun dated May 15, 2018
10.10	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Kunlun dated May 15, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: May 21, 2018	By:	/s/ Chenguang Kang
	Name:	Chenguang Kang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit No.	Description

10.1	Exclusive Business Cooperation Agreement by and between WFOE and Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2018)
10.2	Share Pledge Agreement by and between WFOE and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 16, 2018)
10.3	Exclusive Option Agreement by and between WFOE and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 16, 2018)
10.4	Power of Attorney by Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 16, 2018)
10.5	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Youjiao dated May 10, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 16, 2018)
10.6	Exclusive Business Cooperation Agreement by and between Beijing WFOE and Beijing Kunlun dated May 15, 2018
10.7	Share Pledge Agreement by and between Beijing WFOE and Shareholder of Beijing Kunlun dated May 15, 2018
10.8	Exclusive Option Agreement by and between Beijing WFOE and Shareholder of Beijing Kunlun dated May 15, 2018
10.9	Power of Attorney by Shareholder of Beijing Kunlun dated May 15, 2018
10.10	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Kunlun dated May 15, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

