Form 10-Q
period 2018-06-30
China Commercial Credit Inc
filed 2018-08-17
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2018, 24,595,612 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2018	2017
		(unaudited)
ASSETS
Cash		$1,362,718	$1,359,630
Other current assets	7	909,242	-
Assets of discontinued operations	6	-	5,805,654
Total current assets		2,271,960	7,165,284

Operating lease assets, net	8	1,870,983	-
Property and equipment, net		5,076	-
Total Assets		$4,148,019	$7,165,284

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Other current liabilities		$15,246	$-
Liabilities of discontinued operations	6	-	10,426,771
Total current liabilities		15,246	10,426,771

Other noncurrent liabilities	9	-	1,311,000
Total Liabilities		15,246	11,737,771

Shareholders’ Equity (Deficit)
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)		$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)		-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 24,445,612 and 19,250,915 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	11	24,446	19,251
Subscription fee advanced from a shareholder		524,974	699,974
Additional paid-in capital		27,906,598	71,424,031
Accumulated deficit		(23,986,877)	(81,534,396)
Accumulated other comprehensive (loss) income		(336,368)	4,818,653
Total Shareholders’ Equity (Deficit)		4,132,773	(4,572,487)

Total Liabilities and Shareholders’ Equity (Deficit)		$4,148,019	$7,165,284

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note	2018	2017	2018	2017
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease income and other interest income
Income from operating lease		$96,721	$-	$96,721	$-
Interests on deposits with banks		315	-	315	35,000
Total lease income and other interest income		97,036	-	97,036	35,000

Net depreciation expense on operating lease assets		(12,458)	-	(12,458)	-
Net Revenue		84,578	-	84,578	35,000

Non-interest expense
Salaries and employee surcharge		(103,946)	(125,093)	(225,599)	(428,204)
Rental expenses		(14,250)	(7,370)	(26,389)	(14,780)
Business taxes and surcharge		(144)	-	(144)	-
Class action settlement expenses – changes in fair value of stock portion	9	(19,000)	(2,052,000)	(166,540)	(1,995,000)
Other operating expenses	10	(326,046)	(857,257)	(607,141)	(1,070,166)
Total non-interest expense		(463,386)	(3,041,720)	(1,025,813)	(3,508,150)

Loss from acquisition of a variable interest entity	1	(14,004)	-	(14,004)	-
Net loss from continuing operations before income taxes		(392,812)	(3,041,720)	(955,239)	(3,473,150)

Income tax expense	13	(20)	-	(20)	-
Net loss from continuing operations		$(392,832)	$(3,041,720)	$(955,259)	$(3,473,150)

Net income (loss) from discontinued operations	6	9,896,100	(1,876,655)	10,072,629	(2,673,302)
Net income (loss)		$9,503,268	$(4,918,375)	$9,117,370	$(6,146,452)

Income (loss) per share- basic and diluted	12	0.428	(0.284)	0.432	(0.361)
Net loss per share from continuing operations – basic and diluted	12	(0.018)	(0.176)	(0.045)	(0.204)
Net income (loss) per share from discontinued operations – basic and diluted	12	0.446	(0.108)	0.478	(0.157)

Weighted Average Shares Outstanding-Basic and Diluted		22,211,600	17,308,319	21,080,665	17,004,613

Net income (loss)		$9,503,268	$(4,918,375)	$9,117,370	$(6,146,452)
Other comprehensive (loss) income
Foreign currency translation adjustment		(117,085)	7,673	(242,305)	29,288
Comprehensive income (loss)		$9,386,183	$(4,910,702)	$8,875,065	$(6,117,164)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Subscription advanced from a	Accumulated	Accumulated other comprehensive
	Shares	Amount	APIC	shareholder	deficit	(loss) income	Total
Balance as of December 31, 2017	19,250,915	19,251	71,424,031	699,974	(81,534,396)	4,818,653	(4,572,487)
Issuance of common stocks and warrants to CFO	50,000	50	174,950	(175,000)	-	-	-
Issuance of common stocks in connection with class action settlement	950,000	950	1,476,591	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	4,194,697	4,195	3,261,175	-	-	-	3,265,370
Net loss for the year	-	-	-	-	9,117,370	-	9,117,370
Foreign currency translation gain/(loss)	-	-	-	-	-	(242,305)	(242,305)
Disposition of CCC BVI (note 6)	-	-	(48,430,149)	-	48,430,149	(4,912,716)	(4,912,716)

Balance @ June 30, 2018	24,445,612	24,446	27,906,598	524,974	(23,986,877)	(336,368)	4,132,773

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$9,117,370	$(6,146,452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of operating leased assets	12,458	-
Depreciation of property and equipment	98	-
Gain on disposal of discontinued operations	(9,794,873)	-
Loss on acquisition of a variable interest entity	14,004	-
Shares issued for settlement against legal proceedings	943,860	-
Shares issued to executive officers and professional services	-	913,180
Changes in fair value of noncurrent liabilities	166,540	1,995,000
Changes in operating assets and liabilities:
Other current assets	(945,180)	-
Other current liabilities	(1,460)	-
Other noncurrent liabilities	(1,311,000)	-
Net cash provided by operating activities from discontinued operations	992,334	1,417,164
Net Cash Used in Operating Activities	(805,849)	(1,821,108)

Cash Flows from Investing Activities:
Proceeds from disposal of discontinued operations	500,000	-
Acquisition of subsidiary, net of cash acquired	245	-
Purchase of operating lease assets	(1,957,391)	-
Purchase of property and equipment	(5,376)	-
Net cash (used in) provided by investing activities from discontinued operations	(1,270,070)	1,238,159
Net Cash (Used in) Provided by Investing Activities	(2,732,592)	1,238,159

Cash Flows From Financing Activities:
Cash raised in private placement	3,265,371	560,000
Net Cash Provided by Financing Activities	3,265,371	560,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	276,158	17,979

Net Increase (Decrease) In Cash and Cash Equivalents	3,088	(4,970)
Cash and Cash Equivalents at Beginning of Period	1,359,630	697,866
Cash and Cash Equivalents at End of Period	$1,362,718	$692,896

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Commercial Credit, Inc. (“CCC” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011.

On March 22, 2018, the Company formed HC High Summit Holding Limited (“HC High BVI”), a wholly owned subsidiary, in British Virgin Island (“BVI”). HC High BVI is authorized to issue a maximum of 50,000 shares of one class, at par value of $1.00 per share.

On April 16, 2018, HC High BVI formed a wholly owned subsidiary, HC High Summit Limited (“HC High HK”) in Hong Kong. On April 17, 2018, the Company, through HC High HK, established Hao Limo Technology (Beijing) Co. Ltd.  (“Hao Limo”).

VIE AGREEMENTS WITH BEIJING YOUJIAO

On June 19, 2018, Hao Limo entered into a series of agreements (the “Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The Youjiao VIE Agreements were designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of Youjiao VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Youjiao’s management and operations. Beijing Youjiao has the requisite license to carry out used luxurious car leasing business in China. On June 19, 2018, the net liabilities of Beijing Youjiao are comprised of followings:

June 19, 2018
(unaudited)

Cash	$245
Accrued expenses	13,759
Net liabilities of Youjiao on acquisition date	$14,004
Cash consideration for the acquisition	-
Loss on acquisition	$14,004

Material terms of each of the Youjiao VIE Agreements are described below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Beijing Youjiao and Hao Limo, Hao Limo provides Beijing Youjiao with technical support, consulting services and management services on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Beijing Youjiao granted an irrevocable and exclusive option to Hao Limo to purchase from Beijing Youjiao, any or all of Beijing Youjiao’s assets at the lowest purchase price permitted under the PRC laws. Should Hao Limo exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Beijing Youjiao by Hao Limo under this agreement, Hao Limo is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of Hao Limo based on the value of services rendered by Hao Limo and the actual income of Beijing Youjiao from time to time, which is substantially equal to all of the net income of Beijing Youjiao.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by Hao Limo with 30-day prior written notice. Beijing Youjiao does not have the right to terminate the agreement unilaterally. Hao Limo may unilaterally extend the term of this agreement with prior written notice.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Share Pledge Agreement

Under the Share Pledge Agreement among Beijing Youjiao, Aizhen Li and Hao Limo, Aizhen Li pledged all of her equity interests in Beijing Youjiao to Hao Limo to guarantee the performance of Beijing Youjiao’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in any event of default, as set forth in the Share Pledge Agreement, including that Beijing Youjiao or Aizhen Li breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Hao Limo, as pledgee, will be entitled to certain rights, including, but not limited to, the right to dispose of the pledged equity interest in accordance with applicable PRC laws. Hao Limo shall have the right to collect any and all dividends declared or generated in connection with the equity interest during the term of pledge.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Beijing Youjiao. Hao Limo shall cancel or terminate the Share Pledge Agreement upon Beijing Youjiao’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, Aizhen Li irrevocably granted Hao Limo (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Beijing Youjiao. The option price is equal to the capital paid in by Aizhen Li subject to any appraisal or restrictions required by applicable PRC laws and regulations.

The agreement remains effective for a term of ten years and may be renewed at Hao Limo’s election.

Power of Attorney

Under the Power of Attorney, Aizhen Li authorized Hao Limo to act on her behalf as her exclusive agent and attorney with respect to all rights as shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association of Beijing Youjiao, including but not limited to the sale or transfer or pledge or disposition of shares held by Aizhen Li in part or in whole; and (c) designating and appointing on behalf of Aizhen Li the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Beijing Youjiao.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

This Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution of this Power of Attorney, so long as Aizhen Li is a shareholder of Beijing Youjiao.

Timely Reporting Agreement

To ensure Beijing Youjiao promptly provides all of the information that Hao Limo and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Beijing Youjiao and the Company.

Under the Timely Reporting Agreement, Beijing Youjiao agreed that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement. The Youjiao VIE Agreements became effective immediately upon their execution.

VIE AGREEMENTS WITH BEIJING TIANXING

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd . (“Beijing Tianxing”) and Shun Li and Jialin Cui, the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management and operations. Beijing Tianxing has the requisite license to carry out used luxurious car leasing business in China.

Material terms of each of the Tianxing VIE Agreements are similar to those of Youjiao VIE Agreements.

Beijing Youjiao has the requisite license to carry out used luxurious car leasing business in China.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

DISPOSITION OF CCC BVI

On June 19, 2018, the Company, HK Xu Ding Co, Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability which was previously 100% owned by the Company (“CCC BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase CCC BVI in exchange of cash purchase price of $500,000.

CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. CCC HK is the sole shareholder of PFL.

Upon closing of the disposition on June 21, 2018, the Purchaser became the sole shareholder of CCC BVI and as a result, assume all assets and obligations of all the subsidiaries and VIE entities owned or controlled by CCC BVI, including but not limited to Wujiang Luxiang and PFL.

Below is the Company’s structure chart after the completion of the Termination Agreement, Youjiao VIE Agreements and Purchase Agreement.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The unaudited condensed interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed interim financial information as of June 30, 2018 and for the six and three months ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 16, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of June 30, 2018, its unaudited condensed results of operations for the six and three months ended June 30, 2018 and 2017, and its unaudited condensed cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Recently adopted accounting standards

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires the lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect would have a material effect on the consolidated financial position, statements of operations and cash flows.

(c)	Business Combination

The Company accounts for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

(d)	Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period. (See Note 6)

(e)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) the allowance for other current assets; (ii) useful lives of long-lived assets; (iii) the impairment of long-lived assets; (iv) the valuation allowance of deferred tax assets; and (v) contingencies and litigation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

For financial reporting purposes, the financial statements of the PRC subsidiaries and VIEs prepared using RMB, are translated into the Company’s reporting currency, US$, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates, except for the change in accumulated deficit during the year which is the result of the income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ deficit.

	June 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.6198	6.5064

	For the six months ended June 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3681	6.8752

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive income (loss).

Pursuant to ASC 830-30-40-1, Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity shall be both:

a.	Removed from the separate component of equity

b.	Reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs.

(g)	Fair value measurement

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial items of the Company including cash and cash equivalents approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

As of June 30, 2018 and December 31, 2017, the Company’s other noncurrent liabilities represented the share settlement in class actions were measured at fair value within Level 1 by reference to the quoted market price per share as the Company is a public entity.

(h)	Operating lease asset, net

Operating lease asset, net, represents the automobiles that are underlying our automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the useful life of nine years. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary.

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the six months ended June 30, 2018. We accrue rental income on our operating leases when collection is reasonably assured.

When a lease vehicle is returned to us, either at the end of the lease term or through repossession, the asset is reclassified from operating lease assets to property and equipment, net and recorded at the lower-of-cost or estimated fair value, less costs to sell. Any losses recognized at this time are recorded as depreciation expense. Subsequent decline in value and any gain or loss recognized at the time of sale is recognized as a remarketing gain or loss and presented as a component of depreciation expense.

(i)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting of lease origination costs. The income is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.

(j)	Income taxes

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

(k)	Income (loss) per share

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the three and six months ended June 30, 2018 and 2017. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive foreign currency adjustments income. Comprehensive income (loss) is reported in the statements of operations and comprehensive income (loss).

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

(n)	Share-based awards

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

(o)	Warrants

The Company had warrants to four individuals in private placements, through which the Company issued both common shares and warrants as separable units, and neither instrument is registered when issued. Warrants requiring share settlement are classified as equity.

The capital raised from the private placement is allocated between the fair value of the common stocks and warrants. The Company determined the fair value of warrants by application of the Black-Scholes-Merton formula.

(p)	Discontinued operation

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

As of June 30, 2018, the Company’s microcredit service segment met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of microcredit service segment are reported as a gain from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our microcredit service segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at June 30, 2017. For additional information, see Note 6, “Disposition of CCC BVI”.

(q)	Segment reporting

Our business had been organized into two reportable operating segments: (i) our microcredit service segment, and (ii) our luxury car leasing segment. However, due to changes in our organizational structure associated with the microcredit service segment as a discontinued operation (Note 2(m)), management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalent and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of June 30, 2018, the Company had cash balance of $1,362,718 and a positive working capital of $2,256,714. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

As of June 30, 2018, the Company had two VIEs.

The following financial statement amounts and balances of the VIEs were included in the unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the six and three months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
	(unaudited)
Total assets	$3,438,252	$-
Total liabilities	$3,280,617	$-

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$97,036	$-	$97,036	$-
Net income	$8,007	$-	$8,007	$-

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

5.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As June 30, 2018, approximately $709,767 was deposited with a bank in the United States which was insured by the government up to $250,000. At June 30, 2018 and December 31, 2017, approximately $652,951 and $nil, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in Mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $709,767 which was in U.S. dollars at June 30, 2018, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

(d)	VIE risk

It is possible that the VIE Agreements among Beijing Youjiao, Hao Limo, and the Beijing Youjiao Shareholder would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position, and operating performance would be materially adversely affected. The Company’s contractual arrangements with Beijing Youjiao, Hao Limo, and the Beijing Youjiao Shareholder are approved and in place. Management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts to be unenforceable.

This is the same case for the VIE Agreements among Beijing Tianxing, Hao Limo and the Beijing Tianxing Shareholders.

The Company’s operations and businesses rely on the operations and businesses of its two VIEs, which holds certain recognized revenue-producing assets including the luxury used cars. The VIE also has an assembled workforce, focused primarily on promotion and marketing, whose costs are expensed as incurred. The Company’s operations and businesses may be adversely impacted if the Company loses the ability to use and enjoy assets held by its VIEs.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

6.	DISPOSITION OF CCC BVI

On June 19, 2018, the Company, HK Xu Ding Co., Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“CCC BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase CCC BVI in exchange of cash purchase price of $500,000. The consideration was paid as of June 30, 2018.

CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. CCC HK is the sole shareholder of PFL. Upon the Disposition, the Purchaser will become the sole shareholder of CCC BVI and as a result, assume all assets and obligations of all the subsidiaries and VIE entities owned or controlled by CCC BVI.

On June 17, 2018, management was authorized to approve and commit to a plan to sell CCC BVI, therefore the major assets and liabilities relevant to the disposal are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net income (loss) separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets relevant to the sale of CCC BVI with a carrying value of $6.2 million were classified as assets held for sale as of June 19, 2018. The liabilities relevant to the sale of CCC BVI with a carrying value of $10.5 million were classified as liabilities held for sale as of June 19, 2018. A net gain of $9.8 million was recognized as the net gain from disposal of discontinued operation in 2018.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheet.

	June 30, 2018	December 31, 2017
	(unaudited)
Carrying amounts of assets of discontinued operations :
Cash	$-	$1,138,564
Loan receivable, net	-	4,064,921
Interest receivable	-	35,440
Other assets	-	566,729
Total assets of discontinued operations	$-	$5,805,654
Carrying amounts of liabilities of discontinued operations:
Deposit payable	$-	$261,281
Accrual for financial guarantee services	-	9,270,882
Other current liabilities	-	166,440
Due to related parties	-	398,073
Income tax payable	-	330,095
Liabilities of discontinued operations	$-	10,426,771

Reconciliation of the amounts of major classes of income from discontinued operations in the consolidated statements of operations and comprehensive income (loss).

	For the six months ended June 30
	2018	2017
	(unaudited)	(unaudited)
Operations discontinued
Total interest and fees income	$106,985	$130,641
Reversal of provision (Provision) for loan losses	417,600	(2,920,981)
(Provision) Reversal of provision for financial guarantee services	(104,229)	312,667
Non-interest expenses	(142,600)	(195,629)
Net gain from discontinued operations	9,794,873	-
Net income from discontinued operations	$10,072,629	$2,673,302

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

7.	OTHER CURRENT ASSETS

	June 30, 2018	December 31, 2017
	(unaudited)
Petty cash advanced for purchase of operating lease assets	$909,242	$-

As of June 30, 2018, the balance of other receivables represents the amount advanced to the Company’s management and staff for purchase of used luxurious cars.

8.	OPERATING LEASE ASSETS, NET

The Company started its used luxurious car leasing business in China since May 2018.

As of the June 30, 2018, the Company had investments in six used luxurious cars. Among the six used luxurious cars, three of them have not completed registration as of June 30, 2018. The balance of the used luxurious cars is comprised of the following:

	Useful life	June 30, 2018	December 31, 2017
	(years)	(unaudited)
Used luxurious cars	9	$1,882,967	$-
Less: accumulated depreciation		(11,984)	-
Operating lease asset, net		$1,870,983	$-

During the three and six months ended June 30, 2018, the Company incurred depreciation expenses on these cars of $12,458. No impairment was recognized in the six months ended June 30, 2018.

Since July 16, 2018, one of the luxurious cars was pledged for a three-month period.

9.	OTHER NONCURRENT LIABILITIES

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued provision for share settlement against legal proceedings	$-	$1,311,000

	$-	$1,311,000

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

On July 28, 2017, the Court amended the order that 1) Attorney’s Fees, Litigation Expenses, and Incentive Awards be paid out of the Settlement Fund; and 2) Levi& Korsinsky be awarded attorney’s fees in the amount of $55,000 in cash and 237,500 shares (Plaintiff Attorney Fee Shares). Thus, cash to be paid to the class shall be $190,000 (“Class Settlement Cash”) and shares to be issued to the class shall be 712,500 (“Class Settlement Shares”).

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

9.	OTHER NONCURRENT LIABILITIES (CONTINUED)

The $245,000 cash portion was settled in December 2017.

On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Shares to the class plaintiffs. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 class settlement shares, at the market share price of $1.68 and $1.18 per share, respectively.

The Company recorded expenses of $166,540 and $19,000 for the six and three months ended June 30, 2018 under the account of “Changes in fair value of noncurrent liabilities”. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date. The movement of the other noncurrent liabilities during the three and six months ended June 30, 2018 was as follows:

For the three months ended June 30, 2018:

	Number of Shares unsettled	Share price	Other noncurrent liabilities
			(unaudited)

As of March 31, 2018	237,500	$1.10	$261,540
Class action settlement expenses – changes in fair value of stock portion			19,000
Share settlement	(237,500)	$1.18	(280,540)
As of June 30, 2018	-		$-

For the six months ended June 30, 2018:

	Number of Shares unsettled	Share price	Other noncurrent liabilities
			(unaudited)

As of December 31, 2017	950,000	$1.38	$1,311,000
Class action settlement expenses – changes in fair value of stock portion			166,540
Share settlement of 712,500 shares	(712,500)	$1.68	(1,197,000)
Share settlement of 237,500 shares	(237,500)	$1.18	(280,540)
As of June 30, 2018	-		$-

10.	OTHER OPERATING EXPENSE

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization	$98	$-	$98	$-
Travel expenses	30,108	13,544	61,484	13,544
Entertainment expenses	582	-	582	-
Promotion expenses	15,943	-	15,943	-
Legal and consulting expenses	158,874	777,107	362,434	868,000
Car expenses	18,766	-	18,766	-
Bank charges	510	370	945	690
Audit-related expense	18,390	25,705	38,990	97,486
Other tax expenses	44,369	-	44,369	-
Other expenses	38,406	40,531	63,531	90,446
Total	$326,046	$857,257	$607,141	$1,070,166

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

11.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie, a significant shareholder and Vice President of Finance of the Company and Mr. Long Yi, the Chief Financial Officer of the Company to sell 150,000 and 50,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. On February 20, 2018, the Company issued 50,000 shares of common stocks and warrants to purchase 20,000 shares of common stocks at $4.20 to Mr. Long Yi. As of June 30, 2018, the 150,000 shares of common stocks and related warrants unissued to Mr. Yang Jie.

On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 shares common stocks as the share settlement of 950,000 shares, respectively, as disclosed in Note 9.

During the three months ended June 30, 2018, the Company raised an aggregation of $3,265,370 from several private placements by issuing 4,194,697 shares of common stock, par value $0.001 per share, at the per share purchase price of $0.77 or $0.78. The shares of common stocks were issued to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the securities purchase agreement (“SPA”) dated April 28, 2018, May 29, 2018 and June 19, 2018, respectively. The details of the issuance of shares of common stock in the private placements are as follows:

	Number of shares issued	Per share purchase price	Capital raised
April 11, 2018	649,350	0.77	500,000
May 10, 2018	1,336,314	0.78	1,042,324
May 29, 2018	658,000	0.78	513,240
May 29, 2018	982,996	0.78	766,737
June 19, 2018	568,037	0.78	443,069
	4,194,697		3,265,370

As of June 30, 2018, there were 24,445,612 shares of Common Stock issued and outstanding.

Warrants

As of December 31, 2017, the Company had outstanding warrants to purchase 193,370 shares with aggregation of fair value of $186,268.

On February 20, 2018, the Company issued warrants to purchase 20,000 shares to Mr. Long Yi, as part of the private placements mentioned above. The warrant has an exercise price of $4.2 per share and is exercisable on the date of issuance and expire five years from the date of issuance. The fair value of the warrants aggregated $24,662, estimated by using the Black-Scholes valuation model. As of June 30, 2018, the Company had outstanding warrants to purchase 213,370 shares with fair value of $210,930.

The balance of warrants as of June 30, 2018 and December 31, 2017 is comprised of the followings:

	June 30, 2018		December 31, 2017
	Number of warrants	Fair value of warrants	Number of warrants	Fair value of warrants
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Yang Jie	158,370	$152,553	158,370	$152,553
Long Yi	55,000	58,377	35,000	33,715
	213,370	$210,930	193,370	$186,268

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

11.	CAPITAL TRANSACTION (CONTINUED)

As of June 30, 2018 and December 31, 2017, the Company had authorized but unissued stocks and warrants as followings:

	June 30, 2018				December 31, 2017
	Number of stocks		Number of warrants	Subscription fee advanced from a shareholder	Number of stocks	Number of warrants	Subscription fee advanced from shareholders
				(unaudited)			(unaudited)
Yang Jie	150,000	*	60,000	$524,974	150,000	60,000	$524,974
Long Yi	-		-	-	50,000	20,000	175,000
	150,000		60,000	$524,974	200,000	80,000	$699,974

*The 150,000 shares of common stock were issued to Yang Jie in July 2018.

12.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2018 and 2017, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$9,503,268	$(4,918,375)	$9,117,370	$(6,146,452)

Weighted Average Shares Outstanding-Basic and Diluted	22,211,600	17,308,319	21,080,665	17,004,613

Income (loss) per share- basic and diluted	$0.428	$(0.284)	$0.432	$(0.361)
Net loss per share from continuing operations – basic and diluted	$(0.018)	$(0.176)	$(0.045)	$(0.204)
Net income (loss) per share from discontinued operations – basic and diluted	$0.446	$(0.108)	$0.478	$(0.157)

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the three and six months ended June 30, 2018 and 2017. The number of warrants is excluded from the computation as the anti-dilutive effect.

13.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2018.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The Company does not have any current and deferred tax expenses for the three and six months ended June 30, 2018 and 2017.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2018 and December 31, 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

14.	RELATED PARTY TRANSACTIONS AND BALANCES

During the three months ended June 30, 2018 and 2017, the Company did not identify significant related party transactions.

15.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 during 2018. In addition, during the three months ended June 30, 2018, we entered into a rental free office lease agreement with a third party. The following table sets forth the Company’s contractual obligations as of June 30, 2018 in future periods:

Rental payments

Year ending June 30, 2019	$14,400
Year ending June 30, 2020	-
Total	$14,400

2)	Contingencies

a)	2014 Class Action litigation

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

b)	2015 Derivative action

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

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered CCCR to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, CCCR and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. Counsel for the Company and Mr. Levy is engaged in active settlement discussions with counsel for Kodali, but the parties have not entered into a settlement agreement. The parties are due to file a joint status report on August 23, 2018.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d)	2017 Arbitration with Sorghum

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. On December 21, 2017, prior to filing the Arbitration Demand, the Company provided Sorghum with formal notice of its breaches to the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On March 14, 2018, the AAA initially appointed a single arbitrator to the matter subject to the parties’ approval. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals were due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in all aspects with prejudice The Tribunal also awarded pre-award interest of 9% per annum from December 19, 2017, the date of breach to July 30, 2018, the date of the Award. The Award is final. On August 6, 2018, the Company issued a press release announcing receipt of the Award.

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

We received certain information request from the Financial Industry Regulatory Authority (“FINRA”) (formerly, the NASD) on January 24, 2018. Such request relates to review of the Company’s common stock’s trading surrounding the December 27, 2017 Form 8-K, which reported that on December 21, 2017, the Company notified Sorghum Investment Holdings, Ltd. that certain recent actions of Sorghum constitute a breach of Sorghum’s covenants under the Share Exchange Agreement dated August 9, 2017. We responded to FINRA’s request for information on March 13, 2018. As of the date of this report, we have not received any further inquiry or information request from FINRA. At this time we cannot assess consequences of this investigation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

16.	CORRECTION OF ERROR

During the course of preparing the 2017 consolidated financial statements, certain errors to the previously issued unaudited condensed consolidated financial statements appearing in the Quarterly Report on Form 10-Q for the three months ended June 30, 2017 filed with SEC on May 18, 2017, were discovered by management. The errors related to the accounting of the settlement shares agreed upon per the Stipulation (See Note 9). These settlement shares have not been issued until January 19, 2018 and April 10, 2018, respectively. These settlement shares should be recorded in accordance with ASC 450-20, Loss Contingencies, and as a result the share settlement should be also accounted for as a liability measured at market value of share price rather than accounting for contracts to be settled with the Company’s own equity. After the errors have been quantified, the previously-issued financial statements have been evaluated to determine whether they are materially misstated in accordance with guidance provided in SAB Topic 99 and the Company has concluded the previously-issued 2016 consolidated financial statements are not materially misstated and the errors will be corrected prospectively.  As a result, the Company made the corrections to the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and condensed consolidated statements of cash flows for the three and six months ended June 30, 2017 contained in this Form 10-Q.

The effects of the restatement on the Company’s condensed consolidated statements of operations and comprehensive loss and earnings per share for the three and six months ended June 30, 2017 are as follows:

	For The Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated

Changes in fair value of other noncurrent liabilities	-	(1,995,000)	(1,995,000)
Other operating expenses from continuing operations	(2,933,666)	1,863,500	(1,070,166)
Total non-interest expense from continuing operations	(3,376,650)	(131,500)	(3,508,150)
Loss Before Income Taxes	(6,014,952)	(131,500)	(6,146,452)
Net Loss	(6,014,952)	(131,500)	(6,146,452)
Loss per Share- Basic and Diluted	(0.354)	(0.007)	(0.361)
Net Loss	(6,014,952)	(131,500)	(6,146,452)
Comprehensive loss	$(5,985,664)	$(131,500)	$(6,117,164)

The effects of the restatement on the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2017 are as follows:

	For The Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated
Net loss	$(6,014,952)	$(131,500)	$(6,146,452)
Changes in fair value of other noncurrent liabilities	1,863,500	131,500	1,995,000

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

17.	RECEIPT OF NASDAQ DEFICIENCY NOTICE

On February 28, 2018, the company received a letter (the ” Notification Letter “) from The NASDAQ Stock Market LLC (” Nasdaq “) notifying the Company that it is not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS of $35 million. Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet a minimum MVLS exists if the deficiency continues for a period of 30 consecutive business days. Based upon Nasdaq’s review of the Company’s MVLS for the last 30 consecutive business days, the Company no longer meets the minimum MVLS requirement. The Nasdaq staff noted the Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). The Notification Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided 180 calendar days, or until August 27, 2018, to regain compliance with Nasdaq Listing Rule 5550(b)(2). The Company has been evaluating options available to regain compliance and to timely submit evidence of compliance. There can be no assurance that the Company’s plan will be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

18.	SUBSEQUENT EVENT

Change of ticker symbol

On July 13, 2018, the Company changed its ticker symbol from “CCCR” to “GLG” on the Nasdaq Capital Market. Trading under the new ticker symbol began at market opening on Friday, July 13, 2018.

No action is needed from the Company’s shareholders in connection with the change of the ticker symbol. The common stock continued to be listed on NASDAQ and the CUSIP number remain unchanged as 16891K103.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the quarter ended June 30, 2018, the Company had two lines of business: one is the direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in the city of Wujiang, Jiangsu Province; and the other is the used luxurious car leasing business. The direct loans and loan guarantees business was carried out by Wujiang Luxiang Rural Microcredit Co., Ltd. (“Wujiang Luxiang”), the Company’s former VIE entity. The financial leasing services were carried out by the Company’s former indirect subsidiary, Pride Financial Leasing (Suzhou) Co. Ltd (“PFL”).

The Company’s recently launched used luxurious car leasing business is carried out by the Company’s VIE entity, Beijing Youjiao Technology Limited (“Beijing Youjiao”). During the six months ended June 30, 2018, the Company purchased six used luxurious cars for operating lease services and generated operating lease income of US$96,721 from the leasing business.

Historically, our core business has been the direct loan and loan guarantee. However, since 2016, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Twelve of fourteen microcredit companies in the Wujiang area went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the year ended December 31, 2017, we had a loss of $5,486,667 and a net loss of $10,699,740 compared to a revenue of $2,246,807 and net loss of $2,580,136 in 2016, a change of 344% and an increase of 315%, respectively. As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been increased by 6.7% to $11.6 million as of December 31, 2017 compared to $10.9 million as of December 31, 2016. As of March 31, 2018, eleven cases against the Company were finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repay principal, interest and penalties of $6.91 million. Additionally, three cases against the Company have not been adjudicated by the Court, in which the Company is jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $2.97 million. In addition, the Department of Finance of Wujiang region has been evaluating the collection and performance of Wujiang Luxiang and may initiate proceeding to revoke Wujiang Luxiang’s business license if the operation is not improved. The Company’s financial leasing business has been on hold since October 2015 after we signed two leasing contracts worth a total of total $4.88 million February 2015. We do not currently have further funds to deploy in the financial leasing business and plan to hold off expansion of the leasing business.

On February 28, 2018, we received a letter (the “Notification Letter”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum of $35 million Market Value of Listed Securities (MVLS) requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS. The Company was provided one hundred and eighty calendar days, or until August 27, 2018, to regain compliance with the MVLS requirement.

VIE agreements with Beijing Youjiao

On May 10, 2018. Beijing Youjiao, Aizhen Li, the sole shareholder of Beijing Youjiao and our former indirect subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd., a limited liability company formed under the laws of the PRC (“WFOE”), entered into a series of contractual agreements with the Company including, Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Share Pledge Agreement and the Powers of Attorney (the “VIE Agreements”). The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Beijing Youjiao’s management and operations. Beijing Youjiao has the requisite license to carry out used luxurious car leasing business in China.

In anticipation of the Disposition (as defined below), on June 19, 2018, WFOE entered into certain termination agreement with Beijing Youjiao and Aizhen Li pursuant to which the VIE Agreements was terminated immediately.

On June 19, 2018, our indirectly wholly owned subsidiary Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”) entered into a series of agreements (the “Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The Youjiao VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of the Youjiao VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Youjiao’s management and operations.

Disposition

On June 19, 2018, the Company, HK Xu Ding Co, Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability which was previously 100% owned by the Company (“CCC BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase CCC BVI in exchange of cash purchase price of $500,000. The transaction contemplated by the Purchase Agreement is hereby referred as Disposition.

CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. CCC HK is the sole shareholder of PFL.

Upon closing of the disposition on June 21, 2018, the Purchaser became the sole shareholder of CCC BVI and as a result, assumed all assets and obligations of all the subsidiaries and VIE entities owned or controlled by CCC BVI, including but not limited to Wujiang Luxiang and PFL.

Our Current Business

The Company, through Beijing Youjiao (“Beijing Youjiao”) Technology Co. Ltd and Tianxing Kunlun Technology Co. Ltd (“TX Kunlun”), both of which are controlled by the Company via contractual arrangements, currently offers our customers the opportunity to rent luxurious pre-owned automobiles from its store in Beijing.

Our Inventory and Vehicle Acquisition Process

Currently we have six used luxurious cars valued at approximately USD 1.88 million, including a white Ferrari 458, a white Land Rover (Range Rover Executive Edition), a blue Maserati Geberit dark, a blue McLaren 570GT, a red Ferrari 458 Spider and a Tesla Model X 100D. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase  a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repairing and maintenance history, accidents history, market scarcity, and etc. All the sellers of the six vehicles we own are individuals.

Pursuant to local Beijing laws, each entity in Beijing has its quotas to purchase and own vehicles, even for auto leasing businesses. Therefore, all the six vehicles are owned by TX Kunlun’s wholly-owned subsidiaries while managed by TX Kunlun. The purchase price  of the vehicles we currently own ranges from 50% to 80% of that of the new vehicles.

We intend to purchase thirty pre-owned luxurious vehicles by the end of 2018. Management are under negotiation with a number of Chinese financial institutions regrading capital raising, including investment management companies and crowdfunding platforms. However, we cannot assure you that we will be able to raise sufficient funds from these or other sources to achieve our business goal.

Renting Process

We rent our luxurious cars to our customers from our store in Beijing. We market our cars to targeted potential customers via phone calls or messages. The rental price varies based on the rental term which ranges from one day to one months. The longer the rental term, the cheaper the price. The daily rental price is the highest, while the average weekly rental price and average monthly rental price are 10% to 20% and 20% to 30% cheaper than that of daily rental price.

We conduct comprehensive credit check against customers who placed orders. We work with credit rating platform such as JD Wanxiang and TYi Onine to evaluate the customer’s credit. We may reject the order for any reason including unacceptable credit rating. Once an order is accepted, we will require deposit ranging from US$7,500 and US$15,000 based on the vehicle being ordered and the customer’s credit score. The deposit consists of vehicle deposit and traffic violation deposit. Customer can confirm the time and place for vehicle delivery and rental term via SNS messages, phone calls or face-to-face communication with our sales personnel. After then, our sales personnel will deliver the vehicle to the customers as designated. The customer, before signing the car rental agreement, will inspect the vehicle in person and pay the rent along with the deposit in credit card, Wechat Pay or Alipay. The customer is responsible for the gas, the toll fee, fees incurred to return the car, and any other expenses related to the use of the vehicle during the rental term.

We installed five GPS on each vehicle to track the location of the vehicle. Once the rental period is over, the vehicle should be returned to designated place to our salesperson. In the event the vehicle is returned with no damage other than normal wear and tear, we will process the refund of the vehicle deposit on the next business day. The traffic deposit will be refunded after we receive traffic violation records associated with the vehicle from the local police (approximately a month after the return) showing no traffic violation. .

If the following conditions occur, the corresponding fee will be deducted from the deposit. In the event that the amount of deposit to be deduced by the Company to the customer is lower than the payment to the damage or repair cost, the customer shall pay such deficient to the Company. In the event that the amount of deposit to be paid by the Company is greater than the payment to the damage or repair cost, the Company shall refund such differences to the customer:

a)	If the vehicle is found to have any damage at the time of return, the vehicle deposit will be used for payment of repair cost;
b)	If the mileage exceeds certain threshold, the customer will be required to pay extra fees;

c)	If the vehicle has less than 4/5 gasoline filled, certain percentage of the deposit will not be refunded;
d)	If the customer violates traffic laws during the rental term, the corresponding penalty will be deducted in the deposit.

In addition to direct renting to customers, we intend to rent to other auto rental companies as a wholesale model. We and our peer companies plan to form vehicle pool consisting of all available pre-owned vehicles.  When a customer placed an order via A company while it does not have such vehicles available, vehicle of B company in such pool will be delivered to A company at its request.

Marketing

Currently we market our services by our own sales personnel and online promotion. Our operation is branded as “Batcar”. We have launched WeChat public account and Weibo to promote our services. We started to introduce our services via major search engines, such as zhida and baidu. We also started to advertise on major search engines to acquire users. We actively engaged social media such as tieba.baidu.com, Tik Tok, Weibo, WeChat, and zhihu.com. We plan to launch wider and deeper social media marketing in the near future. We also plan to advertise via offline channels.

In the future, we intend to acquire customers by working with more sizeable and established auto business. We have arrangements with Beijing Cuco Technology Co. LTD (“Cuco”) , a general car-rent platform and Beijing EasyCar Life Automobile Service Chain Co. LTD (“EasyCar Life”), a car service chain store in Beijing where Cuco and EasyCar Life may refer customers to us in exchange of commission equals to 20% of the rental price.

Competition

We compete with car rental companies, many of which are more established and have more resources than us. Currently we compete primarily with Benson, V-FLY Travel and Wagons.

Employees

As of June 30, 2018, we have approximately thirteen (13) full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Intellectual Property

Our intellectual property consists of trade marks, websites, domain names, trade secrets, and contractual provisions and restrictions on access and use of our proprietary information and technology.

We are the registered holder of the domain name “www.imbatcar .com”. We are applying for trademark “蝙蝠超跑” (“Bat Super Racing Car”) and “蝙蝠出行” (“Batcar”) and expect to obtain the registration by December 2018.

Key Factors Affecting Our Results of Operation

The car rental and car service industry in China is competitive and fragmented. We expect competition in China’s car rental and car service industry to persist and intensify.

We have a limited operating history. We just launched the car leasing business in May 2018. We believe our future success depends on our ability to significantly increase revenues as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in the luxurious car leasing and car service industry in China;

●	our ability to implement our strategies and make timely and effectively respond to competition and changes in customer preferences;

●	recruitment, training and retaining of qualified managerial and other personnel

Our business requires a significant amount of capital in large part because we are prompted to continue to grow our fleet and expand our business in existing markets and to additional markets where we currently do not have operations.

The significant increase in the number of vehicles in China, primarily in major cities, and the traffic and pollution resulting from this increase have drawn the attention of both the government and the public. To address this issue, local governments in China have promulgated various policies to limit the increase in the number of vehicles.

Results of Operations

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

	For the Three Months Ended June 30,		Change
	2018	2017	Amount	%
Lease income and other interest income
Income from operating lease	$96,721	$-	$96,721	>100%
Interests on deposits with banks	315	-	315	>100%
				>100%
Total lease income and other interest income	97,036	-	97,036	>100%

Net depreciation expense on operating lease assets	(12,458)	-	(12,458)	>100%
				>100%
Net Revenue	84,578	-	84,578	>100%

Non-interest expense
Salaries and employee surcharge	(103,946)	(125,093)	21,148	-17%
Rental expenses	(14,250)	(7,370)	(6,880)	93%
Business taxes and surcharge	(144)	-	(144)	0%
Changes in fair value of noncurrent liabilities	(19,000)	(2,052,000)	2,033,000	-99%
Other operating expenses	(326,046)	(857,257)	531,211	-62%

Total non-interest expense	(463,386)	(3,041,720)	2,578,334	-85%

Loss from acquisition of a variable interest entity	(14,004)	-	(14,004)	>100%

Net loss from continuing operations before income taxes	(392,812)	(3,041,720)	2,648,908	-87%
Income tax expense	(20)	-	(20)	>100%

Net loss from continuing operations	(392,832)	(3,041,720)	2,648,888	-87%

Net income (loss) from discontinued operations	9,896,100	(1,876,655)	11,772,755	-627%

Net income (loss)	$9,503,268	$(4,918,375)	14,421,643	-293%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. During the three months ended June 30, 2018, the Company purchased six used luxurious cars for the purpose of operating lease. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$96,721

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not have any operations, we did not generate any revenues for the three months ended June 30, 2017.

Net depreciation expense on operating lease assets

The net depreciation expense on operating lease assets represents the depreciation expenses of used luxurious cars. During the three months ended June 30, 2017, net depreciation expense on operating lease assets was nil.

Non-interest Expenses

Non-interest expenses decreased from US$3,041,720 for the three months ended June 30, 2017 to US$463,386 for the three months ended June 30, 2018, representing a decrease of US$2,578,334, or 85%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease was mainly attributable to combined effects of a decrease of US$2,033,000 of changes in fair value of noncurrent liabilities, as the changes in share price during the period between April 1, 2018 and the date of share settlement is far less than that during the three months ended June 30, 2018; and a decrease of legal and consulting expenses of $618,233 as the Company engaged advisors for seeking financial support during the period ended three months ended June 30, 2017.

Net income (loss) from discontinued operations

During the three months ended June 30, 2018, the net income from discontinued operations was comprised of a net income of $101,227 from discontinued operations against a gain of $9,794,873 from disposal of the discontinued operations.

For details of discontinued operations, please refer to Note 6 of our Unaudited Consolidated Financial Statements included in Form 10-Q.

Net income (loss)

As a result of the foregoing, net income  for the three months ended June 30, 2018 was $9,503,268 representing a change of $14,421,643 from net loss of $4,918,375 for the three months ended June 30, 2017.

Results of Operations

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

	For the Six Months Ended June 30,		Change
	2018	2017	Amount	%
Lease income and other interest income
Income from operating lease	$96,721	$-	96,721	>100%
Interests on deposits with banks	315	35,000	(34,685)	-99%
				>100%
Total lease income and other interest income	97,036	35,000	62,036	177%

Net depreciation expense on operating lease assets	(12,458)	-	(12,458)	>100%
				>100%
Net Revenue	84,578	35,000	49,578	142%

Non-interest expense
Salaries and employee surcharge	(225,599)	(428,204)	202,605	-47%
Rental expenses	(26,389)	(14,780)	(11,609)	79%
Business taxes and surcharge	(144)	-	(144)	>100%
Changes in fair value of noncurrent liabilities	(166,540)	(1,995,000)	1,828,460	-92%
Other operating expenses	(607,141)	(1,070,166)	463,025	-43%

Total non-interest expense	(1,025,813)	(3,508,150)	2,482,337	-71%

Loss from acquisition of a variable interest entity	(14,004)	-	(14,004)	>100%

Net loss from continuing operations before income taxes	(955,239)	(3,473,150)	2,517,911	-72%
Income tax expense	(20)	-	(20)	>100%

Net loss from continuing operations	(955,259)	(3,473,150)	2,517,891	-72%

Net income (loss) from discontinued operations	10,072,629	(2,673,302)	12,745,931	-477%

Net income (loss)	$9,117,370	$(6,146,452)	15,263,822	-248%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. During the six months ended June 30, 2018, the Company purchased six used luxurious cars for the purpose of operating lease. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$96,721

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not have any operations, we did not generate any revenues for the six months ended June 30, 2017.

Net depreciation expense on operating lease assets

The net depreciation expense on operating lease assets represents the depreciation expenses of used luxurious cars. During the six months ended June 30, 2017, net depreciation expense on operating lease assets was nil.

Non-interest Expenses

Non-interest expenses decreased from US$3,508,150 for the six months ended June 30, 2017 to US$1,025,813 for the six months ended June 30, 2018, representing a decrease of US$2,482,337, or 71%. Non-interest expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease  was mainly attributable to combined effects of a decrease of US$1,828,460 of changes in fair value of noncurrent liabilities, as the changes in share price during the period between January 1, 2018 and the date of share settlement is far less than that during the three months ended June 30, 2018; and a decrease of legal and consulting expenses of $505,566 as the Company engaged advisors for seeking financial support during the period ended six months ended June 30, 2017.

Net income (loss) from discontinued operations

During the six months ended June 30, 2018, the net income from discontinued operations was comprised of a net income of $277,756 from discontinued operations against a gain of $9,794,873 from disposal of the discontinued operations.

For details of discontinued operations, please refer to Note 6 of our Unaudited Consolidated Financial Statements included in Form 10-Q.

Net income (loss)

As a result of the foregoing, net income  for the six months ended June 30, 2018 was $9,117,370 representing a change of $15,263,822 from net loss of $6,146,452 for the six months ended June 30, 2017.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of discontinue of microcredit services and startup of used luxurious car business during the three months ended June 30, 2018, net cash slightly changed from US$1,359,630 as of December 31, 2017 to US$1,362,718 as of June, 2018.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2018 and 2017, respectively:

	For the six months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net cash used in by operating activities	$(805,604)	$(1,821,108)
Net cash (used in) provided by investing activities	(2,732,837)	1,238,159
Net cash provided by financing activities	3,265,371	560,000
Effects of exchange rate changes on cash	276,158	17,979
Net cash inflow/(outflow)	$3,088	$(4,970)

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, we had a cash outflow from operating activities of US$805,604, a decrease of cash outflow of US$1,015,504 from a cash outflow of US$1,821,108 for the same period of last year. We generated a net income for the six months ended June 30, 2018 of US$9,117,370, a change of US$15,263,822 from the six months ended June 30, 2017, during which we incurred a net loss of US$6,146,452. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of US$9,794,873.

●	A decrease in the changes in fair value of noncurrent liabilities of US$1,828,460 as a result of the share price fluctuation during the period from January 1, 2018 to share settlement date is far less than that during the six months ended June 30, 2017, and share settlement of US$1,311,000;

●	An increase in the changes of other current assets of $945,180 as a result of cash advanced to the staff for purchase of used luxurious cars.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was US$2,732,837 as compared to net cash provided by investing activities of US$1,238,159 for the three months ended June 30, 2017. The cash used in investing activities for the six months ended June 30, 2018 was net effects of purchase of six used luxurious cars of $1,957,391, net cash used in investing activities from discontinued operation, netting off against proceeds from disposal of discontinued operations. The cash provided by investing activities for the six months ended June 30, 2018 was mainly caused by net cash provided by investing activities from discontinued operation.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018 and 2017, the Company raised proceeds of $3,265,371 and $560,000 from private placements.

Contractual Obligations

As of June 30, 2018, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$14,400	$14,400	$-	-	-	-
	$14,400	$14,400	$-	$-	$-	$-

(1)	We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 during the year ended December 31, 2018.
(2)	During the three months ended June 30, 2018, we entered into a rental free office lease agreement with a third party.

Critical Accounting Policies

Please refer to Note 2 of our Unaudited Condensed Consolidated Financial Statements included in this Form 10Q for details of our critical accounting policies.

Recently issued accounting standards

Please refer to Note 2(b) of our Unaudited Consolidated Financial Statements included in Form 10-Q for details of our recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered CCCR to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, CCCR and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. The parties are due to file a joint status report on August 23, 2018. On behalf of the Company and Mr. Levy, this firm is engaged in active settlement discussions with counsel for Kodali, but the parties have not entered into a settlement agreement.

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. On December 21, 2017, prior to filing the Arbitration Demand, the Company provided Sorghum with formal notice of its breaches to the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On March 14, 2018, the AAA initially appointed a single arbitrator to the matter subject to the parties’ approval. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice.

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

We received certain information request from the Financial Industry Regulatory Authority (“FINRA”) (formerly, the NASD) on January 24, 2018. Such request relates to review of the Company’s common stock’s trading surrounding the December 27, 2017 Form 8-K, which reported that on December 21, 2017, the Company notified Sorghum Investment Holdings, Ltd. that certain recent actions of Sorghum constitute a breach of Sorghum’s covenants under the Share Exchange Agreement dated August 9, 2017. We responded to FINRA’s request for information on March 13, 2018. As of the date of this report, we have not received any further inquiry or information request from FINRA. At this time we cannot assess consequences of this investigation.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We started the used luxurious car leasing business in May 2018. Historically, our core business has been the direct loan and loan guarantee and financial leasing. However, since 2016, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. As such, the Company launched the new business line of the used luxurious car leasing services in May 2018 and entered into that certain Share Purchase Agreement to dispose the micro-lending, loan guarantee and financial leasing business on June 19, 2018. Upon completion of the disposition, the Company’s sole business became the leasing of used luxurious car carried out by Beijing Youjiao. Because of the uncertainties related to our limited historical operations, including the limited historical operations of Beijing Youjiao, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

As our business develops, or in response to competition, we may continue to introduce new services and products or make adjustments to our existing services and products, or make adjustments to our business model. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient fund to expand our operations;

●	attract, retain and motivate talented employees;

●	a decrease in demand for automobiles renting and weakness in the automotive industry generally; and

●	defend ourselves against litigation, regulatory, privacy or other claims.

If we fail to educate potential consumers about the value of our products and services, if the market for our marketplace does not develop as we expect, or if we fail to address the needs of our target market, our business and results of operations will be adversely affected.

As such we may incur losses in the future. If our revenues decrease, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least, in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our initial success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including Mr. Zhe Ding, the Company’s Chief Operating Officer, and Jin Ding, the Company’s Chief Product Officer], could have a materially adverse effect on our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. In the event these key personnel terminate their employment relationship with us, their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We expect that we will require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances. If such capital is not available to us, or is not available on favorable terms, our business, operating results and financial condition may be harmed.

We expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances, including to increase our marketing expenditures in order to improve our brand awareness, build and maintain our inventory of quality pre-owned luxurious vehicles, develop new products or services or further improve existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or other types of financings to secure additional funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for vehicle rentals and, as a result, reduce the number of consumers using our services. Consumer rentals of vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Rentals of vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used luxurious cars more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, car rideshare services, such as Uber, DiDi, and other services that allow people to supplement transit trips and share vehicles are becoming increasingly popular as a means of transportation and may decrease consumer demand for the pre-owned luxurious vehicles we rent, particularly as urbanization increases. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from existing and new companies that provide, among other things car rental services.

Our current and future competitors may include:

●	providers of offline, membership-based car rental services;

●	used luxurious car dealers or marketplaces with e-commerce business or online platforms such as: Benson, V-FLY Travel and Wagons;

●	national rental car companies such as China Auto Rental, as well as local and regional car rental services;

●	vehicle rental services, and other pay-as-you-go services, such as DiDi and 1Hai; and

●	other automobile manufacturers that could change their rental models through technology and infrastructure investment.

We also expect that new competitors will continue to enter the online and traditional automotive rental market with competing brands, business models, products and services, which could have an adverse effect on our revenue, business and financial results. Some of these companies have significantly greater resources than we do and may be able to provide consumers access to a greater inventory of vehicles at lower prices while delivering a competitive online experience.

Our current and potential competitors may also develop and market new technologies that may adversely affect our business and operating results.

Our current and potential competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, manufacturers are beginning to develop automated, driverless vehicles that could eventually reduce the demand for, or replace, traditional vehicles, including the vehicles that we currently provide. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.

Our competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines. Additionally, our competitors could use their political influence and increase lobbying efforts resulting in new regulations or interpretations of existing regulations that could prevent us from operating in certain jurisdictions.

Our current and potential competitors may have significantly greater resources than we do.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their business. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond to changes in the automotive industry more quickly with new technologies and undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our automobiles, products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future providers and suppliers, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and grow our business. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

Our business is dependent upon access to a desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, may have a material adverse effect on our business and results of operations.

Our business requires that we have access to a large number of quality vehicles. We currently acquire vehicles for rent directly from used luxury car owners. In the future we plan to acquire pre-owned luxurious cars from franchise dealerships as well as trade-ins and wholesale auction. The source from which we can acquire vehicles of a quality and in a quantity acceptable to us are limited, and there is substantial competition to acquire the vehicles we purchase. There can be no assurance that the supply of desirable vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of inventory, including an increase in competition for quality vehicles, could diminish our ability to obtain sufficient inventory at a price that we can reflect in retail market prices and would have a material adverse effect on our business and results of operations.

Additionally, we evaluate potential vehicles regularly using third-party systems to predict mechanical soundness, consumer desirability and relative value of prospective inventory. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory effectively. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third party websites driving appraisal traffic to those dealers.

Our business is dependent upon our ability to rent out inventory. Failure to rent out our inventory could have a material adverse effect on our business and results of operations.

If actual rentals are materially less than our forecasts, we would experience an over-supply of vehicle inventory. An over-supply of vehicle inventory will generally cause downward pressure on our product rental prices and margins and increase our average days to rent.

Pre-owned vehicle inventory has typically represented, and will continue to represent, a significant portion of our total assets. Having such a large portion of our total assets in the form of pre-owned vehicle inventory for an extended period of time subjects us to depreciation and other risks that may affect our results of operations. Accordingly, if we have excess inventory or our average days to rent increases, we may be unable to liquidate such inventory in a timely manner, or do so at prices that would allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.

Our business is sensitive to changes in the prices of pre-owned vehicles.

Any significant changes in rental prices for pre-owned luxurious vehicles could have a material adverse effect on our revenues and results of operations. For example, if rental prices for pre-owned vehicles rise relative to rental prices for new vehicles, it could make renting a new vehicle more attractive to consumers than renting a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used car rentals and lower revenue. Pre-owned vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower prices of pre-owned vehicles reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the value of inventory that we currently hold, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for pre-owned vehicles could have a material adverse effect on our results of operations by reducing our profit margins.

If our inventory or other costs of operations increase and we are unable to pass along these costs to our customers, we may be unable to maintain or grow our sales margins.

Our inventory and other costs are variable and dependent upon various factors, many of which are outside of our control. A rise in vehicle acquisition costs could erode our sales margins and negatively affect our results of operations. If we incur cost increases, we may seek to pass those increases along to our customers. However, our consumers typically have limits on the maximum amount they can afford, and we may be unable to pass these costs along to them in the form of higher rental prices, which would adversely affect our ability to maintain or increase margins.

We rely heavily on logistics in transporting vehicles for delivery from point of purchase to our facilities, and finally to the customers, via our sales persons as well as third parties. Our ability to manage this process both internally and through our network of transportation partners could cause a rise in inventory costs and a disruption in our inventory supply chain and distribution. Further, any disruption in the vehicle transport industry or an increase in the cost of transport could adversely affect our results of operations.

We could be negatively affected if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.

We have third-party insurance coverage, subject to limits, for risks such as theft and damages to vehicles that are rented and are not otherwise covered by renters’ insurance, and theft and damage to vehicles in our inventory. We self-insure (that is, we do not have third-party insurance coverage) for bodily injury and property damage resulting from accidents involving our vehicles that are rented. We account for vehicle damage or total loss at the time such damage or loss is incurred. As a result, we are responsible for damage to our vehicles. A deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. In the future, we may be exposed to liability for which we self-insure at levels in excess of our historical levels and to liabilities for which we are insured that exceed the level of our insurance. Claims filed against us in excess of insurance limits, or for which we are otherwise self-insured, or the inability of our insurance carriers to pay otherwise-insured claims, could have an adverse effect on our financial condition. For example, damages resulting from a significant natural disaster, such as a hurricane, fire or flood, or judgment against us for liability for damages resulting from our rental program could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Should we be unable to renew our commercial insurance policies at competitive rates, this loss could have an adverse effect on our financial condition and results of operations.

The success of our business relies heavily on our marketing and branding efforts and these efforts may not be successful.

We believe that an important component of our growth will be to successfully attract new visitors to our physical locations and our planned online platform. Because we are a consumer brand “Batcar”, we rely on marketing and advertising to increase brand visibility with potential customers. We intend to execute our sales and marketing efforts by utilizing a multi-channel approach that utilizes brand building, as well as direct response channels in order to efficiently establish and grow both locally and nationally and to increase the strength, recognition and trust in the “Batcar” brand.

Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

We face risks related to liabilities resulting from the use of our vehicles by our rental customers.

Our business can expose us to claims for personal injury, death and property damage resulting from the use of vehicles by our rental customers. For example, a rental customer may be using a vehicle that has worn tires, a mechanical issue or some other problem, including a manufacturing defect, which could contribute to a motor vehicle accident resulting in serious bodily injury, death or significant property damage for which we may be liable. In addition, since we cannot physically inspect our vehicles after they are delivered to our customers, we depend on our rental customers and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would only cover losses up to a maximum amount.

In addition, as the owner of the vehicle, there is the potential that we may have vicarious liability for any damages caused by our renters, even if we are not found to be negligent. Any such liability may have a material adverse impact on our business.

We anticipate that our business will be seasonal and any occurrence that disrupts our activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We anticipate rental during summer and national holidays to be higher than other time. significant components of our expenses are fixed, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and staffing costs. We anticipate that seasonal changes in our revenues will not affect those fixed expenses, which typically result in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Any circumstance, occurrence or situation that disrupts our activity during these periods could have a disproportionately material adverse effect on our results of operations, financial condition, liquidity and cash flows due to a significant change in revenue.

We operate in a highly regulated industry and are subject to a wide range of laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to a wide range of laws and regulations. Our rental services and related activities are, or may potentially be, subject to local licensing requirements, laws regulating vehicle advertising, and laws regulating vehicle rentals. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs in order to comply with these laws and regulations.

Our business is subject to the local licensing requirements where we operate. Regulators may seek to impose punitive fines for operating without a license, which may inhibit our ability to do business, increase our operating expenses and adversely affect our financial condition and results of operations.

With respect to our advertising, private plaintiffs, as well as regulatory and law enforcement authorities, continue to scrutinize advertising, sales, financing and insurance activities in the leasing of pre-owned vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, it may be difficult for us to differentiate ourselves from other retailers.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change.

We rely on internal and external logistics to transport our vehicle inventory throughout China. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.

We rely on our own sales persons as well as third parties to transport vehicles from point of purchase to our facilities, and finally to the customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices and taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our brand could adversely affect our business and results of operations.

Our business model is based on our ability to provide customers with a transparent and simplified solution to vehicle renting that we believe will save them time and money. If we fail to build and maintain a positive reputation, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business and results of operations. Even the perception of a decrease in the quality of our brand could negatively impact results.

Complaints or negative publicity about our business practices, marketing and advertising campaigns, compliance with applicable laws and regulations, the integrity of the data that we provide to users, and other aspects of our business, especially on industry-specific blogs and social media websites, and irrespective of their validity, could diminish consumer confidence in our services and adversely affect our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, the speed with which reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business and results of operations.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our results of operations, which could impact the supply of vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling pre-owned vehicles with open safety recalls could (i) adversely affect pre-owned vehicle sales or valuations, (ii) cause us to temporarily remove vehicles from inventory, (iii) cause us to rent affected vehicles at a loss, (iv) force us to incur increased costs and (v) expose us to litigation and adverse publicity related to the rental of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration where we provide services creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We currently conduct business through our rental center located in Beijing. We currently hold all our inventory at our rental center in Beijing. While we have insurance to cover certain losses on those vehicles, events such as theft, fire, flood, or hail could adversely impact our business. In addition, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population. In addition, severe weather conditions, acts of God and other catastrophic occurrences in the area in which we operate or from which we obtain inventory may materially adversely affect our financial condition and results of operations. Such conditions may result in physical damage to our properties and loss of inventory. Any of these factors may disrupt our business and materially adversely affect our financial condition and result of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new geographic markets.

We may rely on agreements with third parties to finance our vehicle inventory purchases. If we fail to maintain adequate relationships with third parties to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations.

We may rely on agreements with third party lenders to finance our vehicle inventory purchases. If we are unable to enter into agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. We attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality agreements and certain third parties to enter into nondisclosure agreements. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We currently hold rights to the “www.imbatcar.com” Internet domain name. The regulation of domain names in China is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that we believe are important for our business.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employees or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we intend to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may, from time to time, face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Patent and other intellectual property litigation may be protracted and expensive, the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

Even if these matters do not result in litigation, are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.

We may be subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, they could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations, and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Risks Relating to Our Corporate Structure

We conduct our pre-owned vehicle leasing business through Beijing Youjiao by means of contractual arrangements. If the PRC courts or administrative authorities determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Hao Limo and each of Beijing Youjiao. Although we were advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Beijing Youjiao and its shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People’s Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If Hao Limo, Beijing Youjiao or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or Hao Limo, or Beijing Youjiao fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Hao Limo, or Beijing Youjiao;

●	discontinuing or restricting the operations of Hao Limo or Beijing Youjiao;

●	imposing conditions or requirements with which we, Hao Limo or Beijing Youjiao may not be able to comply;

●	requiring us, Hao Limo or Beijing Youjiao to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Beijing Youjiao are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Beijing Youjiao, revoking the business licenses or operating licenses of Beijing Youjiao, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from overseas financings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Beijing Youjiao may not be effective in providing control over Beijing Youjiao.

All of our current revenue and net income is derived from Beijing Youjiao. According to our inquiries with Beijing provincial authorities, provincial direct foreign controlling equity ownership in for-profit companies engaged in vehicle rental services in Beijing has never been approved and such position may not change in the foreseeable future. Therefore, we currently do not intend to have an equity ownership interest in Beijing Youjiao but rely on contractual arrangements with Beijing Youjiao to control and operate its business. However, these contractual arrangements may not be effective in providing us with the necessary control over Beijing Youjiao and its operations. Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Beijing Youjiao, which will result in a significant loss in the value of an investment in our company. Because of the practical restrictions on direct foreign equity ownership imposed by the Jiangsu provincial government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of Beijing Youjiao, which exposes us to the risk of potential breach of contract by the shareholders of Beijing Youjiao. In addition, as Beijing Youjiao is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

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

The application of the M&A Rules with respect to our corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of our share exchange transaction because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC will not deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, or that prior MOFCOM or CSRC approval is required for overseas financing. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with Hao Limo’s control of Beijing Youjiao through contractual arrangements.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/or the VIE arrangements between Hao Limo and Beijing Youjiao, or if prior CSRC approval for overseas financings is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, Beijing Youjiao’s ability to remit its profits to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

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

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on Hao Limo’s ability to pay dividends or make distributions to us and on our ability to increase our investment in the Hao Limo.

Our agreements with Beijing Youjiao are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

As all of our contractual arrangements with Beijing Youjiao are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Beijing Youjiao, and our ability to conduct our business may be materially and adversely affected.

The Beijing Youjiao Sole Shareholder have potential conflicts of interest with us, which may adversely affect our business.

Ms. Aizhen Li, who owns 100% of Beijing Youjiao’s outstanding equity interests, is the beneficial owner of shares of Common Stock of the Company through the BVI entities. Equity interests held by this shareholder in Company is less than its interest in Beijing Youjiao as a result of our introduction of outside investors as shareholders of the Company. In addition, such shareholder’s equity interest in our Company will be further diluted as a result of any future offering of equity securities. As a result, conflicts of interest may arise as a result of such dual shareholding and governance structure.

If such conflicts arise, this shareholder may not act in our best interests and such conflicts of interest may not be resolved in our favor. In addition, this shareholder may breach or cause Beijing Youjiao to breach or refuse to renew the VIE Agreements that allow us to exercise effective control over Beijing Youjiao and to receive economic benefits from Beijing Youjiao. Delaware law provides that directors owe a fiduciary duty to a company, which requires them to act in good faith and in the best interests of the company and not to use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and such shareholder or any future beneficial owners of Beijing Youjiao, we would have to rely on arbitral or legal proceedings to remedy the situation. Such arbitral and legal proceedings may cost us substantial financial and other resources and result in disruption of our business, the outcome of which may adversely affect the Company.

If Beijing Youjiao, or Beijing Tianxing fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and the foreign investment in the vehicle rental industry is restricted by local authorities. Numerous regulatory authorities of the central PRC government, provincial and local authorities are empowered to issue and implement regulations governing various aspects of the vehicle rental industry. Foreign investment in the financial leasing industry is also subject to foreign investment regulations. Each of Beijing Youjiao and Beijing Tianxing are required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide their current services. These registered capital and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, Beijing Youjiao and Beijing Tianxing may be required to obtain additional licenses. If we fail to obtain or maintain any of the required registered capital, licenses or approvals, our continued business operations in the vehicle rental industries may subject us to various penalties, such as confiscation of illegal net revenue, fines and the discontinuation or restriction of our operations. Any such disruption in the business operations of Beijing Youjiao or Beijing Tianxing will materially and adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our Common Stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

Future issuances of our Common Stock or securities convertible into, or exercisable or exchangeable for, our Common Stock (“Securities”), or the expiration of lock-up agreements that restrict the issuance of new Common Stock or the trading of outstanding Common Stock, could cause the market price of our Common Stock to decline and would result in the dilution of your holdings.

Future issuances of our Securities, or the expiration of lock-up agreements that restrict the issuance of new Common Stock or the trading of outstanding Common Stock, could cause the market price of our Common Stock to decline. We cannot predict the effect, if any, of future issuances of our Securities, or the future expirations of lock-up agreements, on the price of our Common Stock. In all events, future issuances of our Common Stock would result in the dilution of your holdings. In addition, the perception that new issuances of our Securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our Common Stock. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our Common Stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our Common Stock.

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

On May 29, 2018, the Company sold 1,640,996 restricted shares to certain non-US investors at a purchase price of $0.78 per share. All these shares were issued pursuant to Regulation S.

On June 19, 2018, the Company sold 568,037 restricted shares to certain non-US investors at a purchase price of $0.78 per share. All these shares were issued pursuant to Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Exclusive Business Cooperation Agreement by and between HAO LIMO and Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.2	Share Pledge Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.3	Exclusive Option Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.4	Power of Attorney by Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.5	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 25, 2018)
10.6	Termination Agreement by and between WOFE and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 25, 2018)
10.7	Share Purchase Agreement by and among the Company, CCC BVI, and HK XU DING CO, LIMITED dated June 19, 2018 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 25, 2018)
16.1	Letter from Marcum Bernstein and Pinchuk LLP to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on June 28, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: August 17, 2018	By:	/s/ Chenguang Kang
	Name:	Chenguang Kang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

10.1	Exclusive Business Cooperation Agreement by and between HAO LIMO and Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.2	Share Pledge Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.3	Exclusive Option Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.4	Power of Attorney by Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.5	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 25, 2018)
10.6	Termination Agreement by and between WOFE and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 25, 2018)
10.7	Share Purchase Agreement by and among the Company, CCC BVI, and HK XU DING CO, LIMITED dated June 19, 2018 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 25, 2018)
16.1	Letter from Marcum Bernstein and Pinchuk LLP to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on June 28, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document