Form 10-Q
period 2018-09-30
China Commercial Credit Inc
filed 2018-11-15
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

+86-10 5944-1080

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

As of November 8, 2018, 24,595,612 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets	1

	Unaudited Condensed Consolidated Statements of Operations	2

	Unaudited Condensed Consolidated Statement of Changes in Shareholder’s (Deficit) Equity	3

	Unaudited Condensed Consolidated Statements of Cash Flows	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Note	2018	2017
		(unaudited)
ASSETS
Cash		$838,634	$1,359,630
Other current assets	7	2,868,404	-
Assets of disposal group classified as held for sale	6	-	5,805,654

Total current assets		3,707,038	7,165,284

Operating lease assets, net	8	1,631,250	-
Property and equipment, net		5,096	-

Total Assets		$5,343,384	$7,165,284

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term bank loans		1,397,726
Other current liabilities		$236,263	$-
Liabilities directly associated with the assets classified as held for sale	6	-	10,426,771

Total current liabilities		1,633,989	10,426,771

Other noncurrent liabilities	9	-	1,311,000

Total Liabilities		1,633,989	11,737,771

Shareholders’ Equity (Deficit)
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)		$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; nil and nil shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)		-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 24,595,612 and 19,250,915 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	11	24,596	19,251
Subscription fee advanced from a shareholder		-	699,974
Additional paid-in capital		28,431,422	71,424,031
Accumulated deficit		(24,621,894)	(81,534,396)
Accumulated other comprehensive (loss) income		(124,729)	4,818,653

Total Shareholders’ Equity (Deficit)		3,709,395	(4,572,487)

Total Liabilities and Shareholders’ Equity (Deficit)		$5,343,384	$7,165,284

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Note	2018	2017	2018	2017
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease income and other interest income
Income from operating lease		$140,856	$-	$237,577	$-
Interests on deposits with banks		2,216	-	2,531	35,000

Total lease income and other interest income		143,072	-	240,108	35,000

Net depreciation expense on operating lease assets		(35,336)	-	(47,794)	-

Net Revenue		107,736	-	192,314	35,000

Operating expenses
Salaries and employee surcharge		(151,645)	(155,411)	(377,244)	(583,615)
Rental expenses		(16,234)	(7,542)	(42,623)	(22,322)
Business taxes and surcharge		(711)	-	(855)	-
Changes in fair value of noncurrent liabilities	9	-	313,500	(166,540)	(1,681,500)
Other operating expenses	10	(573,172)	(1,672,235)	(1,180,313)	(2,742,401)

Total operating expenses		(741,762)	(1,521,688)	(1,767,575)	(5,029,838)

Loss from acquisition of a variable interest entity	1	-	-	(14,004)	-

Net loss from continuing operations before income taxes		(634,026)	(1,521,688)	(1,589,265)	(4,994,838)

Income tax expense	13	(991)	-	(1,011)	-

Net loss from continuing operations		$(635,017)	$(1,521,688)	$(1,590,276)	$(4,994,838)

Net income (loss) from discontinued operations	6	-	(613,604)	10,072,629	(3,286,906)

Net income (loss)		$(635,017)	$(2,135,292)	$8,482,353	$(8,281,744)

Income (loss) per share- basic and diluted	12	(0.026)	(0.118)	0.381	(0.477)
Net loss per share from continuing operations – basic and diluted	12	(0.026)	(0.084)	(0.071)	(0.288)
Net income (loss) per share from discontinued operations – basic and diluted	12	-	(0.034)	0.452	(0.189)

Weighted Average Shares Outstanding-Basic and Diluted		24,595,612	18,092,369	22,290,464	17,371,183

Net income (loss)		$(635,017)	$(2,135,292)	$8,482,353	$(8,281,744)
Other comprehensive (loss) income
Foreign currency translation adjustment		211,638	14,699	(30,667)	43,987
Comprehensive income (loss)		$(423,379)	$(2,120,593)	$8,451,686	$(8,237,757)

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in	Subscription advanced from a	Accumulated	Accumulated other comprehensive
	Number	Amount	capital	shareholder	deficit	income (loss)	Total

Balance as at December 31, 2017	19,250,915	19,251	71,424,031	699,974	(81,534,396)	4,818,653	(4,572,487)

Issuance of common stocks and warrants to management	200,000	200	699,774	(699,974)	-	-	-
Issuance of common stocks in connection with class action settlement	950,000	950	1,476,591	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	4,194,697	4,195	3,261,175	-	-	-	3,265,370
Net income for the year	-	-	-	-	8,482,353	-	8,482,353
Foreign currency translation adjustments	-	-	-	-	-	(30,667)	(30,667)
Disposition of CCC BVI (Note 6)	-	-	(48,430,149)	-	48,430,149	(4,912,715)	(4,912,715)

Balance as at September 30, 2018 (unaudited)	24,595,612	24,596	28,431,422	-	(24,621,894)	(124,724)	3,709,395

CHINA COMMERCIAL CREDIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$8,482,353	$(8,281,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of operating lease assets	58,854	-
Depreciation of property and equipment	572	-
Loss on disposal of a used luxurious car	12,202
Gain on disposal of discontinued operations	(9,794,873)	-
Loss on acquisition of a variable interest entity	14,004	-
Shares issued for settlement against legal proceedings	943,860	-
Shares issued to executive officers and professional services	-	2,159,480
Changes in fair value of noncurrent liabilities	166,540	1,681,500
Changes in operating assets and liabilities:
Accounts receivable
Other assets	(1,047,300)	-
Other current liabilities	78,664	-
Other noncurrent liabilities	(1,311,000)	-
Net cash provided by operating activities from discontinued operations	992,334	3,192,135

Net Cash Used in Operating Activities	(1,403,790)	(1,248,629)

Cash Flows from Investing Activities:
Proceeds from disposal of a used luxurious car	122,481	-
Proceeds from disposal of discontinued operations	500,000	-
Acquisition of subsidiary, net of cash acquired	245	-
Purchase of operating lease assets	(1,882,476)	-
Purchase of property and equipment	(5,945)	-
Loan disbursed to a third party	(1,473,458)	-
Net cash (used in) provided by investing activities from discontinued operations	(1,270,070)	1,905,807

Net Cash (Used in) Provided by Investing Activities	(4,009,223)	1,905,807

Cash Flows From Financing Activities:
Borrowings from bank	1,473,458	-
Borrowings from a related party	153,485	-
Cash raised in private placement	3,265,371	1,560,000

Net Cash Provided by Financing Activities	4,892,314	1,560,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(297)	44,789

Net Increase (Decrease) In Cash and Cash Equivalents	(520,996)	2,261,967
Cash and Cash Equivalents at Beginning of Period	1,359,630	768,501
Cash and Cash Equivalents at End of Period	$838,634	$3,030,468

See notes to the consolidated financial statements

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

		June 19,
	Note	2018
		(unaudited)
Cash		$245
Accrued expenses		13,759

Net liabilities of Youjiao on acquisition date		14,004

Cash consideration for the acquisition		-
Loss on acquisition		14,004

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On November 8, 2018, Hao Limo entered certain termination agreement with Beijing Youjiao and Aizhen Li to terminate the June Youjiao VIE Agreements (the “Termination Agreement”). The Termination Agreement became effective immediately upon its execution.

VIE AGREEMENTS WITH BEIJING TIANXING

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and Shun Li and Jialin Cui, the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management and operations. Beijing Tianxing has the requisite license to carry out used luxurious car leasing business in China.

Material terms of each of the Tianxing VIE Agreements are similar to those of Youjiao VIE Agreements.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

During the nine months ended September 30, 2018, Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) has acquired eight subsidiaries, each with a license to hold a car in Beijing  or Zhejiang. On acquisition date, the asset, liability and net asset of the eight companies are comprised of followings:

Name of the company	Acquisition date	Total asset	Total liability	Net asset	Cash consideration
Beijing Tianrenshijia Apparel Co., Ltd.	2018/5/16	-	-	-	-
Beijing Tongxingyi Feed Co., Ltd.	2018/5/22	-	-	-	-
Beijing Eignty Weili Technology Co., Ltd.	2018/5/23	-	-	-	-
Beijing Hongdu Creative Decoration Design Co., Ltd.	2018/7/23	-	-	-	-
Beijing Saikesheng Garments Co., Ltd.	2018/7/25	-	-	-	-
Beijing Yimingzhu Restaurant Management Co., Ltd.	2018/7/24	-	-	-	-
Beijing Ansitai Technology Co., Ltd.	2018/7/31	-	-	-	-
Zhuji Satellite Orbit Network Technology Co., Ltd.	2018/8/17	-	-	-	-

DESPOSITION OF CCC BVI

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The unaudited condensed interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed interim financial information as of September 30, 2018 and for the nine and three months ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 16, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed financial position as of September 30, 2018, its unaudited condensed results of operations for the nine and three months ended September 30, 2018 and 2017, and its unaudited condensed cash flows for the nine months ended Sep 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all wholly owned subsidiary’s VIEs over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. The Company has two VIEs – Beijing Youjiao and Beijing Tianxing, and Beijing Tianxing has eight subsidiaries (See Note 1 for subsidiary information), each of which is entitled to a license to hold a car in Beijing or Zhejiang.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company does not believe other recently issued but not yet effective accounting standards would have a material effect would have a material effect on the consolidated financial position, statements of operations and cash flows.

(c)	Recently adopted accounting standards

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements. The adoption of this guidance did not have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The adoption of this guidance did not have a material impact on its consolidated financial statements.

(d)	Business Combination

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

(e)	Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period.

(f)	Use of estimates

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Foreign currency translation

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

	September 30, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.8683	6.5064

	For the nine months ended June 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5153	6.8065

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

Pursuant to ASC 830-30-40-1, upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity shall be both:

a.	Removed from the separate component of equity

b.	Reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Fair value measurement

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

As of December 31, 2017, the Company’s other noncurrent liabilities represented the share settlement in class actions were measured at fair value within Level 1 by reference to the quoted market price per share as the Company is a public entity. The balance was settled during the nine months ended September 30, 2018.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Operating lease asset, net

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the three and nine months ended September 30, 2018. We accrue rental income on our operating leases when collection is reasonably assured.

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

(j)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 840, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the three and six months ended September 30, 2018, the Company generated income from operating lease of $140,856 and $237,577, respectively.

(k)	Income taxes

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Income (loss) per share

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2018 and 2017. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

(m)	Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive foreign currency adjustments income. Comprehensive income (loss) is reported in the statements of operations and comprehensive income (loss).

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(n)	Commitments and contingencies

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

(o)	Share-based awards

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

(p)	Warrants

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Discontinued operation

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

As of September 30, 2018, the Company’s microcredit service segment met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of microcredit service segment are reported as a gain from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our microcredit service segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2017. For additional information, see Note 6, “Disposition of CCC BVI”.

(r)	Segment reporting

Our business had been organized into two reportable operating segments: (i) our microcredit service segment, and (ii) our luxury car leasing segment. However, due to changes in our organizational structure associated with the microcredit service segment as a discontinued operation (Note 2(p)), management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalent and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of September 30, 2018, the Company had cash balance of $838,634 and a positive working capital of $2,073,049. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On May 17, 2018 and June 19, 2018, Hao Limo entered into VIE Agreements with Beijing Youjiao and Beijing Tianxing. The key terms of these VIE Agreements are summarized in “Note 1 - Organization and Nature of Operation” above. As a result of the VIE Agreements, the Company classifies both Beijing Youjiao and Beijing Tianxing as VIEs.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Hao Limo is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Youjiao and Beijing Tianxing, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

Pursuant to the VIE Agreements, Beijing Youjiao and Beijing Tianxing each pays service fees equal to all of its net income to Hao Limo. At the same time, Hao Limo is entitled to receive all of their expected residual returns. The VIE Agreements are designed so that Beijing Youjiao and Beijing Tianxing each operates for the benefit of the Company. Accordingly, the accounts of Beijing Youjiao and Beijing Tianxing are both consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements.

In addition, as all of these VIE agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these VIE agreements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these VIE agreements, it may not be able to exert effective control over Beijing Youjiao and Beijing Tianxing and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Beijing Youjiao during May and June 2018 and through Beijing Tianxing and its subsidiaries from June. Current regulations in China permit Beijing Youjiao and Beijing Tianxing to pay dividends to the Company only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Beijing Youjiao and Beijing Tianxing to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement amounts and balances of the VIEs were included in the unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
	(unaudited)
Cash	5,849	-
Other assets	3,094,559	-
Operating lease assets, net	1,631,250	-
Property and equipment, net	5,096	-
Total assets	$4,736,754	$-

Short-term bank loans	1,397,726	-
Other current liabilities	3,134,494	-
Total liabilities	$4,532,220	$-

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$140,849	$-	$237,885	$-
Net income	$338,758	$-	$346,765	$-

5.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As September 30, 2018, approximately $671,174 was deposited with a bank in the United States which was insured by the government up to $250,000. At September 30, 2018 and December 31, 2017, approximately $167,460 and $nil, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

5.	RISKS (CONTINUED)

(b)	Liquidity risk

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $671,174 which was in U.S. dollars at September 30, 2018, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

6.	DESPOSITION OF CCC BVI

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

CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. CCC HK is the sole shareholder of PFL. Upon the Disposition, the Purchaser will become the sole shareholder of CCC BVI and as a result, assume all assets and obligations of all the subsidiaries and VIE entities owned or controlled by CCC BVI. Upon the closing of the transaction, the Company does not bear any contractual commitment or obligation to the microcredit business or the employees of CCC BVI and its subsidiaries and VIEs, nor to the Purchaser.

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

Reconciliation of the carrying amounts of assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheet.

	September 30, 2018	December 31, 2017
	(unaudited)
Carrying amounts of major classes of assets held for sale:
Cash	$-	$1,138,564
Loan receivable, net	-	4,064,921
Interest receivable	-	35,440
Other assets	-	566,729
Total assets of disposal group classified as held for sale	$-	$5,805,654
Carrying amounts of major classes of liabilities of discontinued operations:
Deposit payable	$-	$261,281
Accrual for financial guarantee services	-	9,270,882
Other current liabilities	-	166,440
Due to related parties	-	398,073
Income tax payable	-	330,095
Liabilities directly associated with the assets classified as held for sale	$-	10,426,771

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

6.	DESPOSITION OF CCC BVI (CONTINUED)

Reconciliation of the Amounts of Major Classes of Income from Operations to be Disposed Classified as Discontinued Operations in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	For the nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operations discontinued
Total interest and fees income	$106,985	$273,137
Reversal of provision (Provision) for loan losses	417,600	(2,486,811)
(Provision) Reversal of provision for financial guarantee services	(104,229)	(830,140)
Non-interest expenses	(142,600)	(243,092)
Net gain from discontinued operations	9,794,873	-
Net income (loss) from discontinued operations	$10,072,629	$(3,286,906)

7.	OTHER CURRENT ASSETS

	September 30, 2018	December 31, 2017
	(unaudited)
Loan receivable due from a third party	1,397,726	-
Advance to employees for purchase of operating lease assets	$1,111,626	$-
Petty cash	212,401
Deferred rental expenses	60,313	-
Due from a shareholder	29,119
Others	52,719	-
	$2,868,404	$-

As of September 30, 2018, the balance of advance to employees for purchase of operating lease assets represents the amount advanced to the Company’s management and staff for purchase of used luxurious cars.

During the nine months ended September 30, 2018, the Company disbursed a loan of $1,473,458 to a third party. The loan to the third party is interest free and is due within twelve months since its disbursement.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

8.	OPERATING LEASE ASSETS, NET

The Company started its used luxurious car leasing business in China since May 2018.

During the nine months ended September 30, 2018, the Company purchased six used luxurious cars and disposed of one car. As of the September 30, 2018, the Company had investments in five used luxurious cars. The balance of the used luxurious cars is comprised of the following:

	Useful life	September 30, 2018	December 31, 2017
		(unaudited)
Used luxurious cars	9	$1,683,803	$-
Less: accumulated depreciation		(52,553)	-
Operating lease asset, net		$1,631,250	$-

During the three and nine months ended September 30, 2018, the Company incurred depreciation expenses on these cars of $58,854. No impairment was recognized in the six months ended June 30, 2018.

In August 2018, the Company sold a used car with net book value $134,683 in exchange for a consideration of $122,481. As a result, the Company incurred a loss of $12,202 from the disposal.

In May and July, 2018, the Company pledged one and one luxurious cars for a one-year period and a three-month period for loan, respectively. In October 15, 2018, the pledge of the latter car was released.

9.	OTHER NONCURRENT LIABILITIES

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued provision for share settlement against legal proceedings	$-	$1,311,000

	$-	$1,311,000

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

9.	OTHER NONCURRENT LIABILITIES (CONTINUED)

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

The Company recorded expenses of $166,540 and $nil for the nine and three months ended September 30, 2018 under the account of “Changes in fair value of noncurrent liabilities”. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date. The movement of the other noncurrent liabilities during the nine months ended September 30, 2018 was as follows:

For the nine months ended September 30, 2018

	Number of shares settled	Share price	Other noncurrent liabilities
As of December 31, 2017	950,000	$1.38	$1,311,000
Class action settlement expenses – changes in fair value of stock portion	-	$-	166,540
Share settlement of 712,500 shares	(712,500)	$1.68	(1,197,000)
Share settlement of 237,500 shares	(237,500)	$1.18	(280,540)
As of September 30, 2018	-		$-

10.	OTHER OPERATING EXPENSE

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation and amortization	$26,826	$-	$26,924	$-
Travel expenses	42,344	14,569	103,827	28,113
Entertainment expenses	1,795	-	2,377	-
Promotion expenses	4,981	-	20,924	-
Legal and consulting expenses	338,750	1,530,283	701,184	2,398,283
Car expenses	6,616	-	25,382	-
Bank charges	916	460	1,861	1,150
Audit-related expense	40,000	78,458	78,990	175,944
Maintenance expenses	31,244	-	31,244	-
Other tax expenses	-	-	44,369	-
Other expenses	79,700	48,465	143,231	138,911
Total	$573,172	$1,672,235	$1,180,313	$2,742,401

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

11.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

On December 1, 2017, the Company has entered into a securities purchase agreement with Mr. Yang Jie, a significant shareholder and Vice President of Finance of the Company and Mr. Long Yi, the Chief Financial Officer of the Company to sell 150,000 and 50,000 common shares, respectively, at a per share price of US$3.5, in the total amount of US$525,000 and US$175,000, respectively. On February 20, 2018, the Company issued 50,000 shares of common stocks and warrants to purchase 20,000 shares of common stocks at $4.20 to Mr. Long Yi. On May 15, 2018, the Company issued 150,000 shares of common stocks and warrants to purchase 60,000 shares of common stocks at $4.20 to Mr. Jie Yang.

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

	Number of shares issued	Per share purchase price	Capital raised
April 11, 2018	649,350	$0.77	$500,000
May 10, 2018	1,336,314	$0.78	1,042,324
May 29, 2018	658,000	$0.78	513,240
May 29, 2018	982,996	$0.78	766,737
June 19, 2018	568,037	$0.78	443,069
	4,194,697		$3,265,370

As of September 30, 2018, there were 24,595,612 shares of common stock issued and outstanding.

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

On May 15, 2018, the Company issued warrants to purchase 60,000 shares to Mr. Jie Yang, as part of the private placements mentioned above. The warrant has an exercise price of $4.2 per share and is exercisable on the date of issuance and expire five years from the date of issuance. The fair value of the warrants aggregated $69,900, estimated by using the Black-Scholes valuation model.

As of September 30, 2018, the Company had outstanding warrants to purchase 273,370 shares with fair value of $280,830.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

11.	CAPITAL TRANSACTION (CONTINUED)

The balance of warrants as of September 30, 2018 and December 31, 2017 is comprised of the followings:

	September 30, 2018		December 31, 2017
	Number of warrants	Fair value of warrants	Number of warrants	Fair value of warrants
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Yang Jie	$218,370	$222,453	$158,370	$152,553
Long Yi	55,000	58,377	35,000	33,715
Total	$273,370	$280,830	$193,370	$186,268

12.	(LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(635,017)	$(2,135,292)	$8,482,353	$(8,281,744)

Weighted Average Shares Outstanding-Basic and Diluted	$24,595,612	$18,092,369	$22,290,464	$17,371,183

(Loss) Income per share- basic and diluted	$(0.026)	$(0.118)	$0.381	$(0.477)
Net loss per share from continuing operations – basic and diluted	$(0.026)	$(0.084)	$(0.071)	$(0.288)
Net (loss) income per share from discontinued operations – basic and diluted	$-	$(0.034)	$0.452	$(0.189)

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2018 and 2017. The number of warrants is excluded from the computation as the anti-dilutive effect.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2018 and 2017, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2018.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The Company does not have any current and deferred tax expenses for the three and nine months ended September 30, 2018 and 2017.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2018 and December 31, 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

14.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Due from related parties

As of September 30, 2018 and December 31, 2017, the balance of due from related parties was as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
One shareholder of the Company	$29,119	$-

	$29,119	$-

2)	Related party transactions

During the nine months ended September 30, 2018, the Company disbursed a loan of $29,119 to a shareholder. The loan is interest free and is due on demand.

15.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 during 2018. In addition, during the nine months ended September 30, 2018, we entered into one rental free office lease agreement with a third party and one office lease agreement with monthly rental fee of $5,506 with a third party which expires in September 2020. The following table sets forth the Company’s contractual obligations as of September 30, 2018 in future periods:

Rental payments

Year ending June 30, 2019	$67,808
Year ending June 30, 2020	-
Total	$67,808

2)	Contingencies

a)	2014 Class Action litigation

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Form 10-Q, the Company is working with its counsel and the escrow agent to complete such cancelation.

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

b)	2015 Derivative action

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichun Qin, et al., Case No. 15-cv-806 (the “Action”). The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy are the only defendants who have been served. On April 17, 2015, Plaintiff amended the complaint in the Action. Plaintiff’s Amended Verified Shareholder Derivative Complaint (“Amended Complaint”) has alleged that the individual defendants breached their fiduciary duties as officers and directors of the Company by causing the Company to issue false or misleading statements concerning its: (i) lending and underwriting practices; (ii) loan quality of direct and guarantee loans; (iii) allowance and provision for loan losses; (iv) accrual and provision for financial guarantee loans; (v) liquidity credit risk; (vi) compliance with Generally Accounting Principles (“GAAP”); and (vii) internal controls. Additionally, Plaintiff has alleged in the Amended Complaint that the Individual Defendants breached their fiduciary duties by allegedly allowing Defendant Huichun Qin to pilfer approximately $1.1 million from the Company.

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

On or about August 22, 2018, our litigation counsel noticed their appearance in the Action. The parties filed a Joint Status Report on August 22, 2018, advising the Court that the parties continued to have discussions regarding a potential resolution of the matter. The parties have come to a potential agreement regarding a monetary settlement. However, the parties continue to discuss the non-monetary aspects of a potential resolution, and have filed a Joint Status Report on November 1, 2018, requesting a brief amount of time to complete its settlement discussions and resolve the matter.

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

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

16.	CORRECTION OF ERROR

During the course of preparing the 2017 consolidated financial statements, certain errors to the previously issued unaudited condensed consolidated financial statements appearing in the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 filed with SEC on November 14, 2017, were discovered by management. The errors related to the accounting of the settlement shares agreed upon per the Stipulation (See Note 9). These settlement shares have not been issued until January 19, 2018 and April 10, 2018, respectively. These settlement shares should be recorded in accordance with ASC 450-20, Loss Contingencies, and as a result the share settlement should be also accounted for as a liability measured at market value of share price rather than accounting for contracts to be settled with the Company’s own equity. After the errors have been quantified, the previously-issued financial statements have been evaluated to determine whether they are materially misstated in accordance with guidance provided in SAB Topic 99 and the Company has concluded the previously-issued 2016 consolidated financial statements are not materially misstated and the errors will be corrected prospectively.  As a result, the Company made the corrections to the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2017 contained in this Form 10-Q.

The effects of the restatement on the Company’s condensed consolidated statements of operations and comprehensive loss and earnings per share for the three and nine months ended September 30, 2017 are as follows:

	For The Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated

Changes in fair value of other noncurrent liabilities	(1,838,500)	175,000	(1,681,500)
Total operating expenses from continuing operations	(5,204,075)	175,000	(5,029,838)
Loss Before Income Taxes	(4,994,838)	175,000	(4,819,838)
Net Loss	(8,281,744)	175,000	(8,106,744)
Loss per Share- Basic and Diluted	(0.477)	(0.000)	(0.477)
Comprehensive loss	$(8,412,757)	$175,000	$(8,237,757)

The effects of the restatement on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2017 are as follows:

	For The Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated
Net loss	$(8,281,744)	$175,000	$(8,106,744)
Changes in fair value of other noncurrent liabilities	$1,838,500	$175,000	$1,681,500

CHINA COMMERCIAL CREDIT, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

17.	RECEIPT OF NASDAQ DEFICIENCY NOTICE

On February 28, 2018, the company received a letter (the “Notification Letter”) from The NASDAQ Stock Market LLC (“ Nasdaq”) notifying the Company that it is not in compliance with the minimum Market Value of Listed Securities (MVLS) requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS of $35 million. Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet a minimum MVLS exists if the deficiency continues for a period of 30 consecutive business days. Based upon Nasdaq’s review of the Company’s MVLS for the last 30 consecutive business days, the Company no longer meets the minimum MVLS requirement. The Nasdaq staff noted the Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). The Notification Letter does not impact the Company’s listing on the Nasdaq Capital Market at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided 180 calendar days, or until August 27, 2018, to regain compliance with Nasdaq Listing Rule 5550(b)(2).

On August 22, 2018, the Company received a letter from Nasdaq notifying the Company that based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed on August 17, 2018, in which it reported stockholders’ equity of $4,132,773, Nasdaq has determined that the Company satisfies the $2.5 million stockholders’ equity requirement under Listing Rule 5550(b)(1) and this matter is now closed.

On September 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LL notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until March 4, 2019 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

If the Company does not regain compliance during such 180-day period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company has been evaluating options available to regain compliance and to timely submit evidence of compliance. There can be no assurance that the Company’s plan will be accepted or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

18.	SUBSEQUENT EVENT

1) On October 16, 2018, the Company completed private placement of convertible promissory notes to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act in the original principal amount of $312,170, convertible into shares of common stock of the Company at a per share conversion price of $0.6. If the notes are fully converted, the Company will issue an aggregate of 520,283 shares of common stock. In addition, the Company is obliged to pay interest on the outstanding balance of principal amount at the rate of 8% per annum until the note is paid in full. The net proceeds of the private placement was used by the Company as working capital.

2) TX Kunlun obtained necessary license to conduct the used luxurious car leasing business and other related business on June 2018. Since then TX Kunlun has been our major operating entity. Management decided to terminate Beijing Youjiao via agreement to improve efficiency and save administrative costs.

On November 8, 2018, Hao Limo entered certain termination agreement with Beijing Youjiao and Aizhen Li to terminate the June Youjiao VIE Agreements (the “Termination Agreement”). The Termination Agreement became effective immediately upon its execution.

3) On November 15, 2018, Mr. Chenguang Kang resigned from his positions as Chief Executive Officer (“CEO”), President and a director of the Company effective November 20, 2018. Mr. Kang’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

The Company’s board of directors (the “Board”), upon recommendation by the Nomination Committee of the Board, appointed Mr. Jiaxi Gao as CEO and President of the Company and elected him as a director of the Board of to fill the vacancy to be created by the resignation of Mr. Gao effective November 20, 2018.

The Company entered into an executive employment agreement (the “Employment Agreement”) with Mr. Gao on November 15, 2018, pursuant to which he shall receive 800,000 restricted shares as inducement for his employment. The Compensation Committee of the Company approved such compensation. Such restricted shares shall vest in four quarterly installments starting from January 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of June 30, 2018, the Company had two lines of business: one was the direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in the city of Wujiang, Jiangsu Province; and the other one was the used luxurious car leasing business which was started in May 2018.

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

In May 2018, the Company launched a used luxurious car leasing business, which was carried out by the Company’s VIE entity, Beijing Youjiao Technology Limited (“Beijing Youjiao”) during May and June and by Tianxing Kunlun Technology Co. Ltd (“TX Kunlun”) from June till now.

VIE agreements with Beijing Youjiao and TX Kunlun

On May 10, 2018. Beijing Youjiao, Aizhen Li, the sole shareholder of Beijing Youjiao and our former indirect subsidiary, Wujiang Luxiang Information Technology Consulting Co. Ltd., (“WFOE”), entered into a series of contractual agreements including, Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Share Pledge Agreement and the Powers of Attorney (the “May Youjiao VIE Agreements”). The May Youjiao VIE Agreements were designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of the VIE Agreements is solely to give WFOE the exclusive control over Beijing Youjiao’s management and operations. We entered into the May Youjiao VIE Agreements because Beijing Youjiao has the requisite license to carry out used luxurious car leasing business in China.

In anticipation of the Disposition, on June 19, 2018, WFOE entered into certain termination agreement with Beijing Youjiao and Aizhen Li pursuant to which the May Youjiao VIE Agreements was terminated immediately.

On the same day, our indirectly wholly owned subsidiary Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”) entered into a series of agreements (the “June Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The June Youjiao VIE Agreements were designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of the Youjiao VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Youjiao’s management and operations.

On May 17, 2018, Hao Limo entered into a series of agreements with Tianxing Kunlun Technology Co. Ltd (“TX Kunlun”) and Shun Li and Jialin Cui, the shareholders of TX Kunlun pursuant to which Hao Limo was provided with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of TX Kunlun, including absolute control rights and the rights to the management, operations, assets, property and revenue of TX Kunlun. TX Kunlun obtained necessary license to conduct the used luxurious car leasing business and other related business on June 2018. Since then TX Kunlun has been our major operating entity. Management decided to terminate Beijing Youjiao via agreement to improve efficiency and save administrative costs.

On November 8, 2018, Hao Limo entered certain termination agreement with Beijing Youjiao and Aizhen Li to terminate the June Youjiao VIE Agreements (the “Termination Agreement”). The Termination Agreement became effective immediately upon its execution.

Our Current Business

During the quarter ended September 30, 2018, the Company, through Tianxing Kunlun Technology Co. Ltd (“TX Kunlun”), which was controlled by the Company via contractual arrangements, offers our customers the opportunity to rent luxurious pre-owned automobiles in Beijing. During the nine months ended September 30, 2018, the Company purchased six used luxurious cars for operating lease services and generated operating lease income of US$237,577 from the leasing business.

Our Inventory and Vehicle Acquisition Process

Currently we have six used luxurious cars valued at approximately USD 1.88 million, including a white Ferrari 458, a white Land Rover (Range Rover Executive Edition), a blue Maserati Geberit dark, a blue McLaren 570GT, a red Ferrari 458 Spider and a Tesla Model X 100D. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repaire and maintenance history, accidents history, market scarcity, and etc. All the sellers of the six vehicles we own are individuals.

Pursuant to local Beijing laws, each entity in Beijing has its quotas to purchase and own vehicles, even for auto leasing businesses. Therefore, all the six vehicles are owned by TX Kunlun’s wholly-owned subsidiaries while managed by TX Kunlun. The purchase price of the vehicles we currently own ranges from 50% to 80% of that of the new vehicles.

We intend to purchase thirty pre-owned luxurious vehicles by the end of 2018 assuming we can secure sufficient funding from equity and/or debt financing. Management are under negotiation with a number of Chinese financial institutions, including investment management companies and crowdfunding platforms, regarding capital raising. However, we cannot assure you that we will be able to raise sufficient funds from these or other sources to achieve our business goal.

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

We conduct comprehensive credit check against customers who placed orders. We work with credit rating platform such as JD Wanxiang and TYi Onine to evaluate the customer’s credit. We may reject the order for any reason including unacceptable credit rating. Once an order is accepted, we will require deposit ranging from US$7,500 and US$15,000 based on the vehicle being ordered and the customer’s credit score. The deposit consists of vehicle deposit and traffic violation deposit. Customer can confirm the time and place for vehicle delivery and rental term via SNS messages, phone calls or face-to-face communication with our sales personnel. After then, our sales personnel will deliver the vehicle to the customers as designated. The customer, before signing the car rental agreement, will inspect the vehicle in person and pay the rent along with the deposit in credit card, Wechat Pay or Alipay. The customer is responsible for the gas, the toll, and any other expenses related to the use of the vehicle during the rental term.

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

In addition to direct renting to customers, we intend to rent to other auto rental companies as a wholesale model. We and our peer companies plan to form vehicle pool consisting of all available pre-owned vehicles.  When a customer placed an order via a company while it does not have such vehicles available, vehicles of company B in such pool will be delivered to company A at its request.

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

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

	For the Three Months Ended September 30,		Change
	2018	2017	Amount	%
Lease income and other interest income
Income from operating lease	$140,856	$-	140,856	>100%
Interests on deposits with banks	2,216	-	2,216	>100%

Total lease income and other interest income	143,072	-	143,072	>100%

Net depreciation expense on operating lease assets	(35,336)	-	(35,336)	>100%
				>100%
Net Revenue	107,736	-	107,736	>100%

Operating expenses
Salaries and employee surcharge	(151,645)	(155,411)	3,766	-2%
Rental expenses	(16,234)	(7,542)	(8,692)	115%
Business taxes and surcharge	(711)	-	(711)	>100%
Changes in fair value of noncurrent liabilities	-	313,500	(313,500)	-100%
Other operating expenses	(573,172)	(1,672,235)	1,099,063	-66%

Total operating expenses	(741,762)	(1,521,688)	779,926	-51%

Net loss from continuing operations before income taxes	(634,026)	(1,521,688)	887,662	-58%
Income tax expense	(991)	-	(991)	>100%

Net loss from continuing operations	(635,017)	(1,521,688)	886,671	-58%

Net loss from discontinued operations	-	(613,604)	613,604	-100%

Net loss	$(635,017)	$(2,135,292)	1,500,275	-70%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. During the three months ended September 30, 2018, the Company the Company disposed one of the six used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$140,856.

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not have any operations, we did not generate any revenues for the three months ended September 30, 2017.

Net depreciation expense on operating lease assets

The net depreciation expense on operating lease assets represents the depreciation expenses of used luxurious cars. During the three months ended September 30, 2017, net depreciation expense on operating lease assets was nil.

Operating Expenses

Operating expenses decreased from US$1,521,688 for the three months ended September 30, 2017 to US$741,762 for the three months ended September 30, 2018, representing a decrease of US$779,926, or 51%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease was mainly attributable to combined effects of a change of US$313,500 of changes in fair value of noncurrent liabilities, as the share settlement was closed in April 2018 and no expenses incurred in relation to changes in share price during the three months ended September 30, 2018; and a decrease of transaction expenses of $1,356,285 in relation to the reverse acquisition with Sorghum.

Net loss from discontinued operations

The Company disposed of the discontinued operation in June 2018. During the three months ended September 30, 2018, no net income was generated from discontinued operations.

For details of discontinued operations, please refer to Note 6 of our Unaudited Consolidated Financial Statements included in Form 10-Q.

Net loss

As a result of the foregoing, net loss for the three months ended September 30, 2018 was $635,017 representing a decrease of $1,500,275 from net loss of $2,135,292 for the three months ended September 30, 2017.

Results of Operations

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

	For the Nine Months Ended September 30,		Change
	2018	2017	Amount	%
Lease income and other interest income
Income from operating lease	$237,577	$-	237,577	>100%
Interests on deposits with banks	2,531	35,000	(32,469)	-93%

Total lease income and other interest income	240,108	35,000	205,108	586%

Net depreciation expense on operating lease assets	(47,794)	-	(47,794)	>100%

Net Revenue	192,314	35,000	157,314	449%

Operating expenses
Salaries and employee surcharge	(377,244)	(583,615)	206,371	-35%
Rental expenses	(42,623)	(22,322)	(20,301)	91%
Business taxes and surcharge	(855)	-	(855)	>100%
Changes in fair value of noncurrent liabilities	(166,540)	(1,681,500)	1,514,960	-90%
Other operating expenses	(1,180,313)	(2,742,401)	1,562,088	-57%

Total operating expenses	(1,767,575)	(5,029,838)	3,262,263	-65%

Loss from acquisition of a variable interest entity	(14,004)	-	(14,004)	>100%

Net loss from continuing operations before income taxes	(1,589,265)	(4,994,838)	3,405,573	-68%
Income tax expense	(1,011)	-	(1,011)	>100%

Net loss from continuing operations	(1,590,276)	(4,994,838)	3,404,562	-68%

Net income (loss) from discontinued operations	10,072,629	(3,286,906)	13,359,535	-406%

Net income (loss)	$8,482,353	$(8,281,744)	16,764,097	-202%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. During the nine months ended September 30, 2018, the Company purchased six used luxurious cars for the purpose of operating lease. Later in August 2018, the Company disposed one of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$237,577.

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not have any operations, we did not generate any revenues for the nine months ended September 30, 2017.

Net depreciation expense on operating lease assets

The net depreciation expense on operating lease assets represents the depreciation expenses of used luxurious cars. During the nine months ended September 30,, 2017, net depreciation expense on operating lease assets was nil.

Operating Expenses

Operating expenses decreased from US$5,029,838 for the nine months ended September 30, 2017 to US$1,767,575 for the nine months ended September 30, 2018, representing a decrease of US$3,262,263, or 65%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease was mainly attributable to combined effects of a decrease of US$1,514,960 of changes in fair value of noncurrent liabilities, as the changes in share price during the period between January 1, 2018 and the date of share settlement is far less than that during the nine months ended September 30, 2017; and a decrease of transaction expenses of $2,136,285 in relation to the reverse acquisition with Sorghum..

Net income (loss) from discontinued operations

During the nine months ended September 30, 2018, the net income from discontinued operations was comprised of a net loss of $277,756 from discontinued operations against a gain of $9,794,873 from disposal of the discontinued operations.

For details of discontinued operations, please refer to Note 6 of our Unaudited Consolidated Financial Statements included in Form 10-Q.

Net income (loss)

As a result of the foregoing, net income for the nine months ended September 30, 2018 was $8,482,353 representing a change of $16,764,097 from net loss of $8,281,744 for the nine months ended September 30, 2017.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of net effects of discontinue of microcredit services and startup of used luxurious car business during the nine months ended September 30, 2018, net cash decreased from US$1,359,630 as of December 31, 2017 to US$838,634 as of September 30, 2018.

Liquidity

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalent and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of September 30, 2018, the Company had cash balance of $838,634 and a positive working capital of $2,073,049. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2018 and 2017, respectively:

	For the nine months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Net cash used in by operating activities	$(1,403,790)	$(1,248,629)
Net cash (used in) provided by investing activities	(4,009,223)	1,905,807
Net cash provided by financing activities	4,892,314	1,560,000
Effects of exchange rate changes on cash	(297)	44,789
Net cash (outflow)/ inflow	$(520,996)	$2,261,967

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, we had a cash outflow from operating activities of US$1,403,790, an increase of cash outflow of US$155,161 from a cash outflow of US$1,248,629 for the same period of last year. We generated a net income for the nine months ended September 30, 2018 of US$8,482,353, a change of US$16,764,087 from the nine months ended September 30, 2017, during which we incurred a net loss of US$8,281,734. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of US$9,794,873.

●	A decrease in the changes in fair value of noncurrent liabilities of US$1,514,960 as a result of the share price fluctuation during the period from January 1, 2018 to share settlement date is far less than that during the nine months ended September 30, 2017, and share settlement of US$1,311,000;

●	A decrease in shares issued to executive officers and professional services of US$2,159,480 as the Company did not issue shares to management and professional services during the nine months ended September 30, 2018 while the Company issued shares for the same period ended September 30, 2017 for the efforts in reverse acquisition transaction with Sorghum;

●	A decrease in cash provided by operating activities from discontinued operations of US$2,199,791.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was US$4,009,223 as compared to net cash provided by investing activities of US$1,905,807 for the nine months ended September 30, 2017. The cash used in investing activities for the nine months ended September 30, 2018 was net effects of purchase of six used luxurious cars of $1,882,476, loan disbursement of $1,473,458 to a third party, and net cash of $1,270,070 used in investing activities from discontinued operation netting off against proceeds of $500,000 from disposal of discontinued operations and proceeds of $122,481 from disposal of one used luxurious car in August 2018. The cash provided by investing activities for the nine months ended September 30, 2017 was mainly caused by net cash provided by investing activities from discontinued operation.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2018, the cash provided by financing activities is mainly attributable to a bank borrowing of $1,473,458, a loan borrowed from a third party of $153,485, and capital of $3,265,371 raised from private placements.

During the nine months ended September 30, 2017, the Company raised proceeds of $1,560,000 from private placements.

Contractual Obligations

As of September 30, 2018, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$67,808	$67,808	$-	-	-	-
	$67,808	$67,808	$-	$-	$-	$-

(1)	We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 during the year ended December 31, 2018.
(2)	During the nine months ended September 30, 2018, we entered into one rental free office lease agreement with a third party and one office lease agreement with monthly rental fee of $5,506 with a third party which expires in September 2020.

Critical Accounting Policies

Please refer to Note 2 of our Unaudited Condensed Consolidated Financial Statements included in this Form 10Q for details of our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2(b) of our Unaudited Consolidated Financial Statements included in Form 10-Q for details of our recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Form 10-Q, the Company is working with its counsel and the escrow agent to complete such cancelation.

2) 2015 Derivative Litigation:

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint in the United States District Court for the Southern District of New York, captioned Kiran Kodali v. Huichun Qin, et al., Case No. 15-cv-806 (the “Action”). The action alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Chunfang Shen, John F. Levy, Xiaofang Shen and Chunjiang Yu violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints. Kodali did not serve a demand upon the Company and alleges that demand is excused. The Company and Mr. Levy are the only defendants who have been served. On April 17, 2015, Plaintiff amended the complaint in the Action. Plaintiff’s Amended Verified Shareholder Derivative Complaint (“Amended Complaint”) has alleged that the individual defendants breached their fiduciary duties as officers and directors of the Company by causing the Company to issue false or misleading statements concerning its: (i) lending and underwriting practices; (ii) loan quality of direct and guarantee loans; (iii) allowance and provision for loan losses; (iv) accrual and provision for financial guarantee loans; (v) liquidity credit risk; (vi) compliance with Generally Accounting Principles (“GAAP”); and (vii) internal controls. Additionally, Plaintiff has alleged in the Amended Complaint that the Individual Defendants breached their fiduciary duties by allegedly allowing Defendant Huichun Qin to pilfer approximately $1.1 million from the Company.

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

On or about August 22, 2018, our litigation counsel noticed their appearance in the Action. The parties filed a Joint Status Report on August 22, 2018, advising the Court that the parties continued to have discussions regarding a potential resolution of the matter. The parties have come to a potential agreement regarding a monetary settlement. However, the parties continue to discuss the non-monetary aspects of a potential resolution, and have filed a Joint Status Report on November 1, 2018, requesting a brief amount of time to complete its settlement discussions and resolve the matter.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 02, 2018 and the 10-Q filed on August 17, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2018, the Company completed private placement of convertible promissory notes to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act in the original principal amount of $312,170, convertible into shares of common stock of the Company at a per share conversion price of $0.6. If the notes are fully converted, the Company will issue an aggregate of 520,283 shares of common stock. In addition, the Company is obliged to pay interest on the outstanding balance of principal amount at the rate of 8% per annum until the note is paid in full. The net proceeds of the private placement was used by the Company as working capital.

This issuance and sale are exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Resignation of Chenguang Kang

On November 15, 2018, Mr. Chenguang Kang resigned from his positions as Chief Executive Officer (“CEO”), President and a director of the Company effective November 20, 2018. Mr. Kang’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

Appointment of Jiaxi Gao

The Company’s board of directors (the “Board”), upon recommendation by the Nomination Committee of the Board, appointed Mr. Jiaxi Gao as CEO and President of the Company and elected him as a director of the Board of to fill the vacancy to be created by the resignation of Mr. Gao effective November 20, 2018.

The biographical information of Mr. Gao is set forth below.

Mr . Gao has served as the founder and CEO of Beijing Lexiang Technology (Beijing) Co., Ltd, a financial service company for auto from March 2016 to May 2018. Prior to that, Mr. Gao has served as the product architect in Baidu from January 2015 to February 2016. From August 2012 to August 2014, Mr. Gao has been the founder and CEO of Beijing Kuwangke Technology Co., Ltd., which operated the video media APP called LEBO. From March 2011 to June 2012, he served as the city manager in Meituan.com, a Hongkong listed company. Mr. Gao received a bachelor‘s degree in composition in Shenyang Conservatory of Music in 2009.The Board believes Mr. Gao’s extensive experience in online auto financial platform operation, accuse business aptitude and visionary management ability make him qualified as a director of the Company.

Mr. Gao does not have any family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

The Company entered into an executive employment agreement (the “Employment Agreement”) with Mr. Gao on November 15, 2018, pursuant to which he shall receive 800,000 restricted shares as inducement for his employment. The Compensation Committee of the Company approved such compensation. Such restricted shares shall vest in four quarterly installments starting from January 2019. The Employment Agreement is qualified in its entirety by reference to the complete text of the agreement, which is filed hereto as Exhibits 10.9.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2*	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant , incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
10.1*	Exclusive Business Cooperation Agreement by and between HAO LIMO and Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2018)
10.2*	Share Pledge Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2018)
10.3*	Exclusive Option Agreement by and between HAO LIMO and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2018)
10.4*	Power of Attorney by Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 25, 2018)
10.5*	Timely Reporting Agreement by and between the Company and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 25, 2018)
10.6*	Termination Agreement by and between WOFE and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 25, 2018)
10.7*	Share Purchase Agreement by and among the Company, CCC BVI, and HK XU DING CO, LIMITED dated June 19, 2018 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 25, 2018)
10.8**	Termination Agreement dated November 8, 2018 by and between Hao Limo Technology (Beijing) Co., Ltd. and Beijing Youjiao Technology Limited
10.9**	Employment Agreement dated November 15, 2018 by and between t China Commercial Credit, Inc. and Jiaxi Gao
16.1*	Letter from Marcum Bernstein and Pinchuk LLP to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on June 28, 2018)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA COMMERCIAL CREDIT, INC.

Date: November 15, 2018	By:	/s/ Chenguang Kang
	Name:	Chenguang Kang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)