Form 10-K
period 2018-12-31
China Bat Group, Inc.
filed 2019-04-05
CIK 1556266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-36055

China Bat Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 104, No. 33 Section D, No. 6 Middle Xierqi Road, Haidian District, Beijing, China	100085
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 (010) 59441080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $.001	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2018, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $26 million based on the closing price of $1.12 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of April 5, 2019, there were 5,526,992 shares of the Company’s common stock issued and outstanding.

China Bat Group, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

i

All references to “we,” “us,” “our,” “GLG,” “Company,” “Registrant” or similar terms used in this report refer to China Bat Group, Inc., a Delaware corporation (“GLG”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates. We conduct our business through our operating entity, Tianxing Kunlun Technology Co., Ltd. (“Beijing Tianxing”), which is a VIE controlled by Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), a wholly-owned subsidiary of ours, through a series of contractual arrangements.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient fund to expand our operations;

●	attract, retain and motivate talented employees;

●	a decrease in demand for automobiles renting and weakness in the automotive industry generally;

●	navigate an evolving regulatory environment; and

●	defend ourselves against litigation, regulatory, privacy or other claims.

●	Development of a liquid trading market for our securities; and

●	Our plan to maintain compliance with NASDAQ continue listing requirement

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

General

China Bat Group, Inc., (formerly known as China Commercial Credit, Inc.) has become a used luxurious car leasing business operating in China, after it disposed its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals (the “Micro-lending Business”) in July 2018. Our mission is to fill the significant void in the market place by serving business professionals, luxury car enthusiasts and other customers with luxury car rental services, which has been under-served due to the growing demand from the country’s rapid expansion of the middle class. Our current operations consist of renting out our luxurious pre-owned automobiles from its stores in the municipalities of Beijing and Tianjin, as well as in the Hebei province.

The Company operates a luxurious car business that is conducted under the brand name “Batcar” through the Company’s VIE entity, Beijing Tianxing Kunlun Technology Co. Ltd (“Beijing Tianxing”), from its headquarters in Beijing.

Our Current Business

During the six months ended December 31, 2018, the Company, through Beijing Tianxing, which was controlled by the Company via contractual arrangements, offers our customers the opportunity to rent luxurious pre-owned automobiles in Beijing, Tianjin and Hebei. As of the date of this report, the Company provides over 16 brands and over 60 types of high-end cars for leasing, of which eight cars are owned by the Company. The remaining cars are owned by various peer companies and are offered by them to other peer companies in a car pool. As a member of the car pool, the Company is able to lease the cars of its peer companies at a discounted rate and thereby provide an increased variety of high-end cars to its customers. During the year ended December 31, 2018, the Company purchased seven used luxurious cars and disposed of one used luxurious car for operating lease services and generated operating lease income of US$488,062 from the leasing business.

By the end of December 31, 2018, the Company had six luxurious cars in stock and purchased two additional cars as of the date of filing this annual report on Form 10-K. Management is undergoing negotiations with a number of Chinese financial institutions, including investment management companies, regarding capital raising. However, we cannot assure you that we will be able to raise sufficient funds from these or other sources to achieve our business goal of increasing our stock of luxurious cars and expanding our operations into other cities such as Shanghai, Chengdu, Shenzhen, Sanya, and Xiamen. As of the date of this report, the Company has completed the preparatory work necessary to begin official operations in Shanghai and Chengdu.

Disposition of the Micro-lending Business

Historically, our core business has been the Micro-lending business conducted through Wujiang Luxiang Rural Microcredit Co., Ltd. (“Wujiang Luxiang”), an entity we controlled via certain contractual arrangements and Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”), our wholly owned subsidiary. However, since 2016, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Twelve of fourteen microcredit companies in the Wujiang area went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. For the year ended December 31, 2017, we had a loss of $5,486,667 and a net loss of $10,699,740 compared to a revenue of $2,246,807 and net loss of $2,580,136 in 2016, a change of 344% and an increase of 315%, respectively. As a result of the deteriorating economic condition, we experienced a substantial increase in the amount of default loans in both our direct lending and guarantee business. The amount of underlying loans we guaranteed has been increased by 6.7% to $11.6 million as of December 31, 2017 compared to $10.9 million as of December 31, 2016. As of March 31, 2018, eleven cases against the Company were finally adjudicated by the Court, in which the Company was jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $6.91 million. Additionally, three cases against the Company have not been adjudicated by the Court, in which the Company is jointly liable, together with the defaulted customers and other guarantees, to repayment the principal, interest and penalties of $2.97 million. In addition, the Department of Finance of Wujiang region has been evaluating the collection and performance of Wujiang Luxiang and may initiate proceeding to revoke Wujiang Luxiang’s business license if the operation is not improved. The Company’s financial leasing business has been on hold since October 2015 after we signed two leasing contracts worth a total of total $4.88 million February 2015. We did not have further funds to deploy in the financial leasing business and plan to hold off expansion of the leasing business

On February 28, 2018, we received a letter (the “Notification Letter”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum of $35 million Market Value of Listed Securities (MVLS) requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS. The Company was provided one hundred and eighty calendar days, or until August 27, 2018, to regain compliance with the MVLS requirement.

The Company believed it is very difficult, if possible at all, to make collections on the default loans and guarantee obligations paid on behalf of guarantees. As of March 31, 2018, the Company has a stockholder deficit (or so-called negative net asset) of approximately $4.5 million. Management believes, if we keep operating the micro-lending, loan guarantee and financial leasing business, we will not be able to achieve the necessary minimum stockholder equity requirement or the minimum of $35 million MVLS requirement as required by the Nasdaq Listing Rules to regain compliance by August 27, 2018. As such, the Company sought to dispose the Micro-lending Business while focusing on the luxurious car leasing or engage in other more profitable businesses.

On June 19, 2018, the Company, HK Xu Ding Co, Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“CCC BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE and PFL. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang.Pursuant to the Purchase Agreement, the Purchaser agreed to purchase CCC BVI in exchange of cash purchase price of $500,000. The transaction contemplated by the Purchase Agreement is hereby referred as Disposition.

The Disposition was approved by the board of directors of the Company. Benchmark Company, LLC rendered a fairness opinion in connection with the Disposition, indicating that the Consideration to be received by the Company in the transaction is fair to the Company’s shareholders from a financial point of view,

On July 10, 2018, the parties completed all the share transfer registration procedure as required by the laws of British Virgin Islands and all the other closing conditions have been satisfied, as a result, the Disposition contemplated by the Purchase Agreement is completed. Upon completion of the Disposition, Purchaser will become the sole shareholder of CCC BVI and as a result, assume all assets and obligations of all the subsidiaries and VIE entities owned or controlled by CCC BVI and the Company’s sole business became the leasing of used luxurious car carried out by the Company’s VIE entity.

Corporate Structure

China Bat Group, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on May 22, 2018, is wholly owned by the Company. HC High BVI wholly owns HC High Summit Limited (“HC High HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC on April 16, 2018. HC High HK is the sole shareholder of Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), a limited liability company formed under the laws of the PRC on May 10, 2018, which controls Beijing Tianxing, a company established under the laws of the PRC on April 17, 2018, through a series of contractual arrangements. As of the date of this report, Beijing Tianxing controls five subsidiaries, which are Beijing Tianrenshijia Apparel Co., Ltd., Beijing Tongxingyi Feed Co., Ltd., Beijing Eighty Weili Technology Co., Ltd., Beijing Saikesheng Garments Co., Ltd., Beijing Yimingzhu Restaurant Management Co., Ltd. Each of Beijing Tianxing’s subsidiaries own a license to hold at least one car in Beijing or Zhejiang.

Hao Limo had previously entered into VIE agreements with Beijing Youjiao Technology Limited (“Beijing Youjiao”) when its luxurious used car leasing business was launched during May and June of 2018. Those VIE agreements were later terminated on June 19, 2018 and November 8, 2018, respectively, to improve efficiency and save administrative costs. The Company now exclusively operates through Beijing Tianxing which is controlled by Hao Limo through a series of contractual arrangements.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)	Pursuant to a series of contractual arrangements, Hao Limo effectively controls and manages the business activities of Beijing Tianxing.

Contractual Arrangements between Hao Limo and Beijing Tianxing

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and Shun Li and Jialin Cui, the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the Tianxing VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management and operations. Beijing Tianxing has the requisite license to carry out used luxurious car leasing business in China.

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Beijing Tianxing and Hao Limo, Hao Limo provides Beijing Tianxing with technical support, consulting services and management services on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Beijing Tianxing granted an irrevocable and exclusive option to Hao Limo to purchase from Beijing Tianxing, any or all of Beijing Tianxing’s assets at the lowest purchase price permitted under the PRC laws. Should Hao Limo exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Beijing Tianxing by Hao Limo under this agreement, Hao Limo is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of Hao Limo based on the value of services rendered by Hao Limo and the actual income of Beijing Tianxing from time to time, which is substantially equal to all of the net income of Beijing Tianxing.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by Hao Limo with 30-day prior written notice. Beijing Tianxing does not have the right to terminate the agreement unilaterally. Hao Limo may unilaterally extend the term of this agreement with prior written notice.

Share Pledge Agreement

Under the Share Pledge Agreement among Beijing Tianxing, Shun Li, Jialin Cui and Hao Limo, Shun Li and Jialin Cui pledged all of their equity interests in Beijing Tianxing to Hao Limo to guarantee the performance of Beijing Tianxing’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in any event of default, as set forth in the Share Pledge Agreement, including that Beijing Tianxing, Shun Li or Jialin Cui breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Hao Limo, as pledgee, will be entitled to certain rights, including, but not limited to, the right to dispose of the pledged equity interest in accordance with applicable PRC laws. Hao Limo shall have the right to collect any and all dividends declared or generated in connection with the equity interest during the term of pledge.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Beijing Tianxing. Hao Limo shall cancel or terminate the Share Pledge Agreement upon Beijing Tianxing’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, Shun Li and Jialin Cui irrevocably granted Hao Limo (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Beijing Tianxing. The option price is equal to the capital paid in by Shun Li and Jialin Cui subject to any appraisal or restrictions required by applicable PRC laws and regulations.

The agreement remains effective for a term of ten years and may be renewed at Hao Limo’s election.

Power of Attorney

Under the Power of Attorney, Shun Li and Jialin Cui authorized Hao Limo to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association of Beijing Tianxing, including but not limited to the sale or transfer or pledge or disposition of shares held by Shun Li and Jialin Cui in part or in whole; and (c) designating and appointing on behalf of Shun Li and Jialin Cui the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Beijing Tianxing.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

This Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution of this Power of Attorney, so long as Shun Li and Jialin Cui are shareholders of Beijing Tianxing.

Timely Reporting Agreement

To ensure Beijing Tianxing promptly provides all of the information that Hao Limo and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Beijing Tianxing and the Company.

Under the Timely Reporting Agreement, Beijing Tianxing agreed that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement.

The Tianxing VIE Agreements became effective immediately upon their execution.

Recent Developments

On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect the following: (1) a name change (the “Name Change”) and (2) a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001 (the “Common Stock”) (collectively, the “Charter Amendment”). The Charter Amendment became effective on January 17, 2019.

On September 5, 2018, the Company received a notification letter from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company received a written notification from Nasdaq on February 19, 2019 indicating that the Company had regained compliance with the Minimum Bid Price Requirement based on the closing bid price of the Company’s Common Stock being at $1.00 per share or greater for ten consecutive business days, from January 17 through February 6, 2019.

Our Business

Since the launch of our luxurious car business in May till December 31, 2018, we offer our customers the opportunity to rent luxurious pre-owned automobiles in Beijing, Tianjin and Hebei. As of the date of this report, the Company provides over 16 brands and over 60 types of high-end cars for leasing, of which eight cars are owned by the Company. The remaining cars are owned by various peer companies and are offered by them to other peer companies in a car pool. As a member of the car pool, the Company is able to lease the cars of its peer companies at a discounted rate and thereby provide an increased variety of high-end cars to its customers. During the year ended December 31, 2018, the Company purchased seven used luxurious cars and disposed of one used luxurious car for operating lease services and generated operating lease income of US$488,062 from the leasing business.

Our Inventory and Vehicle Acquisition Process

During the year ended December 31, 2018, we have six used luxurious cars valued at approximately USD 1.63 million, including a white Ferrari 458, a white Land Rover (Range Rover Executive Edition), a blue Maserati Geberit dark, a blue McLaren 570GT, a red Ferrari 458 Spider, and a Mercedes-Benz G63. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repair and maintenance history, accidents history, market scarcity, and etc. All the sellers of the six vehicles we own are individuals.

Pursuant to local Beijing laws, each entity in Beijing has its quotas to purchase and own vehicles, even for auto leasing businesses. Therefore, all the six vehicles are owned by Beijing Tianxing’s wholly-owned subsidiaries while managed by Beijing Tianxing. The purchase price of the vehicles we currently own ranges from 50% to 80% of that of the new vehicles.

By the end of December 31, 2018, the Company had six luxurious cars in stock and purchased two additional cars as of the date of filing this annual report on Form 10-K. Management is undergoing negotiations with a number of Chinese financial institutions, including investment management companies, regarding capital raising. However, we cannot assure you that we will be able to raise sufficient funds from these or other sources to achieve our business goal of increasing our stock of luxurious cars and expanding our operations into other cities such as Shanghai, Chengdu, Shenzhen, Sanya, and Xiamen. As of the date of this report, the Company has completed the preparatory work necessary to begin official operations in Shanghai and Chengdu, and has already begun its car pooling service (defined below) with its peer companies in Shanghai.

Our Services

Renting Service

We rent our luxurious cars to both our individual and corporate customers from our stores in Beijing, Tianjin and Hebei. The rental price varies based on the rental term which ranges from one day to one month; the longer the rental term, the cheaper the price. The daily rental price is the highest, while the average weekly rental prices and average monthly rental prices are 10% to 20% and 20% to 30% cheaper, respectively, than that of the daily rental price.

Customers can confirm the time and place for vehicle delivery and rental term via SMS messages, phone calls or face-to-face communication with our sales personnel, as well as through our website and WeChat Applet. Our sales personnel will then deliver the vehicle to the customers as designated. The customer, before signing the car rental agreement, will inspect the vehicle in person and pay the rent along with the deposit with their credit card, Wechat Pay or Alipay. The customer is responsible for the gas, toll, and any other expenses related to the use of the vehicle during the rental term.

Our operations for our luxury vehicle leasing business consists of the following 7 steps:

1)	Pre-lease Preparation: Our asset management personnel are regularly scheduled to conduct comprehensive inspections, repairs, maintenance, and cleaning of the vehicles.
2)	Lease Preparation: Our sales personnel will introduce to the customer in detail information regarding our car rental conditions, price, distance and time limit, required procedures, the main contents of the rental contract terms, other rental instructions, and related services.
3)	Paperwork Preparation: Individual customers are required to provide their original identification card, driver’s license, and house or land ownership certificate. Corporate customers are required to provide their company’s business license, enterprise organization code certificate, and the legal person’s power of attorney and driver’s license.
4)	Signing the Contract: Before signing the contract, our personnel will repeat to the customer material terms of the rental contract. After filling in the vehicle’s information and other rental terms, the customer will be required to enter their personal information and sign the contract.
5)	Rent and Deposit Prepayment: The prepayment of rental fees and the deposit must be paid by the customer prior to renting the vehicle. The amount of the prepayment is determined by the rental duration and price of the vehicle.
6)	Delivery Inspection: When the vehicle is delivered to the customer, the sales personnel will hand over the vehicle key, instructions, and other accessories such as data cables and mobile phone holders. The sales personnel will then guide the customer through a thorough vehicle inspection including the exterior, steering system, braking system, lubrication system, coolant, tires, and lights. After the vehicle inspection is completed, the customer will be asked to fill in an inspection form, of which both the customer and the sales department will retain a copy.
7)	Guidance on Operating the Luxury Vehicle: The sales personnel will explain the operation of the luxury vehicle to the customer according to its performance and characteristics so as to mitigate any damage caused by mishandling. Customers will also be reminded to keep their communications open at all times during the rental period.

Car Pooling Service with Peer Companies

In addition to directly renting to customers, we also rent to other auto rental companies in a similar fashion but at a discounted rate. We and our peer companies have formed a vehicle pool consisting of all available pre-owned vehicles. In the scenario where a customer places a rental order with a company which does not currently have the requested vehicle in stock, another company in the vehicle pool possessing the requested vehicle will rent it to the company at a discounted price upon its request.

Risk Management

Credit Risks

We conduct comprehensive credit checks against customers who place orders. We work with credit rating platforms such as JD Wanxiang and TYi Online to evaluate the customers’ credit. We may reject the order for any reason, including unacceptable credit ratings. Once an order is accepted, we will require a deposit ranging from US$7,500 and US$15,000 based on the vehicle being ordered and the customers’ credit score. The deposit consists of a vehicle deposit and a traffic violation deposit.

Damage and Theft Risks

We have installed five GPS trackers on each of our vehicles to track the location of the vehicle, and the locations of the vehicles are monitored every hour. If it is discovered that the vehicle has been driven far away from its rental location, a warning will be issued to the driver by phone to demand the return of the vehicle to the city of its rental location. Once the rental period is over, the vehicle is to be returned to a designated location to our salesperson. In the event the vehicle is returned with no damage other than normal wear and tear, we will process the refund of the vehicle deposit on the next business day. The traffic deposit will be refunded after we receive traffic violation records associated with the vehicle from the local police (approximately a month after the return) showing no traffic violation.

If the following conditions occur, the corresponding fee will be deducted from the deposit. In the event that the amount of deposit to be deduced by the Company to the customer is lower than the payment to the damage or repair cost, the customer shall pay such deficiency to the Company. In the event that the amount of deposit to be paid by the Company is greater than the payment to the damage or repair cost, the Company shall refund such differences to the customer:

a)	If the vehicle is found to have any damage at the time of return, the vehicle deposit will be used for payment of repair cost;

b)	If the mileage exceeds certain a threshold, the customer will be required to pay extra fees;

c)	If the vehicle has less than 4/5 gasoline filled, a certain percentage of the deposit will not be refunded;

d)	If the customer violates traffic laws during the rental term, the corresponding penalty will be deducted from the deposit.

Marketing

Currently we market our services by our own sales personnel and online promotion. Our operation is branded as “Batcar.” We have launched a WeChat and Weibo public account to promote our services. We started to introduce our services via major search engines such as Zhida and Baidu. We also started to advertise on major search engines to acquire users. We are actively engaged in social media platforms such as Baidu Tieba, Tik Tok, Weibo, WeChat, and Zhihu. We plan to launch wider and deeper social media marketing in the near future. We also plan to advertise via offline channels.

In the future, we intend to acquire customers by working with more sizeable and established auto businesses.

Seasonality

Our car rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons.

Business Strategy

Our current business strategy is to increase our stock and variety of luxurious cars and expanding our operations into other cities such as Shanghai, Chengdu, Shenzhen, Sanya, and Xiamen. As of the date of this report, the Company has completed the preparatory work necessary to begin official operations in Shanghai and Chengdu. We are also actively seeking additional auto rental businesses to cooperate in adding to our growing vehicle pool so as to more efficiently and effectively serve our customers’ needs.

Competition

Although the barriers to entry in this industry are relatively high in terms of the capital investment required to purchase the luxurious vehicles, we operate in a competitive environment. Our competitors are located in the northern and eastern region of China, especially in Beijing and Shanghai.

Our management believes that the demand for our services are increasing. Our management considers, amongst others, the following to be our main competitors as we compete with them in at least one of the categories of the services sold by us:

Name	Place of Operations

Benson Car	6 Cities, 4 Provinces

Vagons Club	8 Cities, 6 Provinces

Sanda Group	19 Cities, 15 Provinces

We believe that growing our vehicle pool through our own acquisitions as well as through collaboration with more peer companies will consolidate our market position in the industry, while simultaneously decreasing the number of competitors by cooperating with them and pooling our resources for the common goal of expanding the high-end cars leasing market.

Competitors in our industry would also help increase the variety and quantity of high-end cars leasing industry, standardize and specialize customer service processes, to standardize and create a higher transparency in the pricing of the high-end car leasing industry, and to strengthen the risk control system of the entire industry.

Competitive Strengths

●	Our ability to acquire customers through advertising on the promotion channels of major search engines and social media, such as Baidu, 58, Wechat, and Weibo, using search engine optimization and search engine marketing to analyze the effectiveness and efficiency of different promotion channels.

●	We have strong risk control measures. By setting up a series of security measures, we can ensure the safety of our vehicles to mitigate risk factors in the purchasing, maintenance, leasing and other aspects of the luxurious vehicle leasing business

●	We can guarantee the privacy and security of our customers’ information. The information has been encrypted, with only authorized employees being able to gain access to it and only for a set authorized period of time.

●	Our rental price system is transparent and stable. Although the rental prices of our vehicles will fluctuate during its peak and off-peak season, we control it within a reasonable range and also provide discounts to customers who lease for a long period (one week to one month) as well as return customers.

●	Our customer service are highly qualified and the service system is constantly being upgraded. We have a professional pre-sale consulting customer service, a post-sale car delivery service and a complete customer evaluation mechanism. We have established a database of customer car rental information, which records the type, price and users’ experience of each car leasing, which helps our sales team to recommend cost-effective vehicles based on our customers’ preferences.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality and invention assignment with our employees and others to protect our proprietary rights. We currently have 9 trademarks pending in the application process from the Trademark Office under the State Administration for Industry and Commerce of PRC. The copyrights of our service platform and its related mobile applications are also still pending. Our intellectual property includes domain names imbatcar.cn and imbatcar.com.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited to:

●	PRC Company Law and its implementation rules;

●	Wholly Foreign-Owned Enterprise Law and its implementation rules;

●	Special Administrative Measures (Negative List) for the Access of Foreign Investment;

●	Road Traffic Safety Law;

●	Road Transportation Regulation;

●	Notice on Promoting the Healthy Development of Car Rental Industry.

We are supervised by many provincial and local government authorities, including the Beijing Administration of Industry and Commerce.

Summaries of Certain Key PRC Laws

Regulations on foreign investment in rental industry

According to the Category of Industry Guideline for Foreign Investment promulgated by MOFCOM and the NDRC, which was revised in 2007, 2011, 2015 and 2017, respectively and Special Administrative Measures (Negative List) for the Access of Foreign Investment promulgated in 2018, foreign investment in car rental business is permitted.

Regulations on car rental and car service industry

General requirement on vehicles

Regulations applicable to all automotive vehicles generally apply to rental vehicles. According to the Road Traffic Safety Law promulgated by the NPC Standing Committee in October 2003, which was amended in December 2007 and April 2011, respectively, all automotive vehicles are required to be registered with relevant local administration authorities. Vehicle registration certificates, vehicle plates and vehicle licenses shall be obtained from the same authorities, and the compulsory traffic accident insurance shall be purchased for each vehicle.

There are additional requirements for rental vehicles. In most cities, the usage stated in the vehicle licenses of such vehicles shall be registered as rental or operational. Some cities require additional licenses or vehicle plates for such vehicles. For instance, in Shanghai, Nanchang, Suzhou, Wuxi, Shenyang, Dalian, Wuhan and Kunming, a special transport license or passenger rental vehicle license is required for each rental vehicle. In Shanghai, special vehicle plates shall be obtained for rental vehicles. In Beijing, Guangzhou, Hangzhou and Chongqing, filing with relevant local authority is required for rental vehicles. However, local practices differ and some of these requirements are not strictly implemented or may be modified or suspended by the local administration authorities in practice. If we fail to maintain such licenses needed for operation, our business may be adversely affected.

Car rental related services

As the car rental industry is at an early stage of development in China, the legislation of the car rental industry continues to evolve. The MOT and the NPC, the predecessor of NDRC, promulgated the Interim Rules on Administration of Car Rental Industry in 1998, which was abolished in 2007. Since then, there have been no national laws and regulations in place to specifically regulate the car rental industry in China except the Notice on Promoting the Healthy Development of Car Rental Industry, or the 2011 MOT Notice, promulgated in April 2011 by MOT. The 2011 MOT Notice sets forth general guidelines for the car rental industry in China and requires local government authorities to (i) establish and improve local rules and regulations on car rental business, (ii) promptly formulate local development plans for the car rental industry, (iii) encourage large and well-managed car rental companies of good reputation to set up branches and establish national or regional networks without any restrictions due to local protectionism, (iv) enhance the administration of the car rental business, including requirements to obtain and carry a valid permit or license for each rental car, and prohibitions of car rental companies from engaging in road transportation businesses without appropriate approval, (v) encourage car rental companies to innovate and develop new types of car rental services, (vi) create a favorable environment for the development of the car rental industry, and (vii) enhance the administration and supervision of the car rental industry.

The Road Transportation Regulation promulgated by the State Council in 2004, and amended in 2012 and 2016, regulates road transportation businesses (including road passenger transportation business and road freight transportation business) and other business operations related to road transportation (including operations of transportation terminals (sites), vehicle maintenance and repair businesses and training of drivers). However, the Road Transport Regulation does not include any provisions relating to car rental businesses.

The Administrative Rules on Urban Taxis promulgated by the Ministry of Construction and the MPS, which became effective in 1998, regulates the planning, operations, administration and services related to urban taxis, which was abolished in March 2016. MOT promulgated the Parade Taxi Management Service Regulations in August 2016, which was implemented on November 1, 2016. According to such regulations, “Taxi” is an integral part of the city's comprehensive transportation system and supplement of urban public transportation and providing personalized transportation services to the public”. “Taxi provider” should choose a reasonable route according to the destination specified by the passenger and use metering equipment as required to protect passenger’s rights.

The regulatory distinctions between car rental businesses and road transportation businesses or taxi businesses are not clear. As a result, local government authorities in China have imposed different requirements on the operating entities and/or vehicles that are involved in car rental businesses in the respective province or city.

Car rental services not accompanied by driving services

Set forth below is a summary of local rules and regulatory requirements in China regarding the provision of car rental services, which generally do not contemplate the provision of car rental services concurrently with the provision of driving services.

●	Some provinces and cities do not have any specific local rules regulating car rental services.

●	Some local authorities promulgated local rules specifically regulating the car rental businesses. For example, the relevant local authority of Beijing promulgated specific local rules for car rental operations in Beijing. Car rental service providers in Beijing are required to make filings with the local transportation authority before they may commence their car rental businesses and make subsequent filings with the authority for any changes in the number of vehicles for rental and other relevant operational conditions and car rental service providers are strictly prohibited from facilitating to illegal operators.

●	Although the Road Transportation Regulation does not include any provisions relating to car rental businesses, the local road transportation rules of certain provinces and cities, such as Shandong, Sichuan and Hubei and Suzhou require car rental service providers to obtain road transportation licenses from local authorities or make filing with local authorities covering their car rental businesses.

●	In some provinces and cities, local rules regulating taxi businesses also partially cover car rental operations, which may impose different requirements on car rental service providers from taxi service providers. For example, according to Shanghai Municipal Administrative Rules on Taxis, car rental service providers in Shanghai are required to obtain car rental licenses, which are different from taxi operation licenses, from the local transportation authority before commencing car rental businesses.

●	Some local authorities promulgated local rules, such as those in Beijing, Guangdong Province, Hubei Province, Chongqing, Xi’an and Kunming to require that the owner of a rental vehicle must be the same person operating the rental services.

In addition, among those provinces and cities that have promulgated local rules to regulate car rental business, the actual practice of the local authorities may differ from their local rules.

Regulations on penalties for violation of traffic laws and regulations

According to Road Traffic Safety Law, penalties for violations of the law on road traffic safety include: disciplinary warning, fine, temporary suspension or revocation of motor vehicle driver’s license and detention. The traffic administration department of the public security authority may, on the basis of the technical traffic monitoring records, impose a penalty on the owner or manager of the motor vehicle involved in violation of law. If the driver can be identified, it may impose a penalty on the driver. On December 29, 2016, the city government of Shanghai also revised its local regulations on road traffic administration, which took effect on March 25, 2017, to enhance the road traffic management in the area of Shanghai including, among other things, imposing various penalties on activities of violations of traffic rules and it also clarified that it is prohibited that using other person’s driver’s license to deduct points, deducting points for other person and introducing the aforementioned behaviors. on November 1,2018, Beijing Municipal People's Congress Standing Committee adopted the “Beijing Municipality Implementation of the Road Traffic Safety Law of the People's Republic of China” (2018 Amendment), which was implemented on September 28, 2018, to enhance the road traffic management in the area of Beijing including, among other things, imposing various penalties on activities of violations of traffic rules and forbid any drive without prior registration with relevant competent authorities.

Motor vehicles are subject to periodic inspection. According to Rules on Motor Vehicle Registration promulgated on May 27, 2008 and amended on September 12, 2012 by the MPS, before owners of motor vehicles apply for inspection on their motor vehicles, all the traffic violations related to their motor vehicles shall be settled.

Regulations on vehicle insurance

Pursuant to Road Traffic Safety Law, compulsory third-party liability insurance must be purchased for each vehicle. Pursuant to Regulations on Compulsory Traffic Accident Liability Insurance for Motor Vehicles promulgated on March 21, 2006, amended on December 17, 2012 and February 6, 2016 by the State Council, owners or managers of motor vehicles driving on roads within China shall apply for the compulsory traffic accident liability insurance for their motor vehicles.

Regulations on limitation of use and purchase of motor vehicles

Certain cities in China have issued local regulations or rules to control the number of motor vehicles. For example, Beijing imposes an annual quota on the issuance of new vehicle license plates. Potential motor vehicle purchasers need to meet specific criteria and enter into a monthly draw. Only candidates who have been allocated a plate in the draw can apply to have their motor vehicles registered with the local vehicle administration. Shanghai is implemented an auction system for the issuance of new vehicle license plates. Under this system, each applicant is required to submit a “blind” bid for a vehicle license plate. Only successful bidders can apply to have their motor vehicles registered with the local vehicle administration. There are similar policies that restrict the issuance of new vehicle license plates in Guangzhou, Tianjin, Hangzhou and Guiyang.

In addition, some cities in China such as Beijing, Shanghai, Shijiazhuang, Nanjing, Wuhan, Harbin, Jinan, Nanchang, Chengdu, Guiyang, Hangzhou, Changchun, Lanzhou, Guangzhou, Tianjin, Linfen, Langfang, Baoding and Dalian also have promulgated regulations or rules to prohibit vehicles with certain license plate from driving on road. For instance, in Beijing vehicles with restricted tail number of license plates are not allowed to drive within five rings road (excluding the fifth ring road) during 7:00 am to 20:00 pm each workday, and the vehicles with non-Beijing license plates shall also be subject to such restrictions. In Shanghai vehicles bearing non-Shanghai license plates are not allowed on certain roads during specified rush hours on workdays.

Regulations on registration of branch companies

According to the PRC Company Law amended and took effect on October 26, 2018 and the Administration Regulations of Company Registration amended and took effect on February 26, 2016, a company may establish branch companies, which are entities without the status of a legal person and conduct business outside the domicile of the company. Branch companies must be registered at the competent government agency and obtain a business license. The amended Administration Regulations of Company Registration sets forth the detailed formalities on the registration of branch companies.

Our PRC subsidiaries have registered one branch in shanghai and obtained a business license for it as of February 20, 2019.

Regulations on employment contracts

The Labor Contract Law of the PRC was promulgated on June 29, 2007, as amended on December 28, 2012 and effective on July 1, 2013. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementing Rules, which became effective as of the date of issuance. The Labor Contract Law and its Implementing Rules govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of, and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer starts to use the employee’s services. An employer may terminate the labor agreement of an employee under certain specified circumstances and in some cases, such termination can only be done after fulfillment of certain procedural requirements, such as 30 days’ prior notice or upon payment of one month’s salary in lieu of such notice. In certain cases, the terminated employee is entitled to receive a severance payment equal to the average monthly salary during the 12-month period immediately preceding to the termination (inclusive of all monetary income such as base salary, bonus, allowances, etc.), for each year of service up to the date of termination. If an employer terminate an labor contract in any circumstance other than those specified under the Labor Contract Law and its implementing rules, including termination without cause, the employer must either reinstate and continue to perform the employee’s employment contract or pay the employee damages calculated at twice the rate for calculating the severance payment, subject to the employee’s own request. In the case that the employee requests for damages, the employer is not required to pay other severance or the remainder of the amount owed under the employment contract unless the employment contract has otherwise provided for.

In addition, according to the Labor Contract Law and its implementing rules, in order to enforce the non-compete provision with the employees after the termination or ending of employment relationship, the employer shall compensate the employees on a monthly basis during the non-competition period after such termination or ending of employment.

On January 24, 2014 the Ministry of Human Resources and Social Security promulgated Interim Provisions on Labor Dispatching, or Circular 22, effective from March 1, 2014, which provides that an employer shall strictly control the number of employees under labor dispatching arrangements and dispatched employees can only be used in temporary, ancillary and replaceable positions. The number of dispatched workers used by an employer shall be reduced to no more than 10% of the total number of its employees within two years after March 1, 2014. If the employer fails to reduce the number of dispatched employees as required by Circular 22 and could not correct its practice after receiving warnings from government authority, the employer may be subject to a fine ranging from RMB1,000 to RMB5,000 per dispatched employee.

Regulation on PRC business tax and VAT

Prior to January 1, 2012, pursuant to the Provisional Regulation of China on Business Tax and its Implementing Rules, an entity or individual rendering services in China was generally subject to a business tax at the rate of 5% on revenues generated from the provision of such services. Since January 1, 2012, the MOF and the SAT have started to implement the VAT Pilot Program, which imposes VAT in lieu of business tax for certain industries in Shanghai. Since August 1, 2012, the VAT Pilot Program has been expanded to and implemented in other regions, including Beijing, Tianjin, Jiangsu, Zhejiang, Anhui, Fujian, Hubei, Guangdong. On May 24, 2013, the MOF and the SAT jointly issued Notice 37, which expanded the VAT Pilot Program nationwide starting on August 1, 2013. On December 12, 2013, the MOF and the SAT jointly issued Notice 106, effective on January 1, 2014, which replaced Notice 37 and improved some tax policies in the VAT Pilot Program. From May 1, 2016, the VAT were expanded to all business tax taxpayers and until November 19, 2017, the State Council promulgated Decision of the State Council on Abolishing the Provisional Regulations on Business Tax of the People's Republic of China and Amending the Provisional Regulations on Value-Added Tax of the People's Republic of China. As a result of the VAT, an entity or individual rendering services in China is subject to VAT at the rate of 17%, 11% or 6%, as applicable. We are small-scale taxpayer and shall apply to a VAT rate of 3% unless otherwise specified by the State Council.

Regulations on PRC Enterprise Income Tax

The PRC enterprise income tax is calculated based on the taxable income determined under the PRC laws and accounting standards. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, which became effective on January 1, 2008 and amended the PRC Enterprise Income Tax Law on February 24, 2017. On December 6, 2007, the State Council promulgated the Implementation Rules to the PRC Enterprise Income Tax Law, or the Implementation Rules, which also became effective on January 1, 2008. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the PRC Enterprise Income Tax Law, or the Transition Preferential Policy Circular, which became effective simultaneously with the PRC Enterprise Income Tax Law. On October 17, 2017, the State Administration of Taxation promulgated the Announcement of the State Administration of Taxation on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises, which became effective on December 1, 2017. The PRC Enterprise Income Tax Law imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the PRC Enterprise Income Tax Law, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term “de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) more than half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

Torts law

The PRC Torts Law was promulgated by the NPC Standing Committee on December 26, 2009 and became effective on July 1, 2010. According to the Torts Law, in the case of car rental, where the driver is different from the owner of the vehicle, if the driver is held liable for a traffic accident, such liability will first be covered by the insurance company within the coverage of the compulsory traffic accident insurance of the vehicle. If the insurance coverage is not sufficient, the driver shall be responsible for the remaining compensation, and the vehicle owner shall not be liable for compensation unless the owner has fault in such accident.

Regulations on foreign currency exchange and dividend distribution

Foreign currency exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which was most recently amended in August 2008. Under the PRC Foreign Exchange Administration Regulations, Renminbi is freely convertible for payments of current account items, such as distribution of dividends, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE. On the contrast, approval from or registration with appropriate government authorities is required where Renminbi is to convert into foreign currency and remitted out of China to pay capital account items, such as direct investments, repayment of foreign currency-denominated loans, repatriation of investments and investments in securities outside of China.

In November 2012, SAFE promulgated the Circular on Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular on Improving and Adjusting Foreign Exchange Policies, which substantially amends and simplifies the foreign exchange procedure. Pursuant to Circular on Improving and Adjusting Foreign Exchange Policies, the opening of various foreign exchange accounts for designated purposes, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of Renminbi proceeds derived by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by foreign-invested enterprises to their foreign shareholders, no longer require approval or verification from SAFE, and the same entity may open multiple capital accounts in different provinces.

On May 10, 2013, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration Over Domestic Direct Investment by Foreign Investors and the Supporting Documents, which specifies that the administration by SAFE or its local branches over foreign direct investment in the PRC shall be conducted by way of registration. Institutions and individuals shall register with SAFE and/or its branches for their direct investment in China. Banks shall process foreign exchange business relating to the direct investment in China based on the registration information provided by SAFE and its branches.

In February 2015, SAFE promulgated the Circular of Further Simplifying and Improving the Policies of Foreign Exchange Administration Applicable to Direct Investment, or Circular 13, which became effective on June 1, 2015. Upon the implementation of Circular 13, the current foreign exchange procedures will be further simplified, foreign exchange registrations of direct investment will be handled by designated foreign exchange settlement banks instead of SAFE and its branches.

On March 30, 2015, SAFE issued the Circular on Reform of the Administrative Rules of the Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises (“SAFE Circular 19”), which became effective on June 1, 2015. Pursuant to SAFE Circular 19, foreign-invested enterprises may either continue to follow the current payment-based foreign currency settlement system or elect to follow the “conversion-at-will” regime of foreign currency settlement. Where a foreign-invested enterprise follows the conversion-at-will regime of foreign currency settlement, it may convert part or all of the amount of the foreign currency in its capital account into Renminbi at any time. The converted Renminbi will be kept in a designated account labeled as settled but pending payment, and if the foreign-invested enterprise needs to make payment from such designated account, it still needs to go through the review process with its bank and provide necessary supporting documents. SAFE Circular 19, therefore, has substantially lifted the restrictions on the usage by a foreign-invested enterprise of its RMB registered capital converted from foreign currencies. According to SAFE Circular 19, such Renminbi capital may be used at the discretion of the foreign-invested enterprise and SAFE will eliminate the prior approval requirement and only examine the authenticity of the declared usage afterwards. Nevertheless, foreign-invested enterprises are still not allowed to extend intercompany loans to PRC consolidated entities. In addition, as Circular 19 was promulgated recently, there remain substantial uncertainties with respect to the interpretation and implementation of this circular by relevant authorities.

On June 9, 2016, SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities.

On January 26, 2017, SAFE issued the Notice of State Administration of Foreign Exchange on Improving the Check of Authenticity and Compliance to further Promote Foreign Exchange Control, or SAFE Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks must check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities must hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations on dividend distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

●	Wholly Foreign-Owned Enterprise Law, as amended on September 3, 2016;

●	Wholly Foreign-Owned Enterprise Law Implementing Rules, as amended on February 19, 2014; and

●	Company Law of China, as amended on December 28, 2013.

Under these laws and regulations, wholly foreign-owned companies in China may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, these wholly foreign-owned companies are required to set aside no less than 10% of the after-tax profits, if any, to fund certain reserve funds, until the accumulative amount of such fund reaches 50% of its registered capital. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. At the discretion of these wholly foreign-owned companies, they may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Regulations on Employee Share Incentive Plans of Overseas Publicly-Listed Company

In February 2012, SAFE promulgated the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participation in Share Incentive Plan of Companies Listed Overseas, or the 2012 SAFE Notice. Under such notice and other relevant rules and regulations, PRC residents, including PRC citizens or non-PRC citizens who reside in China for a continuous period of not less than one year, that participate in any share incentive plan of any overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a share incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of the overseas publicly listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plan on behalf of the participants. We and our executive officers and other employees who are PRC residents that have been granted share incentive awards will be subject to these regulations upon the completion of this offering. Failure by these individuals to complete their SAFE registrations may subject such individuals and us to fines and other legal sanctions.

The SAT has issued certain circulars concerning employee share incentive awards. Under these circulars, our employees working in China who exercise share incentive awards will be subject to PRC individual income tax. Our PRC subsidiary has the obligation to make filings related to employee share incentive awards with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share incentive awards. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

Regulations on Offshore Investment by PRC Residents

Pursuant to the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round Trip Investment via Overseas Special Purpose Companies and its subsequent amendments, supplements or implementation rules, or SAFE Circular 75, issued on October 21, 2005, a PRC resident (whether a natural person or legal persons) shall register with the local branch of the SAFE before it establishes or controls an overseas SPV, with assets or equity interests in a PRC company, for the purpose of overseas equity financing. On July 4, 2014, SAFE issued the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Outbound Investment and Financing and Inbound Investment via Special Purpose Vehicles (“SPV”), or SAFE Circular 37, which has superseded SAFE Circular 75. According to SAFE Circular 37, the PRC domestic resident shall apply for SAFE registration for overseas investment before paying capital to SPV by using his, her or its legal assets whether overseas or domestic. The SPV is defined as “offshore enterprise directly established or indirectly controlled by the domestic residents (including domestic institutions and individuals) with their legally owned assets and equity of the domestic enterprise, or legally owned offshore assets or equity, for the purpose of off shore investment and financing”. In addition, in the event that the SPV undergoes changes of its basic information such as the individual shareholder, name, operation term, etc., or material events including increase or decrease by domestic individual shareholder in investment amount, equity transfer or swap, merge, spinoff, etc., the domestic resident shall timely complete the change of foreign exchange registration formality for offshore investment.

According to SAFE Circular 37, failure to make such registration or truthfully disclose actual controllers of the round-trip enterprises may subject PRC residents to fines up to RMB300,000 in case of domestic institutions or RMB50,000 in case of domestic individuals. If the registered or beneficial shareholders of the offshore holding company who are PRC residents do not complete their registration with the local SAFE branches, the PRC subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its PRC subsidiary. Moreover, failure to comply with SAFE registration and amendment requirements described above could result in liability under PRC law for violating applicable foreign exchange restrictions.

Regulations on cross-border direct investment in Renminbi

On October 12, 2011, MOFCOM issued the Notice of the Ministry of Commerce on Issues concerning Cross border Direct Investment in Renminbi which was abolished in 2013 and on December 3, 2013 the MOFCOM promulgated the Announcement on Issues relating to Cross-border Direct Investment in RMB, effective from January 1, 2014. Under this announcement, the “cross- border direct investment in RMB “shall refer to the direct investment activities conducted by foreign investors (including the investors from Hong Kong, Macau and Taiwan) in China with offshore RMB funds obtained legally, including, among other things, the establishment of new enterprises, increase of capital, shareholding or merger and acquisition of domestic enterprises. The cross-border direct investment in RMB by a foreign investor or reinvestment by its foreign-invested enterprise shall conform to the requirements of laws, regulations and relevant provisions on foreign investment and comply with the foreign investment industry policies of China and the provisions on security review of foreign investment mergers and acquisitions and anti-monopoly review. No foreign-invested enterprise is allowed to use the funds of cross-border direct investment in RMB for investment, directly or indirectly, in negotiable securities and financial derivatives in China (except for strategic investment in listed companies) or for entrusted loans. On October 13, 2011, the PBOC issued the Management Rules on the Settlement of Foreign Direct Invested Renminbi, which provide that foreign invested enterprises with RMB-dominated foreign direct investment must register with the PBOC or its local branch after obtaining the permit from MOFCOM and the business license.

Regulations on intellectual property rights

China has adopted comprehensive legislation governing intellectual property rights, including copyright, trademark, patents and domain names.

The PRC has adopted comprehensive legislation governing intellectual property rights, including copyrights, patents, trademarks and domain names.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law, which become effective in 2010, and related rules and regulations. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Patent. The Patent Law, which became effective in 2009, provides for patentable inventions, utility models and designs. An invention or utility model for which patents may be granted must have novelty, creativity and practical applicability. The State Intellectual Property Office under the State Council is responsible for examining and approving patent applications.

Trademark. The Trademark Law, which became effective in 2014, and its implementation rules protect registered trademarks. The Trademark Office of the State Administration for Industry & Commerce is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration.

Domain Name. The MIIT is the major regulatory body responsible for the administration of the PRC internet domain names. Domain names are protected under the Administrative Measures on the Internet Domain Names, promulgated by the MIIT on August 16, 2017 and took effect on November 1, 2017. The measure has adopted a “first-to-file” principle with respect to the registration of domain names.

Employees

As of the date of this report, we have 29 employees all of which are full time. We have employment contracts with all of our employees in China and in U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

We started the used luxurious car leasing business in May 2018. Upon completion of the Disposition of the Micro-lending Business, our sole business became the leasing of used luxurious car. Because of the uncertainties related to our limited historical operations, including the limited historical operations of Beijing Tianxing, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.

As our business develops, or in response to competition, we may continue to introduce new services and products or make adjustments to our existing services and products, or make adjustments to our business model. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient fund to expand our operations;

●	attract, retain and motivate talented employees;

●	a decrease in demand for automobiles renting and weakness in the automotive industry generally;

●	navigate an evolving regulatory environment; and

●	defend ourselves against litigation, regulatory, privacy or other claims.

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

We believe our initial success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including Mr. Jiaxi Gao, our Chief Executive Officer and Jin Ding, the Chief Product Officer, could have a materially adverse effect on our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. In the event these key personnel terminate their employment relationship with us, their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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

The concept of luxurious car leasing is relatively new and failure to acquire customers may negatively affect our results of operations.

Given that the concept of luxurious car leasing is relatively new, it may take some time for the general public to become receptive to our business. In addition, there is an inherent limit on the amount of customers who can afford our services. Failure to promote the luxurious car services to general public or to continue increase our customer base may cause difficulty for our business expansion and our results of operations.

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

We believe that an important component of our growth will be to successfully attract new visitors to our physical locations and our online platform. Because we are a consumer brand “Batcar,” we rely on marketing and advertising to increase brand visibility with potential customers. We intend to execute our sales and marketing efforts by utilizing a multi-channel approach that utilizes brand building, as well as direct response channels in order to efficiently establish and grow both locally and nationally and to increase the strength, recognition and trust in the “Batcar” brand.

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

We anticipate rental during summer and national holidays to be higher than other times. Significant components of our expenses are fixed, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and staffing costs. We anticipate that seasonal changes in our revenues will not affect those fixed expenses, which typically result in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Any circumstance, occurrence or situation that disrupts our activity during these periods could have a disproportionately material adverse effect on our results of operations, financial condition, liquidity and cash flows due to a significant change in revenue.

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

Risks Relating to Our Corporate Structure

We conduct our pre-owned vehicle leasing business through Beijing Tianxing by means of contractual arrangements. If the PRC courts or administrative authorities determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Hao Limo and Beijing Tianxing. Although we believe the structure for operating our business in China (including our corporate structure and contractual arrangements with Beijing Tianxing and its shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If Hao Limo, Beijing Tianxing or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or Hao Limo, or Beijing Tianxing fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Hao Limo, or Beijing Tianxing;

●	discontinuing or restricting the operations of Hao Limo or Beijing Tianxing;

●	imposing conditions or requirements with which we, Hao Limo or Beijing Tianxing may not be able to comply;

●	requiring us, Hao Limo or Beijing Tianxing to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Beijing Tianxing are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Beijing Tianxing, revoking the business licenses or operating licenses of Beijing Tianxing, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from overseas financings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Beijing Tianxing may not be effective in providing control over Beijing Tianxing.

All of our current revenue and net income is derived from Beijing Tianxing. According to our inquiries with Beijing provincial authorities, provincial direct foreign controlling equity ownership in for-profit companies engaged in vehicle rental services in Beijing has never been approved and such position may not change in the foreseeable future. Therefore, we currently do not intend to have an equity ownership interest in Beijing Tianxing but rely on contractual arrangements with Beijing Tianxing to control and operate its business. However, these contractual arrangements may not be effective in providing us with the necessary control over Beijing Tianxing and its operations. Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Beijing Tianxing, which will result in a significant loss in the value of an investment in our company. Because of the practical restrictions on direct foreign equity ownership imposed by the Jiangsu provincial government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of Beijing Tianxing, which exposes us to the risk of potential breach of contract by the shareholders of Beijing Tianxing. In addition, as Beijing Tianxing is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

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

The application of the M&A Rules with respect to our corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. We believe that the MOFCOM and CSRC approvals under the M&A Rules were not required in the context of our share exchange transaction because at such time the share exchange was a foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations. However, we cannot be certain that the relevant PRC government agencies, including the CSRC and MOFCOM, would reach the same conclusion, and we cannot be certain that MOFCOM or the CSRC will not deem that the transactions effected by the share exchange circumvented the M&A Rules, and other rules and notices, or that prior MOFCOM or CSRC approval is required for overseas financing. Further, we cannot rule out the possibility that the relevant PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies in connection with Hao Limo’s control of Beijing Tianxing through contractual arrangements.

If the CSRC, MOFCOM, or another PRC regulatory agency subsequently determines that CSRC, MOFCOM or other approval was required for the share exchange transaction and/or the VIE arrangements between Hao Limo and Beijing Tianxing, or if prior CSRC approval for overseas financings is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy. For example, Beijing Tianxing’s ability to remit its profits to us, or to engage in foreign-currency-denominated borrowings, may be conditioned upon compliance with the SAFE registration requirements by such Chinese domestic residents, over whom we may have no control.

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

Our agreements with Beijing Tianxing are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

As all of our contractual arrangements with Beijing Tianxing are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Beijing Tianxing, and our ability to conduct our business may be materially and adversely affected.

Beijing Tianxing’s two shareholders have potential conflicts of interest with us, which may adversely affect our business.

Shun Li and Jialin Cui, who collectively own 100% of Beijing Tianxing’s outstanding equity interests, are the beneficial owners of shares of Common Stock of the Company through the BVI entities. Equity interests held by these shareholders in the Company is less than its interest in Beijing Tianxing as a result of our introduction of outside investors as shareholders of the Company. In addition, such shareholders’ equity interest in our Company will be further diluted as a result of any future offering of equity securities. As a result, conflicts of interest may arise as a result of such dual shareholding and governance structure.

If such conflicts arise, these shareholders may not act in our best interests and such conflicts of interest may not be resolved in our favor. In addition, these shareholders may breach or cause Beijing Tianxing to breach or refuse to renew the VIE Agreements that allow us to exercise effective control over Beijing Tianxing and to receive economic benefits from Beijing Tianxing. Delaware law provides that directors owe a fiduciary duty to a company, which requires them to act in good faith and in the best interests of the company and not to use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and such shareholders or any future beneficial owners of Beijing Tianxing, we would have to rely on arbitral or legal proceedings to remedy the situation. Such arbitral and legal proceedings may cost us substantial financial and other resources and result in disruption of our business, the outcome of which may adversely affect the Company.

If Beijing Tianxing, or Beijing Tianxing fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and the foreign investment in the vehicle rental industry is restricted by local authorities. Numerous regulatory authorities of the central PRC government, provincial and local authorities are empowered to issue and implement regulations governing various aspects of the vehicle rental industry. Foreign investment in the financial leasing industry is also subject to foreign investment regulations. Each of Beijing Tianxing and Beijing Tianxing are required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide their current services. These registered capital and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, Beijing Tianxing and Beijing Tianxing may be required to obtain additional licenses. If we fail to obtain or maintain any of the required registered capital, licenses or approvals, our continued business operations in the vehicle rental industries may subject us to various penalties, such as confiscation of illegal net revenue, fines and the discontinuation or restriction of our operations. Any such disruption in the business operations of Beijing Tianxing will materially and adversely affect our business, financial condition and results of operations.

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

Our auditor, as a registered public accounting firm operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.

BDO China is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2018 and 2017. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board, or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections on auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

In May 2013 the PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission and the Ministry of Finance of China pursuant to which the Ministry of Finance established a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both the PRC and the United States. More specifically, the Memorandum of Understanding provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties. In addition the PCAOB is engaged in continuing discussions with the China Securities Regulatory Commission and the Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and to audit PRC companies whose securities are listed on U.S. stock exchanges.

The PCAOB’s inspections of firms outside of the PRC have identified deficiencies in audit procedures and quality control procedures, and such deficiencies may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of BDO China with respect to its audit of our consolidated financial statements may make it more difficult for investors to evaluate BDO China’s audit procedures and quality control procedures by depriving investors of potential benefits from improvements that could have been facilitated by PCAOB inspections.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

Our principal executive offices are located at Room 104, No. 33 Section D, No. 6 Middle Xierqi Road, Haidian District, Beijing, China, where we leased approximately 401.91 square feet of office space pursuant to a lease agreement, which lasts from September 18, 2018 to September 17, 2020 with an annual rent in the amount of RMB 105,000 (approximately US$15,641) for the year of 2018, RMB420,000 (approximately US$62,563) for the year of 2019, and RMB315,000 (approximately US$46,923) for the year of 2020. We do not own any real property or have any land use rights.

Item 3.	Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of its business.

1) 2014 Class Action Litigation:

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Bat Group, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Bat Group, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought. On or about October 6, 2014, Dennison, the Yun Group and another purported shareholder, Jason Stark, filed motions to consolidate the cases, be appointed as lead plaintiff and to have their respective counsel appointed as lead counsel. On October 31, 2014, the N.J. district court entered an order consolidating the cases under the caption “In re China Commercial Credit Inc. Securities Litigation” and appointing the Yun Group as lead plaintiff (“Class Plaintiff”) and the Yun Group’s counsel as lead counsel. On November 18, 2014, the Yun Group and the Company, which at that point was the only defendant served, entered into a stipulation to transfer of the case to the Southern District of New York. On December 18, 2014, Mr. Levy, who had by then been served, joined in the stipulation. On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.) (the “Securities Class Action”). Under the schedule stipulated by the parties, the Yun Group was to file an amended complaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing. On April 7, 2015, the Class Plaintiff filed a Second Amended Class Action Complaint (the “CAC”). The CAC also asserts securities law claims against defendants Axiom Capital Management, Inc., Burnham Securities Inc. and ViewTrade Securities, Inc. (collectively, the “Underwriter Defendants”). The CAC alleges that the Company engaged in a fraudulent scheme by engaging in undisclosed and improper lending practices and made misleading representations regarding its underwriting policies, the loan portfolio quality, the loan loss allowance, compliance with U.S. GAAP and its internal control systems. In accordance with the Court’s procedures, the Company and Mr. Levy and the Underwriter Defendants requested a Pre-Motion Conference in anticipation of filing a motion to dismiss the CAC, which was held on June 25, 2015. At the conference, the Court adjourned the date to answer or move in order to provide the Class Plaintiff with time to serve certain overseas defendants. After the conference, the Class Plaintiff voluntarily dismissed Jianming Yin, Jinggen Ling and Xiangdong Xiao from the action, and Long Yi agreed to waive service, which left Huichun Qin as the sole remaining defendant to serve. On November 22, 2016, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to settle the Securities Class Action. The Stipulation resolved the claims asserted against the Company and certain of its current and former officers and directors in the Securities Class Action without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Stipulation also provides, among other things, a settlement payment by the Company of $245,000 in cash and the issuance of 950,000 shares of its common stock (the “Settlement Shares”) to the plaintiff’s counsel and class members. The terms of the Stipulation were subject to approval by the Court following notice to all class members . The issuance of the Settlement Shares are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. A fairness hearing was held on May 30, 2017, and the Court approved the settlement. On December 22, 2017, the Court entered a distribution order approving the distribution of the Settlement Stock to the class plaintiffs. The $245,000 cash portion of the settlement has been paid in full. The 712,500 Class Settlement Shares were issued on or about January 19, 2018. The settlement has been finalized, and that thereafter there are no remaining claims outstanding as against the Company with respect to this litigation. On April 10, 2018, the 237,500 of plaintiff attorney fee shares were issued to plaintiff’s attorney’s broker account.

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, GLG entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which GLG agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Annual Report, the Company is working with its counsel and the escrow agent to complete such cancelation.

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

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered GLG to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, GLG and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. On or about August 22, 2018, our new litigation counsel noticed their appearance in the Action. The parties filed a Joint Status Report on August 22, 2018, advising the Court that the parties continued to have discussions regarding a potential resolution of the matter. The parties have come to a potential agreement regarding a monetary settlement. However, the parties continued to discuss the non-monetary aspects of a potential resolution. On January 18, 2019, the parties to the derivative action entered into a Stipulation of Settlement and Plaintiff filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement (“Motion”). On April 4, 2019, the Court preliminarily approved the Stipulation and settlement set forth therein, including the terms and conditions for settlement and dismissal with prejudice of the Derivative Action, subject to further consideration at the Settlement Hearing to be held on July 11, 2019 at the United States District Court for the Southern District of New York.

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

Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Company intends to vigorously oppose and move to confirm the arbitration award. The Court has scheduled a hearing for May 1, 2019.

5) 2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

On August 2, 2018, the Company became party to an action filed by Shanghai Nonbank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s Complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin. Plaintiff alleges that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. The Complaint alleges two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s Complaint. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “GLG.”

Recent Sales of Unregistered Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Holders

We had 439 holders of record of our common stock as of the date of this Annual Report

Dividends

We did not declare or pay any dividend in 2018 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

Overview

During the year ended December 31, 2018, the Company discontinued one business line which was the direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in the city of Wujiang, Jiangsu Province. As of December 31, 2018, the Company had one business line, which is the used luxurious car leasing business which was started in May 2018.

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

Results of Operations

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017

	For the Years Ended December 31,		Change
	2018	2017	Amount	%

Income from operating lease	$488,062	$-	488,062	>100%
Cost of operating lease assets	(71,252)	-	(71,252)	>100%

Gross Profit	416,810	-	416,810	>100%

Operating expenses
Salaries and employee surcharge	(576,409)	(791,140)	214,731	-27%
Rental expenses	(65,297)	(30,406)	(34,891)	115%
Business taxes and surcharge	(1,741)	-	(1,741)	>100%
Changes in fair value of noncurrent liabilities	(166,540)	(266,000)	99,460	-37%
Other operating expenses	(2,011,162)	(3,409,045)	1,397,883	-41%

Total operating expense	(2,821,149)	(4,496,591)	1,675,442	-37%

Interest (expenses)/income, net	(20,157)	35,000	(55,157)	-158%

Net loss from continuing operations before income taxes	(2,424,496)	(4,461,591)	2,037,095	-46%
Income tax benefit	104,024	-	104,024	>100%

Net loss from continuing operations	(2,320,472)	(4,461,591)	2,141,119	-48%

Net income (loss) from discontinued operations	9,967,629	(6,238,149)	16,205,778	260%

Net income (loss)	$7,647,157	$(10,699,740)	18,346,897	-171%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. During the year ended December 31, 2018, the Company purchased seven used luxurious cars for the purpose of operating lease. In August 2018, the Company disposed one of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$488,062.

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not have any operations, we did not generate any revenues for the year ended December 31, 2017.

Cost of operating lease assets

The cost of operating lease assets represents the depreciation expenses of used luxurious cars which were under operating lease. The Company charged depreciation expenses of idle used luxurious cars into other operating expenses. For the year ended December 31, 2018, the Company charged depreciation expenses of $71,252 and $38,968 to “cost of operating lease assets” and “other operating expenses,” respectively.

During the year ended December 31, 2017, net depreciation expense on operating lease assets was nil.

Operating Expenses

Operating expenses decreased from $4,496,591 for the year ended December 31, 2017 to $2,821,149 for the year ended December 31, 2018, representing a decrease of $1,675,442, or 37%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease was mainly attributable to net effects of the increase of car expenses of $325,711, car maintenance expenses of $32,134 and impairment losses of $184, 645, all relating to the used luxurious car business, netting off against the decrease of legal and consulting expenses of $2,185,889, $2,842,380 of which was in relation to shares issued to executive officers and consultants for the efforts in the reverse acquisition with Sorghum.

Net income (loss) from discontinued operations

During the year ended December 31, 2018, the net income from discontinued operations was comprised of a net income of $277,756 from discontinued operations of microcredit service against a gain of $ 9,689,873 from disposal of the discontinued operations of microcredit service, and a net loss of $125,324 from discontinued operations of Beijing Youjiao against a gain of $125,324 from termination VIE agreements with Beijing Youjiao.

For details of discontinued operations, please refer to Note 6 and 7 of our Consolidated Financial Statements included in Form 10-K.

Net income (loss)

As a result of the foregoing, net income for the year ended December 31, 2018 was $7,647,157 representing a change of $18,346,897 from net loss of $10,699,740 for the year ended December 31, 2017.

Income tax benefits

For the year ended December 31, 2018, we recognized a capital gain of $500,000 from disposition of discontinued operations, before taxes (For details of discontinued operations, please refer to Note 6 and 7 of our Consolidated Financial Statements included in Form 10-K). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the year ended December 31, 2018, we recorded a tax benefit in continuing operations of $105,000 with an offsetting tax expense of $105,000 recorded in discontinued operations.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. As a result of net effects of discontinue of microcredit services and startup of used luxurious car business during the year ended December 31, 2018, net cash increased from US$1,359,630 as of December 31, 2017 to US$1,484,116 as of December 31, 2018.

Liquidity

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and cash equivalent and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of December 31, 2018, the Company had cash balance of $1,484,116 and a positive working capital of $1,162,681. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the year ended December 31, 2018 and 2017, respectively:

	For the years ended December 31,
	2018	2017
Net cash used in by operating activities	$(87,032)	$(1,184,630)
Net cash used in investing activities	(3,272,034)	(457,770)
Net cash provided by financing activities	3,806,435	2,259,974
Effects of exchange rate changes on cash	(322,883)	44,189
Net cash inflow	$124,486	$661,763

Net Cash Used in Operating Activities

During the year ended December 31, 2018, we had a cash outflow from operating activities of US$87,032, a decrease of US$1,097,598 from a cash outflow of US$1,184,630 for the year ended December 31, 2017. We generated a net income for the year ended December 31, 2018 of US$7,647,157, a change of US$18,346,897 from the year ended December 31, 2017, during which we incurred a net loss of US$10,699,740. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of US$9,967,629.

●	An increase in depreciation expenses and impairment losses on operating lease assets, totaling $286,299 relating to the used luxurious car leasing business launched in May 2018;

●	A decrease in shares issued to executive officers and professional services of US$2,842,380 as the Company issued shares for the same period ended December 31, 2017 for the efforts in reverse acquisition transaction with Sorghum;

●	A decrease of $99,460 in changes in fair value of noncurrent liabilities as the Company closed the share settlement in April 2018, leading to less share price fluctuation for the year ended December 31, 2018 as compared to the same period ended December 31, 2017.

●	An increase of $189,100 in changes in other current liabilities as a result of launch of used luxurious car business; and

●	A net cash provided by operating activities from discontinued operations of US$1,769,566.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was US$3,272,034 as compared to net cash used in investing activities of US$457,770 for the year ended December 31, 2017. The cash used in investing activities for the year ended December 31, 2018 was net effects of purchase of seven used luxurious cars of $2,117,477, a cash transfer out of $499,496 in connection with discontinued operation and net cash of $1,270,070 used in investing activities from discontinued operation netting off against proceeds of $500,000 from disposal of discontinued operations and proceeds of $121,752 from disposal of one used luxurious car in August 2018.

Net cash used in investing activities for the year ended December 31, 2017 was mainly caused by net cash of $610,160 provided by investing activities from discontinued operation, netting off against a cash transfer out of $1,067,930 in connection with discontinued operation.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, the cash provided by financing activities was mainly attributable to borrowings from two third parties of $226,713, capital of $3,265,370 raised from private placements of common stocks, and capital of $314,352 raised from a private placement of convertible promissory notes.

During the year ended December 31, 2017, the cash provided by financing activities was mainly attributable to proceeds of $1,560,000 raised in private placements and subscription advances of $699,974 from management.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

As of December 31, 2018, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$64,121	$18,395	$45,726	-	-	-
	$64,121	$18,395	$45,726	$-	$-	$-

(1)	We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 for the year ended December 31, 2018.
(2)	During the year ended December 31, 2018, we entered into one rental free office lease agreement with a third party and one office lease agreement with monthly rental fee of $5,506 with a third party which expires in September 2020.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2(b) of the Consolidated Financial Statements included in Form 10-K for details of our recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of BDO China Shu Lun Pan Certified Public Accountants LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-41  of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 26, 2018, the Board of Directors of the Company (the “Board”) approved the dismissal of Marcum Bernstein and Pinchuk LLP (“Marcum”) as the Company’s independent registered public accounting firm effective immediately.

For the fiscal years ended December 31, 2017 and 2016, Marcum’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to audit scope or accounting principles, however Marcum’s report on the Company’s financial statements for the year ended December 31, 2017 contained a provision concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

During the fiscal years ended December 31, 2017 and 2016 and any subsequent interim period through the date of dismissal, June 26, 2018, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference in connection with Marcum’s opinion to the subject matter of the disagreement; and (ii) except for the matter relating to internal control over financial reporting described below, there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Marcum has communicated to us that the Company did not maintain effective internal controls over financial reporting.  Specifically,

(i)	Certain personnel primarily responsible for the preparation of our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements,

(ii)	The Company’s internal control over financial reporting require additional supervision,

(iii)	The Company needs to further improve its allowance analysis system to timely respond to changing economic conditions and have additional qualified personnel to perform allowance analysis, and

(iv)	The Company needs to improve its system to better track the collection litigations.

As of the year ended December 31, 2018, we have established a strict internal control over financial reporting to remediate the material weaknesses previously identified.

On June 26, 2018, upon recommendation of the Audit Committee, the Board approved the appointment of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2018.

During the two most recent fiscal years and through June 26, 2018, the Company has not consulted with BDO regarding (1) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2018. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2018, our internal control over financial reporting was not effective based on those criteria.

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

Certain personnel primarily responsible for the preparation of our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. The management thought that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31,2018 including:

●	the number of adjustments proposed by our independent auditors during our annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2018, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2019 to continue to remediate the material weaknesses identified:

●	To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To expand involvement of qualified external consultants to supervise and review our financial reporting process.

●	To strengthen the purchasing and payment approval standard in large purchases of vehicles by increasing the number of employees delegated to the process.

●	To establish a rental fees and deposit monitoring system and employ an operation assistant to maintain the system.

Changes in Internal Control over Financial Reporting

There were no changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Jiaxi Gao	31	Chief Executive Officer, President and Director
Long Yi	42	Chief Financial Officer and Secretary and Director
Jin Ding	33	Chief Product Officer
Zhe Ding	26	Chief Operating Officer
Kecen Liu	27	Director
Teck Chuan Yeo	51	Director
Jialin Cui	37	Director
Boling Liu*	33	Director (resigned on August 31, 2018)
Chenguang Kang*	32	Chief Executive Officer, President and Director (resigned as Chief Executive Officer, President and Director on November 15, 2018)
Mingjie Zhao*	55	Chief Executive Officer, President and Director (resigned as Chief Executive Officer, President and Director on March 19, 2018)
Weiliang Jie*	30	Director (resigned on February 9, 2018)

(*) Indicates former executive officer or director

The biographies of our current directors and officers are set forth below.

Mr. Jiaxi Gao, was appointed as Chief Executive Officer (“CEO”), President and as a director of GLG on November 15, 2018. Mr. Gao previously was the founder and CEO of Beijing Lexiang Technology (Beijing) Co., Ltd, a financial service company for auto from March 2016 to May 2018. Prior to that, Mr. Gao has served as the product architect in Baidu from January 2015 to February 2016. From August 2012 to August 2014, Mr. Gao has been the founder and CEO of Beijing Kuwangke Technology Co., Ltd., which operated the video media APP called LEBO. From March 2011 to June 2012, he served as the city manager in Meituan.com, a Hongkong listed company. Mr. Gao received a bachelor‘s degree in composition in Shenyang Conservatory of Music in 2009. He has been elected into 2017 Forbes 30 under 30 China List.

Mr. Long Yi, was appointed as the Chief Financial Officer (“CFO”) and Secretary of GLG on January 1, 2013. Mr. Yi acted as the interim Chief Executive Officer of GLG between August 21, 2014 and December 29, 2014. Mr. Yi was appointed to serve as a director on the Board effective June 12, 2015. Prior to joining GLG, Mr. Yi was the senior financial manager in Sutor Technology Group Ltd. (Nasdaq: SUTR) from 2008 to August 2012. He served as an accounting manager at Forterra Inc. in Canada from 2006 to 2008. He is a Certified Public Accountant in the State of Illinois. Mr. Yi has a Bachelor’s degree in Accounting from Northeastern University and a Master’s degree in Accounting and Finance from University of Rotterdam. He also obtained a graduate diploma in accounting from McGill University.

Mr. Jin Ding, was appointed as the Chief Product Officer (“CPO”) of GLG on April 28, 2018. Mr. Jin Ding has served as a product specialist of Alibaba Group, where he was in charge of UC Browser business unit from November 2015 to March 2018. From August 2012 to August 2014, Mr. Jin Ding served as the Co-founder of Beijing Kuwangke Technology Co., Ltd. Mr. Jin Ding has a Bachelor’s degree in Human Resources from Shenyang University.

Mr. Zhe Ding, was appointed as the Chief Operating Officer (“COO”) of GLG on April 28, 2018. Mr. Zhe Ding has been the co-founder and Chief Operation Officer of Zuhaoche, a web-based luxury car rental platform from December 2016 to March 2018. Mr. Zhe Ding has served as a sales manager at Zhejiang Lianhe Dazhong Automobile Internet Co. from June 2015 to November 2016.Mr. Zhe Ding has a Bachelor’s degree in 2014 from Sichuan Agricultural University

Ms. Kecen Liu, was appointed as a director of GLG on February 12, 2018. She has served as a Program Coordinator at United Nations ICTY from June, 2016 to February 2017. Ms. Liu has served as Marketing Manager at Jiuding Capital from June, 2015 to October, 2015. She has also served as Brand Manager at Jumei.com from November, 2013 to October, 2014. Form October 2012 to June 2014, she served as a Campus Embassador at Hong Kong XINHUA Education International Group. Ms. Liu obtained a Master’s degree in International Business from Southwestern University of Finance and Economics in 2017.

Mr. Teck Chuan Yeo, has served as a director of GLG since September 2016. Mr. Yeo has been the audit partner of Rui Hua Certified Public Accountants LLP, Shanghai Office, since June 2015. From July 2007 to May 2015, Mr. Yeo served as the audit partner at Deloitte Hua Yong Certified Public Accountants LLP. From July 2002 to March 2007, Mr. Yeo served as the financial service director of South and South East Asia at BOC Asia Ltd. (Singapore). Mr. Yeo obtained a bachelor of accountancy at Nanyang Technological University.

Mr. Jialin Cui, has served as a director of GLG since August 31, 2018. Mr. Cui has been serving as the Northwest Sales Director of Beijing Oak Science and Technology Development Co., Ltd. since December 2015. From May 2013 to November 2015, Mr. Cui served as the Sales Manager of Lagopus Group. From June 2010 to April 2013, Mr. Cui served as the Sales Head of Iconic Scientific Limited. Mr. Cui obtained a Bachelor’s degree in Vocal Music from Shenyang Conservatory of Music

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Kecen Liu, Teck Chuan Yeo and Jialin Cui are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Mr. Yeo, Mr. Cui and Ms. Liu are members of our Audit Committee, where Mr. Yeo serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Mr. Yeo, Mr. Cui and Ms. Liu are members of our Compensation Committee and Ms. Liu serves as the chairwoman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Yeo, Mr. Cui and Ms. Liu are the members of our Nominating and Governance Committee where Mr. Cui serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2018.

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

Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Company intends to vigorously oppose and move to confirm the arbitration award. The Court has scheduled a hearing for May 1, 2019.

Item 11.	Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to GLG in all capacities for our fiscal years ended 2018 and 2017 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Jiaxi Gao (1)	2018	-	-	-	-	-	-
(CEO)	2017	-	-	-	-	-	-

Long Yi (2)	2018	50,000	-	-	-	-	50,000
(CFO)	2017	50,000	-	257,161	-	-	307,161

Jin Ding (3)	2018	60,000	-	-	-	-	60,000
(CPO)	2017	-	-	-	-	-	-

Zhe Ding (4)	2018	30,000	-	-	-	-	30,000
(COO)	2017	-	-	-	-	-	-

Chenguang Kang (5)	2018	50,000	-	-	-	-	50,000
(Former CEO)	2017	-	-	-	-	-	-

Mingjie Zhao (6)	2018	-	-	-	-	-	-
(Former CEO)	2017	50,000	96,900	-	-	-	146,900

(1)	Mr. Jiaxi Gao was appointed as the CEO of the Company on November 15, 2018. Mr. Gao was entitled to an annual base salary of $0 pursuant to the employment agreement he had with the Company.
(2)	Mr. Long Yi was appointed as the CFO of GLG on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company.
(3)	Mr. Jin Ding was appointed as the CPO of the Company on April 28, 2018. Mr. Jin Ding was entitled to an annual base salary of $60,000 pursuant to the employment agreement he had with the Company.
(4)	Mr. Zhe Ding was appointed as the COO of the Company on April 28, 2018. Mr. Zhe Ding was entitled to an annual base salary of $30,000 pursuant to the employment agreement he had with the Company.
(5)	Mr. Chenguang Kang was appointed as the CEO and President of the Company on March 19, 2018. Mr. Kang is entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company. Mr. Kang resigned on November 15, 2018.
(6)	Mr. Mingjie Zhao was appointed as the CEO of the Company on June 21, 2016. Mr. Zhao was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company. Mr. Zhao resigned on March 19, 2018.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2018

We currently have a 2014 equity incentive plan pursuant to which 1,500,000 shares were authorized. During the fiscal year ended December 31, 2018, an aggregate of 160,000 shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2018.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Boling Liu (1)*	$0	32,300	-	-	$32,300
Weiliang Jie (2)*	$0	32,300	-	-	$32,300
Kecen Liu (3)	$10,000	-			$10,000
Teck Chuan Yeo (4)	$20,000	32,300	-	-	$52,300
Jialin Cui (5)	$20,000				$20,000

(1)	Ms. Liu was appointed as a director of the Company on December 22, 2016 and shall receive annual compensation at $20,000. During fiscal year ended December 31, 2018, Ms. Liu agreed to waive such compensation she was entitled to pursuant to the director offer letter. Ms. Liu resigned on August 21, 2018.
(2)	Mr. Jie was appointed as a director of the Company on May 15, 2016 and shall receive no compensation. During fiscal year ended December 31, 2018, Mr. Jie agreed to waive such compensation he was entitled to pursuant to the director offer letter. Mr. Jie resigned on February 9, 2018.
(3)	Ms. Liu was appointed as a director of the Company on March 19, 2018 and shall receive $10,000 per year. During fiscal year ended December 31, 2018 Ms. Liu received no such compensation.
(4)	Mr. Yeo was appointed as a director of the Company on May 15, 2016 and shall receive annual compensation at $20,000 since January 1, 2017.
(5)	Mr. Cui was appointed as a director of the Company on March 19, 2018 and received annual compensation at $20,000 since March 19.2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2019 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Shuxiang Zhang (2)	509,865	9.23%
Qun Ma (3)	352,983	6.39%
Directors and Executive Officers:
Jiaxi Gao	0	*
Long Yi	107,487	*
Jin Ding	0	*
Zhe Ding	0	*
Chenguang Kang (4)	0	*
Mingjie Zhao (5)	6,000	*
Kecen Liu	0	*
Teck Chuan Yeo	2,000	*
Jialin Cui	0	*
Boling Liu (6)	2,000	*
Weiliang Jie (7)	0	*
All officers and directors as a group (7 persons)	12,000	*

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o
(2)	Floor 7 Building D, No.28 Chengfu Road,Haidian District, Beijing, China
(3)	Rongshangju, No.2 West Wudaokou Road Zhongguancun, Haidian District, Beijing, China
(4)	Mr. Kang resigned as CEO and director of the Company on November 15, 2018
(5)	Mr. Zhao resigned as CEO and director of the Company on March 19, 2018
(6)	Ms. Liu resigned as a director of the Company on August 21, 2018
(7)	Mr. Jie resigned as a director of the Company on February 9, 2018

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended January 31, 2019 and 2018:

	For the Fiscal Years ended December 31,
	2018	2017
Audit Fees (1)	$120,000	$106,000
Audit-related Fees (2)	140,000	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$260,000	$106,000

(1)

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by BDO China Shu Lun Pan Certified Public Accountants LLP in 2018 and Marcum Bernstein & Pinchuk LLP in 2017. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Marcum Bernstein & Pinchuk LLP and BDO China Shu Lun Pan Certified Public Accountants LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-41 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description

2.1	Form of Share Exchange Agreement, incorporated herein by reference to Exhibit 2.1 of the draft registration statement on Form DRS filed on February 14, 2013
2.2	Form of Amended Share Exchange Agreement, incorporated herein by reference to Exhibit 2.2 of the registration statement on Form S-1 filed on June 7, 2013
2.3	Share Purchase Agreement by and among the Company, CCC BVI, and HK XU DING CO, LIMITED dated June 19, 2018 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 25, 2018)
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
10.1	Form of Exclusive Business Cooperation Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.2 of the draft registration statement on Form DRS filed on February 14, 2013
10.2	Form of Share Pledge Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.3 of the draft registration statement on Form DRS filed on February 14, 2013
10.3	Form of Exclusive Option Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.4 of the draft registration statement on Form DRS filed on February 14, 2013
10.4	Form of Power of Attorney dated September 26, 2012, incorporated herein by reference to Exhibit 10.5 of the draft registration statement on Form DRS filed on February 14, 2013
10.5	Form of Timely Reporting Agreement dated September 26, 2012, incorporated herein by reference to Exhibit 10.6 of the draft registration statement on Form DRS filed on February 14, 2013

Exhibit	Description

10.6	Form of Finance Agreement, dated October 29, 2015, between Wujiang Luxiang Rural Microcredit Co. Ltd. and Agriculture Bank of China, incorporated herein by reference to Exhibit 10.6 of Annual Report on Form 10-K filed on April 4, 2016.
10.7	Employment Agreement between China Bat Group, Inc. and Long Yi, incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1 filed on June 7, 2013
10.8	Employment Agreement between China Bat Group, Inc. and Jingen Ling incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 31, 2014
10.9	Employment Agreement between China Bat Group, Inc. and Mingjie Zhao incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 23, 2016
10.10	Employment Agreement between China Bat Group, Inc. and Alex Lau incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 20, 2018
10.11	Employment Agreement between China Bat Group, Inc. and Chenguang Kang incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 22, 2018
10.12	Employment Agreement between China Bat Group, Inc. and Zhe Ding incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 2, 2018
10.13	Employment Agreement between China Bat Group, Inc. and Jin Ding incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 2, 2018
10.14	Employment Agreement between China Bat Group, Inc. and Jiaxi Gao incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q filed on November 15, 2018
10.15	Stock Purchase Agreement dated May 26, 2016 incorporated by reference to Exhibit 10.1 of the Current Report on the Current Report on Form 8-K filed on June 2, 2016
10.16	Form of Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 7, 2017
10.17	Form of Warrant incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 29, 2017
10.18	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on September 29, 2017
10.19	Termination Agreement dated November 8, 2018 by and between Hao Limo Technology (Beijing) Co., Ltd. and Beijing Youjiao Technology Limited (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed on November 15, 2018)
10.20	Termination Agreement by and between WOFE and Shareholder of Beijing Youjiao dated June 19, 2018 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 25, 2018)
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BAT GROUP, INC.

Date: April 5, 2019	By:	/s/ Jiaxi Gao
	Name:	Jiaxi Gao
	Title:	Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jiaxi Gao	Chief Executive Officer and Director	April 5, 2019
Jiaxi Gao	(Principal executive officer)

/s/ Long Yi	Chief Financial Officer and Director	April 5, 2019
Long Yi	(Principal financial officer and principal accounting officer)

/s/ Kecen Liu	Director	April 5, 2019
Kecen Liu

/s/ Jialin Cui	Director	April 5, 2019
Jialin Cui

/s/ Teck Chuan Yeo	Director	April 5, 2019
Teck Chuan Yeo

CHINA BAT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Bat Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Bat Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company’s auditor since 2018.

Shanghai, The People’s Republic of China

April 5, 2019

CHINA BAT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2018	2017

ASSETS
Cash		$1,484,116	$1,359,630
Other current assets	8	87,922	-
Assets of disposal group classified as held for sale	6	-	5,805,654
Total current assets		1,572,038	7,165,284

Operating lease assets, net	9	1,634,018	-
Property and equipment, net		5,524	-
Total Assets		$3,211,580	$7,165,284

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Unearned income		$6,208	$-
Other current liabilities	10	403,149	-
Liabilities directly associated with the assets classified as held for sale	6	-	10,426,771
Total current liabilities		409,357	10,426,771

Other noncurrent liabilities	11	-	1,311,000
Total Liabilities		409,357	11,737,771

Shareholders’ Equity (Deficit)
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2018 and 2017, respectively; nil shares issued and outstanding at December 31, 2018 and 2017, respectively)		$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2018 and 2017, respectively; nil shares issued and outstanding at December 31, 2018 and 2017, respectively)		-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 25,119,532 and 19,250,915 shares issued and outstanding at December 31, 2018 and 2017, respectively)	13	25,120	19,251
Subscription fee advanced from a shareholder		-	699,974
Additional paid-in capital		28,745,250	71,424,031
Accumulated deficit		(25,457,090)	(81,534,396)
Accumulated other comprehensive (loss) income		(511,057)	4,818,653
Total Shareholders’ Equity (Deficit)		2,802,223	(4,572,487)
Total Liabilities and Shareholders’ Equity (Deficit)		$3,211,580	$7,165,284

See notes to the consolidated financial statements

CHINA BAT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the years ended December 31, 2018
	Note	2018	2017

Income from operating lease		$488,062	$-
Cost of operating lease		(71,252)	-
Gross profit		416,810	-

Operating expenses
Salaries and employee surcharge		(576,409)	(791,140)
Rental expenses		(65,297)	(30,406)
Business taxes and surcharge		(1,741)	-
Changes in fair value of noncurrent liabilities	11	(166,540)	(266,000)
Other operating expenses	12	(2,011,162)	(3,409,045)
Total operating expenses		(2,821,149)	(4,496,591)

Interest (expenses)/income		(20,157)	35,000
Net loss from continuing operations before income taxes		(2,424,496)	(4,461,591)
Income tax benefit	15	104,024	-
Net loss from continuing operations		$(2,320,472)	$(4,461,591)

Net income (loss) from discontinued operations	6	9,967,629	(6,238,149)
Net income (loss)		$7,647,157	$(10,699,740)

Other comprehensive loss
Foreign currency translation adjustment		(5,329,710)	(55,121)
Reclassified to net income from discontinued operations		4,912,715	-
		(416,995)	(55,121)
Comprehensive income (loss)		$7,230,162	$(10,754,861)

Weighted Average Shares Outstanding-Basic and Diluted		22,980,578	17,893,595
Income (loss) per share- basic and diluted	14	0.332	(0.598)
Net loss per share from continuing operations – basic and diluted	14	(0.101)	(0.249)
Net income (loss) per share from discontinued operations – basic and diluted	14	0.433	(0.349)

See notes to the consolidated financial statements

CHINA BAT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in	Subscription advanced from a	Accumulated	Accumulated other comprehensive
	Number	Amount	capital	shareholder	deficit	income (loss)	Total

Balance as at December 31, 2016	16,637,679	16,638	67,092,175	-	(70,834,656)	4,873,774	1,147,931
Issuance of common stocks to management	345,750	346	709,634	-	-	-	709,980
Issuance of common stocks to several consultants	1,030,000	1,030	2,131,370	-	-	-	2,132,400
Issuance of common stocks and warrants in connection with private placements	1,237,486	1,237	1,558,763	-	-	-	1,560,000
Subscription advanced from a shareholder	-	-	-	699,974	-	-	699,974
Net income for the year	-	-	-	-	(10,699,740)	-	(10,699,740)
Foreign currency translation adjustments	-	-	(67,911)	-	-	(55,121)	(123,032)
Balance as at December 31, 2017	19,250,915	19,251	71,424,031	699,974	(81,534,396)	4,818,653	(4,572,487)

Issuance of common stocks and warrants to management	200,000	200	699,774	(699,974)	-	-	-
Issuance of common stocks in connection with class action settlement	950,000	950	1,476,591	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	4,194,697	4,195	3,261,175	-	-	-	3,265,370
Issuance of common stocks in connection with conversion of convertible promissory notes	523,920	524	313,828				314,352
Net income for the year	-	-	-	-	7,647,157	-	7,647,157
Foreign currency translation adjustments	-	-	-	-	-	(416,995)	(416,995)
Disposition of GLG BVI (Note 6)	-	-	(48,430,149)	-	48,430,149	(4,912,715)	(4,912,715)

Balance as at December 31, 2018	25,119,532	25,120	28,745,250	-	(25,457,090)	(511,057)	2,802,223

CHINA BAT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$7,647,157	$(10,699,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of operating lease assets	101,654	-
Depreciation of property and equipment	1,001	-
Impairment loss on one operating lease asset	184,645
Loss on disposal of one operating lease asset	10,875
Gain (loss) on disposal of discontinued operations	(9,967,629)	6,238,149
Income tax benefits from intraperiod tax allocation	(105,000)
Shares issued to executive officers and professional services	-	2,842,380
Changes in fair value of noncurrent liabilities	166,540	266,000
Changes in operating assets and liabilities:
Other assets	(91,395)	-
Unearned income	6,454
Other current liabilities	189,100	-
Net cash provided by operating activities from discontinued operations	1,769,566	168,581

Net Cash Used in Operating Activities	(87,032)	(1,184,630)

Cash Flows from Investing Activities:
Proceeds from disposal of one operating asset	121,752	-
Proceeds from disposal of discontinued operations	500,000	-
Cash in connection with discontinued operations	(499,496)	(1,067,930)
Purchases of operating lease assets	(2,117,477)	-
Purchases of property and equipment	(6,743)	-
Net cash (used in) provided by investing activities from discontinued operations	(1,270,070)	610,160

Net Cash (Used in) Provided by Investing Activities	(3,272,034)	(457,770)

Cash Flows From Financing Activities:
Borrowings from a third party	226,713	-
Cash raised in private placement of common stocks	3,265,370	1,560,000
Cash raised in private placements of convertible promissory notes	314,352	-
Subscription advanced from management	-	699,974

Net Cash Provided by Financing Activities	3,806,435	2,259,974

Effect of Exchange Rate Changes on Cash	(322,883)	44,189

Net Increase In Cash	124,486	661,763
Cash at Beginning of Year	1,359,630	697,867
Cash at End of Year	$1,484,116	$1,359,630

See notes to the consolidated financial statements

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Bat Group, Inc., (formerly known as China Commercial Credit, Inc. ) (“GLG” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to China Bat Group, Inc. (the “Name Change”). As a result of the Name Change, the Company’s CUSIP number changed to 16955B106.

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

During the year ended December 31, 2018, Beijing Tianxing has acquired five subsidiaries, each with a license to hold a car in Beijing or Zhejiang. On acquisition date, the asset, liability and net asset of the eight companies are comprised of followings:

Name of the Company	Acquisition date	Total assets	Total liabilities	Cash consideration
Beijing Tianrenshijia Apparel Co., Ltd.	2018/5/16	-	-	-
Beijing Tongxingyi Feed Co., Ltd.	2018/5/22	-	-	-
Beijing Eighty Weili Technology Co., Ltd.	2018/5/23	-	-	-
Beijing Saikesheng Garments Co., Ltd.	2018/7/25	-	-	-
Beijing Yimingzhu Restaurant Management Co., Ltd.	2018/7/24	-	-	-

On June 19, 2018, Hao Limo entered into a series of agreements (the “Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The Youjiao VIE Agreements were designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. The purpose of Youjiao VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Youjiao’s management and operations. Beijing Youjiao has the requisite license to carry out used luxurious car leasing business in China. On June 19, 2018, the net liabilities of Beijing Youjiao were $14,004, comprised of cash of $245 and current liabilities of $14,249. The loss on acquisition of Beijing Youjiao through VIE agreements was $14,004 (Note 7).

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

VIE AGREEMENTS WITH BEIJING TIANXING

Material terms of each of the Tianxing VIE Agreements are described below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Beijing Tianxing and Hao Limo, Hao Limo provides Beijing Tianxing with technical support, consulting services and management services on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Beijing Tianxing granted an irrevocable and exclusive option to Hao Limo to purchase from Beijing Tianxing, any or all of Beijing Tianxing’s assets at the lowest purchase price permitted under the PRC laws. Should Hao Limo exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Beijing Tianxing by Hao Limo under this agreement, Hao Limo is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of Hao Limo based on the value of services rendered by Hao Limo and the actual income of Beijing Tianxing from time to time, which is substantially equal to all of the net income of Beijing Tianxing.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years unless it is terminated by Hao Limo with 30-day prior written notice. Beijing Tianxing does not have the right to terminate the agreement unilaterally. Hao Limo may unilaterally extend the term of this agreement with prior written notice.

Share Pledge Agreement

Under the Share Pledge Agreement among Beijing Tianxing, the shareholders of Beijing Tianxing, and Hao Limo, the shareholders of Beijing Tianxing pledged all of her equity interests in Beijing Tianxing to Hao Limo to guarantee the performance of Beijing Tianxing’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in any event of default, as set forth in the Share Pledge Agreement, including that Beijing Tianxing or the shareholders of Beijing Tianxing breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Hao Limo, as pledgee, will be entitled to certain rights, including, but not limited to, the right to dispose of the pledged equity interest in accordance with applicable PRC laws. Hao Limo shall have the right to collect any and all dividends declared or generated in connection with the equity interest during the term of pledge.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Beijing Tianxing. Hao Limo shall cancel or terminate the Share Pledge Agreement upon Beijing Tianxing’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Exclusive Option Agreement

Under the Exclusive Option Agreement, the shareholders of Beijing Tianxing irrevocably granted Hao Limo (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Beijing Tianxing. The option price is equal to the capital paid in by the shareholders of Beijing Tianxing subject to any appraisal or restrictions required by applicable PRC laws and regulations.

The agreement remains effective for a term of ten years and may be renewed at Hao Limo’s election.

Power of Attorney

Under the Power of Attorney, the shareholders of Beijing Tianxing authorized Hao Limo to act on her behalf as her exclusive agent and attorney with respect to all rights as shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association of Beijing Tianxing, including but not limited to the sale or transfer or pledge or disposition of shares held by the shareholders of Beijing Tianxing in part or in whole; and (c) designating and appointing on behalf of the shareholders of Beijing Tianxing the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Beijing Tianxing.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

This Power of Attorney is coupled with an interest and shall be irrevocable and continuously valid from the date of execution of this Power of Attorney, so long as the shareholders of Beijing Tianxing is a shareholder of Beijing Tianxing.

Timely Reporting Agreement

To ensure Beijing Tianxing promptly provides all of the information that Hao Limo and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Beijing Tianxing and the Company.

Under the Timely Reporting Agreement, Beijing Tianxing agreed that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement. The Tianxing VIE Agreements became effective immediately upon their execution.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

VIE AGREEMENTS WITH BEIJING YOUJIAO AND TERMINATION OF VIE AGREEMENTS WITH BEIJING YOUJIAO

Material terms of each of the Tianxing VIE Agreements are similar to those of Youjiao VIE Agreements.

On November 8, 2018, Hao Limo entered into certain termination agreement with Beijing Youjiao and Aizhen Li to terminate the Youjiao VIE Agreements entered in June 19, 2018 (the “Termination Agreement”). The Termination Agreement became effective immediately upon its execution.

DESPOSITION OF GLG BVI

On June 19, 2018, the Company, HK Xu Ding Co, Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability which was previously 100% owned by the Company (“GLG BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase GLG BVI in exchange of cash purchase price of $500,000.

GLG BVI is the sole shareholder of GLG International Investment Ltd. (“GLG HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. GLG HK is the sole shareholder of PFL.

Upon closing of the disposition on June 21, 2018, the Purchaser became the sole shareholder of GLG BVI and as a result, assume all assets and obligations of all the subsidiaries and VIE entities owned or controlled by GLG BVI, including but not limited to Wujiang Luxiang and PFL.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Below is the Company’s structure chart after the completion of the Termination Agreement with Youjiao and Purchase Agreement with HK Xu Ding Co., Ltd.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The accompanying consolidated financial statements of GLG and its subsidiaries and VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all wholly owned subsidiary’s VIEs over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. As of December 31,2018, the Company has one VIE –Beijing Tianxing, and Beijing Tianxing has five subsidiaries (See Note 1 for subsidiary information), each of which is entitled to a license to hold a car in Beijing.

All significant inter-company accounts balances and transactions have been eliminated in consolidation.

(b)	Recently adopted accounting standards

In December 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments clarify or simplify certain narrow aspects of ASC 842 for lessors. Specifically: 1) The amendments provide an accounting policy election whereby lessors may choose not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, lessors making the election will account for those costs as if they are lessee costs, i.e., through the balance sheet instead of the income statement. 2) Lessors will exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. Conversely, lessors will include in variable payments, and therefore revenue, such costs that are paid by the lessor and reimbursed by the lessee, and 3) Regarding contracts with lease and nonlease components, lessors will allocate certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur.The amount of variable payments allocated to the lease components will be recognized in profit or loss, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other GAAP. If an entity has not yet adopted the new leases standard, it must adopt ASU 2018-20 concurrently with the leases standard. If an entity has previously adopted the new leases standard, specific transition requirements apply. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 expands the accounting alternative that allows private companies the election not to apply the variable interest entity guidance to qualifying common control leasing arrangements. ASU 2018-17 broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements). ASU 2018-17 also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The amendments are effective for public business entities for fiscal years ending after December 15, 2019. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. The Company is currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Recently adopted accounting standards (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires lessors to classify leases as a sales-type, direct financing, or operating lease. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standardonal practical expedients in transition. ted. While we continue to evaluate certain aspects of the new standard, including those still being revised by the FASB, we do not expect the new standard to have a material effect on our financial statements and we do not expect a significant change in our leasing activities between now and adoption. We believe substantially all of our leases will continue to be classified as operating leases under the new standard. In addition, due to the new standardleases will continue to beinitial direct costs, we expect to expense as incurred significant lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term.

The Company does not believe other recently issued but not yet effective accounting standards would have a material effect would have a material effect on the consolidated financial position, statements of operations and cash flows.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Recently adopted accounting standards

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

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period, primarily for the effects of discontinued operations.

(f)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets; (iii) the valuation allowance of deferred tax assets; and (iv) contingencies and litigation

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

	December, 2018	December 31, 2017
Balance sheet items, except for equity accounts	6.8776	6.5064

	For the years ended December 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6163	6.7570

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

As of December 31, 2017, the Company’s other noncurrent liabilities represented the share settlement in class actions were measured at fair value within Level 1 by reference to the quoted market price per share as the Company is a public entity. The balance was settled during the year ended December 31, 2018.

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. For the year ended December 31, 2018, we accrued impairment of $184,645 for one operating lease asset. We accrue rental income on our operating leases when collection is reasonably assured.

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 840, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the year ended December 31, 2018, the Company generated income from operating lease of $488,062.

(k)	Income taxes

The Company accounts for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income to be utilized with prior net operating loss carried forward. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2018 and 2017. As of December 31, 2018, income tax returns for the tax years ended December 31, 2012 through December 31, 2017 remain open for statutory examination by PRC tax authorities.

The income tax benefit recognized in the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2018 resulted from the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations. Accordingly, a tax benefit was recorded in continuing operations with an offsetting tax expense recorded in discontinued operations (Note 15). For the year ended December 31, 2017, we had no intraperiod tax allocation as we had incurred net losses among continuing operations and other operations outside the continuing operations.

(l)	Income (loss) per share

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the years ended December 31, 2018 and 2017. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

(m)	Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive foreign currency adjustments income. Comprehensive income (loss) is reported in the statements of operations and comprehensive income (loss).

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Commitments and contingencies

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

As of December 31, 2018, the Company’s microcredit service segment met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of microcredit service segment are reported as a gain from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our microcredit service segment are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2017. For additional information, see Note 6, “Disposition of GLG BVI”.

In addition, as of December 31, 2018, Beijing Youjiao met all the conditions required in order to be classified as a discontinued operation (Note 1). For the year ended December 31, 2018, the operating results of Beijing Youjiao was $nil. In addition, Beijing Youjiao became a VIE since June 2018, no comparative information as presented on the consolidated balance sheets as of December 31, 2017. For additional information, see Note 7, “Disposition of Beijing Youjiao”.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Segment reporting

Our business had been organized into two reportable operating segments: (i) our microcredit service segment, and (ii) our luxury car leasing segment. However, due to changes in our organizational structure associated with the microcredit service segment as a discontinued operation (Note 2(q)), management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of December 31, 2018, the Company had cash balance of $1,484,116 and a positive working capital of $1,162,681. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On May 17, 2018 and June 19, 2018, Hao Limo entered into VIE Agreements with Beijing Youjiao and Beijing Tianxing. The key terms of these VIE Agreements are summarized in “Note 1 - Organization and Nature of Operation” above. Later on November 8, 2018, Hao Limo entered into Termination Agreements with Beijing Youjiao. As a result of the VIE Agreements and Termination Agreements, the Company had Beijing Tianxing as its only one VIE as of December 31, 2018. In addition, the Company classifies Beijing Youjiao as the Company’s VIE for the period from June 19, 2018 to November 8, 2018.

VIE is an entity that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Hao Limo is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Youjiao and Beijing Tianxing, because it has both of the following characteristics:

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement balances and amounts only reflect the financial position and financial performances of Beijing Tianxing, which were included in the consolidated financial statements as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Cash	$991,385	$-
Other current assets	87,922	-
Operating lease assets, net	1,634,018	-
Property and equipment, net	5,524	-

Total Assets	$2,718,849	$-

Unearned income	$6,209	$-
Other current liabilities	320,649	-
Due to CCC	2,937,927

Total Liabilities	$3,264,785	$-

	For the years ended	For the years ended
	2018	2017

Revenue	$488,062	$-
Net loss	$536,694	$-

5.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As December 31, 2018, approximately $416,459 was deposited with a bank in the United States which was insured by the government up to $250,000. At December 31, 2018 and 2017, approximately $1,067,657 and $nil, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	RISKS (CONTINUED)

(c)	Foreign currency risk

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $416,459 which was in U.S. dollars at December 31, 2018, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

(d)	VIE risk

It is possible that the VIE Agreements among Beijing Tianxing, Hao Limo, and the Beijing Tianxing Shareholders would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position, and operating performance would be materially adversely affected. The Company’s contractual arrangements with Beijing Tianxing, Hao Limo, and the Beijing Tianxing Shareholders are approved and in place. Management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts to be unenforceable.

The Company’s operations and businesses rely on the operations and businesses of Beijing Tianxing, the VIE of the Company, which holds certain recognized revenue-producing assets including the luxury used cars. The VIE also has an assembled workforce, focused primarily on promotion and marketing, whose costs are expensed as incurred. The Company’s operations and businesses may be adversely impacted if the Company loses the ability to use and enjoy assets held by its VIE.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

6.	DESPOSITION OF GLG BVI

On June 19, 2018, the Company, HK Xu Ding Co., Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“GLG BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase GLG BVI in exchange of cash purchase price of $500,000. The consideration was paid as of June 30, 2018.

GLG BVI is the sole shareholder of GLG International Investment Ltd. (“GLG HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. GLG HK is the sole shareholder of PFL.

On July 10, 2018, the parties completed all the share transfer registration procedure as required by the laws of British Virgin Islands and all the other closing conditions have been satisfied, as a result, the Disposition contemplated by the Purchase Agreement is completed. Upon completion of the Disposition, the Purchaser became the sole shareholder of GLG BVI and as a result, assumed all assets and obligations of all the subsidiaries and VIE entities owned or controlled by GLG BVI. Upon the closing of the transaction, the Company does not bear any contractual commitment or obligation to the microcredit business or the employees of GLG BVI and its subsidiaries and VIEs, nor to the Purchaser.

On June 17, 2018, management was authorized to approve and commit to a plan to sell GLG BVI, therefore the major assets and liabilities relevant to the disposal are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net income (loss) separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets relevant to the sale of GLG BVI with a carrying value of $6.2 million were classified as assets held for sale as of June 19, 2018. The liabilities relevant to the sale of GLG BVI with a carrying value of $10.5 million were classified as liabilities held for sale as of June 19, 2018. A net gain of $9.7 million was recognized as the net gain from disposal of discontinued operation in 2018.

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

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale in the in the consolidated balance sheet as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Carrying amounts of major classes of assets held for sale:
Cash	$-	$1,138,564
Loan receivable, net	-	4,064,921
Interest receivable	-	35,440
Other assets	-	566,729
Total assets of disposal group classified as held for sale	$-	$5,805,654
Carrying amounts of major classes of liabilities held for sale:
Deposit payable	$-	$261,281
Accrual for financial guarantee services	-	9,270,882
Other current liabilities	-	166,440
Due to related parties	-	398,073
Income tax payable	-	330,095
Liabilities directly associated with the assets classified as held for sale	$-	10,426,771

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

6.	DESPOSITION OF GLG BVI (CONTINUED)

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive Income (loss) for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017

Discontinued Operations
Total interest and fees income	$106,985	$372,361
Reversal of provision (Provision) for loan losses and financing lease losses	417,600	(3,055,515)
Reversal of provision for financial guarantee services	(104,229)	(2,838,513)
Non-interest expenses	(142,600)	(716,482)
Net gain from discontinued operations	9,689,873	-
Net income (loss) from discontinued operations	$9,967,629	$(6,238,149)

Total operating cash flows provided by discontinued operations for the years ended December 31, 2018 and 2017 were $1,769,566 and $168,581, respectively.

For the year ended December 31, 2018, the operating cash flows provided by discontinued operations was mainly caused by net loss incurred by discontinued operations of $277,756 against increased receivables due from the Company of $1.2 million.

For the year ended December 31, 2017, the operating cash flows provided by discontinued operations was mainly caused net loss incurred by discontinued operations of $6,238,149 adjusted for provision for loan losses and financial guarantee services of $3,122,113 and $3,122,329, respectively.

Total investing cash flows used in discontinued operations for the year ended December 31, 2018 were $1,270,070, and total investing cash flows provided by discontinued operations for the year ended December 31, 2017 was $610,160.

The cash provided by investing activities for the year ended December 31, 2018 was net effects of disbursement of loans to third parties of $3,391,907 against collection of $1,943,958 from third party customers of direct loan services.

The cash provided by investing activities for the year ended December 31, 2017 was net effects of collection of $429,185 from third party customers of financial guarantee services and collection from a related party of $482,463 against short-term investments in a financial institution of $369,987.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

7.	DESPOSITION OF BEIJING YOUJIAO

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

As the VIE Agreement and Termination Agreement with Beijing Youjiao were entered into in the same year ended December 31, 2018, the carrying amounts of assets and liabilities of discontinued operations were $nil as of December 31, 2018 and 2017.

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive Income (loss) for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017

Discontinued Operations
Non-interest expenses	$(111,320)	$-
Loss on acquisition of Beijing Youjiao	(14,004)
Net gain from discontinued operations	125,324	-
Net income from discontinued operations	$-	$-

Neither operating nor investing cash flows were provided by discontinued operations for the years ended December 31, 2018 and 2017, respectively.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

8.	OTHER CURRENT ASSETS

	December 31,	December 31,
	2018	2017

Deferred rental expenses	$43,233	$-
Petty cash	37,812	-
Others	6,877	-

	$87,922	$-

9.	OPERATING LEASE ASSETS, NET

The Company started its used luxurious car leasing business in China since May 2018.

During the year ended December 31, 2018, the Company purchased seven used luxurious cars and disposed of one car. As of December 31, 2018, the Company had investments in six used luxurious cars.

As of December 31, 2018, the Company, by reference to the market price, determined the fair value of one of the six used luxurious cars was below the carrying amount of the leased asset. As a result, the Company accrued impairment of $184,645 for the operating lease asset for the year ended December 31, 2018.

As of the December 31, 2018, the balance of the used luxurious cars is comprised of the following:

	December 31,	December 31,
	2018	2017

Used luxurious cars	$1,906,168	$-
Less: accumulated depreciation	(94,520)	-
accumulated impairment	(177,630)	-

	$1,634,018	$-

For the year ended December 31, 2018, the Company charged depreciation expenses of $101,654 and impairment losses of $184,645 on used luxurious cars. The depreciation expenses of $62,686 and $38,968 were charged to accounts of “net depreciation expense on operating lease assets” and “other operating expenses”, respectively.

In August 2018, the Company sold a used car with net book value $127,588 in exchange for a consideration of $121,752. As a result, the Company incurred a loss of $10,875 from the disposal.

In May and July, 2018, the Company pledged one and one luxurious car for a period of one-year and three-month for borrowings from third parties, respectively. In October 15, 2018, the pledge of the latter car was released.

10.	OTHER CURRENT LIABILITIES

	December 31,	December 31,
	2018	2017

Borrowings from third parties	$218,100	$-
Other payable	76,749	-
Accrued litigation fees	82,500	-
Accrued payroll	17,983
Other tax payable	7,817

	$403,149	$-

As of December 31, 2018, the Company had borrowings of $218,100 from two third parties. The interest rate charged on the borrowings are 10.5% and 10%, respectively. For the year ended December 31, 2018, the Company charged interest expenses of $22.843 on the borrowings.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

11.	OTHER NONCURRENT LIABILITIES

	December 31,	December 31,
	2018	2017

Accrued provision for share settlement against legal proceedings	$-	$1,311,000

	$-	$1,311,000

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

The Company recorded expenses of $166,540 for the year ended December 31, 2018 under the account of “Changes in fair value of noncurrent liabilities”. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date. The movement of the other noncurrent liabilities for the year ended December 31, 2018 was as follows:

For the year ended December 31, 2018

	Number of shares settled	Share price	Other noncurrent liabilities

As of December 31, 2017	$950,000	$1.38	$1,311,000
Class action settlement expenses – changes in fair value of stock portion	-	$-	166,540
Share settlement of 712,500 shares	(712,500)	$1.68	(1,197,000)
Share settlement of 237,500 shares	(237,500)	$1.18	(280,540)
As of December 31, 2018		$-	$-

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12.	OTHER OPERATING EXPENSES

	For the years ended December 31,
	2018	2017
Legal and consulting expenses	$758,398	$2,944,287
Car expenses	325,711	-
Impairment losses on one operating lease asset	184,645	-
Other tax expenses	164,547	-
Travel expenses	121,873	28,113
Audit-related expense	98,717	189,594
Litigation settlement cost	82,500	-
Promotion expenses	56,859	-
Depreciation and amortization	39,969	-
Maintenance expenses	32,134	-
Entertainment expenses	16,703	-
Bank charges	3,942	1,605
Other expenses	125,164	245,446
	$2,011,162	$3,409,045

13.	CAPITAL TRANSACTION

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

On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 shares common stocks as the share settlement of 950,000 shares, respectively, as disclosed in Note 11.

During the year ended December 31, 2018, the Company raised an aggregation of $3,265,370 from several private placements by issuing 4,194,697 shares of common stock, par value $0.001 per share, at the per share purchase price as disclosed in below table. The shares of common stocks were issued to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the securities purchase agreement (“SPA”) dated April 28, 2018, May 29, 2018 and June 19, 2018, respectively. The details of the issuance of shares of common stock in the private placements are as follows:

	Number of shares issued	Per share purchase price	Capital raised
April 11, 2018	649,350	$0.77	$500,000
May 10, 2018	1,336,314	$0.78	1,042,324
May 29, 2018	658,000	$0.78	513,240
May 29, 2018	982,996	$0.78	766,737
June 19, 2018	568,037	$0.78	443,069
	4,194,697		$3,265,370

On October 16, 2018, the Company completed private placement of convertible promissory notes to certain “non-U.S. Persons” as defined in Regulation S of the Securities Act in the original principal amount of $314,352, convertible into shares of common stock of the Company at a per share conversion price of $0.6. If the notes are fully converted, the Company will issue an aggregate of 523,920 shares of common stock. As of December 31, 2018, the notes were fully converted into common stock.

As of December 31, 2018, there were 25,119,532 shares of common stock issued and outstanding.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

13.	CAPITAL TRANSACTION (CONTINUED)

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

As of December 31, 2018, the Company had outstanding warrants to purchase 273,370 shares with fair value of $280,830.

	December 31, 2018		December 31, 2017
	Number of warrants	Fair value of warrants	Number of warrants	Fair value of warrants

Yang Jie	$218,370	$222,453	$158,370	$152,553
Long Yi	55,000	58,377	35,000	33,715
Total	$273,370	$280,830	$193,370	$186,268

As of December 31, 2018, the Company had no authorized but unissued stocks and warrants.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

14.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended December 31,	For the Years Ended December 31,
	2018	2017

Net income (loss)	$7,647,157	$(10,699,740)

Weighted Average Shares Outstanding-Basic and Diluted	22,980,578	17,893,595
Income (Loss) per share- basic and diluted	$0.332	$(0.598)
Net loss per share from continuing operations – basic and diluted	$(0.101)	$(0.249)
Net income (loss) per share from discontinued operations – basic and diluted	$0.433	$(0.349)

Basic income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is the same as basic income (loss) per share due to the lack of dilutive items in the Company for the years ended December 31, 2018 and 2017. The number of warrants is excluded from the computation as the anti-dilutive effect.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

15.	INCOME TAXES

Income taxes that are attributed to the continuing operations are consist of:

	For the Years Ended December 31,	For the Years Ended December 31,
	2018	2017

Current income tax benefits	$104,024	$-
Deferred income tax expenses	-	-
Income tax benefits	$104,024	$-

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in net income (loss). The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At December 31, 2018 and 2017, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

	December 31, 2018	December 31, 2017

Net operating loss carryforwards in the PRC	$179,518	$-
Federal Net operating loss carryforwards in the U.S.	947,981	694,632
State Net operating loss carryforwards in the U.S.	586,845	430,010
Less: valuation allowance	(1,714,344)	(1,124,642)
	$-	$-

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2018	2017

PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	(2.82)%	3.75%
Effect of valuation allowance for deferred tax assets	(22.22)%	(28.75)%
Tax benefits from intraperiod tax allocation from discontinued operations	4.33%	-
Effective tax rate	(4.29)%	-

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

15.	INCOME TAXES (CONTINUED)

The United States of America

The Company is incorporated in the State of Delaware in the U.S., and is subject to U.S. federal corporate income taxes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, which has made significant changes to the Internal Revenue Code. Those changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S and concluded there was no effect on the Company’s income tax expenses as the Company has no deferred tax assets generated since inception.

For the year ended December 31, 2018 and 2017, the Company had loss before tax of $1.71 million and $1.64 million in the U.S., respectively.

As of December 31, 2018 and 2017, the Company’s federal net operating loss carryforward for U.S. income taxes was approximately $4.51 million and $3.31 million, respectively. The federal net operating loss carryforward is available to reduce future years’ taxable income through year 2037 and net operating losses generated in 2018 will not expire. Management believes that the realization of the benefit from this loss appears uncertain due to the Company’s operating history.

As of December 31, 2018 and 2017, the Company had state net operating loss carryforwards of approximately $4.51 million and $3.31 million, respectively. The state net operating loss carryforward is available to reduce future years’ taxable income through year 2038. As of December 31, 2018 and 2017, valuation allowances for deferred tax assets were approximately $0.59 million and $0.43 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

Utilization of the Company's U.S. net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

For the year ended December 31, 2018, we recognized a capital gain of $500,000 from disposition of discontinued operations, before taxes (For details of discontinued operations, please refer to Note 6 and 7 of our Consolidated Financial Statements included in Form 10-K). In accordance with the “Intraperiod Tax Allocation” rules under ASC 740: Income Taxes, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in our case, discontinued operations for the year ended December 31, 2018, we recorded a tax benefit in continuing operations of $105,000 with an offsetting tax expense of $105,000 recorded in discontinued operations.

PRC

For the year ended December 31, 2018 and 2017, the Company had loss before tax of $0.72 million and $nil, respectively, for the continuing operations in PRC. As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for PRC income taxes of $718,073 and $nil, respectively, which will expire through 2023. Management believes that the realization of the benefit from this loss appears uncertain due to the Company’s operating history.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit.

As of December 31, 2018, all of company’s US income tax returns and PRC tax returns for the tax years ended December 31, 2012 through December 31, 2017 remain open for statutory examination by tax authorities.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16.	RELATED PARTY TRANSACTIONS AND BALANCES

As of December 31, 2018 and 2017, the Company had no balances due from or due to related parties.

For the year ended December 31, 2018, the Company disbursed and collected a loan of $29,119 from Shun Li, the shareholder of Beijing Tianxing. The loan was interest free.

17.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 for the year ended December 31, 2018. In addition, for the year ended December 31, 2018, we entered into one rental free office lease agreement with a third party and one office lease agreement with monthly rental fee of $5,506 with a third party which expires in September 2020. The following table sets forth the Company’s contractual obligations as of December 31, 2018 in future periods:

Rental payments

Year ending December 31, 2019	$18,395
Year ending December 31, 2020	45,726
Total	$64,121

Rent expense for the years ended December 31, 2018 and 2017 was $65,297 and $30,406, respectively.

2)	Contingencies

a)	2014 Class Action litigation

On August 6, 2014, a purported shareholder Andrew Dennison filed a putative class action complaint in the United States District Court District of New Jersey (the “N.J. district court”) relating to a July 25, 2014 press release about the Company’s progress in recovering a significant portion of the $5.4 million the Company paid in the first quarter of 2014 on behalf of loan guarantee customers. The action, Andrew Dennison v. China Bat Group, Inc., et al., Case No. 2:2014-cv-04956, alleges that the Company and its current and former officers and directors Huichun Qin, Long Yi, Jianming Yin, Jinggen Ling, Xiangdong Xiao, and John F. Levy violated the federal securities laws by misrepresenting in prior public filings certain material facts about the risks associated with its loan guarantee business. On October 2, 2014, purported shareholders Zhang Yun and Sanjiv Mehrotra (the “Yun Group”) asserted substantially similar claims against the same defendants in a putative class action captioned Zhang Yun v. China Bat Group, Inc., et al., Case No. 2:14-cv-06136 (D. N.J.). Neither complaint states the amount of damages sought.

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

a)	2014 Class Action litigation (continued)

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

Two of the Underwriter Defendants, Axiom Capital Management, Inc., and ViewTrade Securities, Inc., have asserted their respective rights to indemnification under the Underwriting Agreements entered into in connection with the Company’s initial public offering and secondary offering. On or about March 16, 2016, CCCR entered into an Advance Funding and Escrow Agreement (“Advance Funding Agreement”), under which the CCCR agreed to deposit shares into escrow to fund the advancement obligation, with the initial deposit to be 637,592 shares which was valued at Two Hundred Thousand Dollars ($200,000), based upon 80% of the 30 day volume weighted average trading price for each of the 30 consecutive trading days prior to the date of the agreement. As of the completion of the settlement, an aggregate of 527,078 shares are unused in the escrow account and the Underwriter Defendants acknowledged there is no additional payment of fees and expenses owed to the Underwriter Defendants and the Advance Funding Agreement shall be terminated. The Company has instructed the transfer agent to cancel the 527,078 shares and return them to authorized shares. As of the date of this Form 10-K, the Company is working with its counsel and the escrow agent to complete such cancelation.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

b)	2015 Derivative action

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

The Company intends to vigorously defend against it. At this stage of the proceedings, the Company is not able to estimate the probability of success or loss. The Court ordered GLG to answer or otherwise move with respect to this action on or before November 13, 2017. Thereafter, GLG and Mr. Levy submitted a pre-motion letter to the Court requesting permission to move to dismiss the derivative complaint; submission of this letter stayed the proceedings pending the Court’s review thereof. The Court held a hearing on this pre-motion letter on January 22, 2018, denying permission to file a motion to dismiss the complaint without prejudice and setting forth a schedule under which Kodali must serve the remaining defendants in the derivative litigation. On or about August 22, 2018, our new litigation counsel noticed their appearance in the Action. The parties filed a Joint Status Report on August 22, 2018, advising the Court that the parties continued to have discussions regarding a potential resolution of the matter. The parties have come to a potential agreement regarding a monetary settlement. However, the parties continued to discuss the non-monetary aspects of a potential resolution. On January 18, 2019, the parties to the derivative action entered into a Stipulation of Settlement and Plaintiff filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement (“Motion”). On April 4, 2019, the Court preliminarily approved the Stipulation and settlement set forth therein, including the terms and conditions for settlement and dismissal with prejudice of the Derivative Action, subject to further consideration at the Settlement Hearing to be held on July 11, 2019 at the United States District Court for the Southern District of New York.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

c)	2017 Class action

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain a stockholder of the Company on behalf of himself and similarly situated stockholders of the Company GLG in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an the Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement).

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

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

d)	2017 Arbitration with Sorghum (continued)

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. On December 21, 2017, prior to filing the Arbitration Demand, the Company provided Sorghum with formal notice of its breaches to the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed a single arbitrator to the matter subject to the parties’ approval. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Company intends to vigorously oppose and move to confirm the arbitration award. The Court has scheduled a hearing for May 1, 2019.

e)	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

On August 2, 2018, the Company became party to an action filed by Shanghai Nonbank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s Complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin. Plaintiff alleges that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. The Complaint alleges two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s Complaint. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

18.	RECEIPT OF NASDAQ DEFICIENCY NOTICE

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

On February 7, 2019, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Nasdaq Staff”) indicating that the Company has regained compliance with the periodic filing requirement for continued listing on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5500(a)(2) (the “Minimum Bid Price Requirement”) based on the closing bid price of the Company’s common stock being at $1.00 per share or greater for ten consecutive business days, from January 17 through February 6, 2019.

19.	PARENT-ONLY FINANCIAL STATEMENTS

Financial statements of China Bat Group, Inc. (“Parent company”) are shown below.

CHINA BAT GROUP, INC.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Cash	$416,459	$1,359,630
Due from VIE	3,537,214	245,000

Total current assets	3,953,673	1,604,630
Investment in subsidiaries	-	-
Total Assets	$3,953,673	$1,604,630
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Other current liabilities	$82,500	$-
Other noncurrent liabilities	-	1,311,000
Total Liabilities	82,500	1,311,000
Shareholders’ Equity (Deficit)
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 25,119,532 and 19,250,915 shares issued and outstanding at December 31, 2018 and 2017, respectively)	25,120	19,251
Subscription fee advanced from a shareholder	-	699,974
Additional paid-in capital	29,814,200	76,290,148
Accumulated deficit	(25,457,090)	(81,534,396)
Accumulated other comprehensive (loss) income	(511,057)	4,818,653
Total Shareholders’ Equity (Deficit)	3,871,173	293,630
Total Liabilities and Shareholders’ Equity (Deficit)	$3,953,673	$1,604,630

CHINA BAT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31, 2018
	2018	2017
Salaries and employee surcharge	(467,104)	(694,270)
Rental expenses	(42,949)	(30,406)
Changes in fair value of noncurrent liabilities	(166,540)	(266,000)
Other operating expenses	(1,031,951)	(3,505,915)
Total operating expenses	(1,708,544)	(4,496,591)
Interest income	2,121	35,000
Net loss before income taxes	(1,706,432)	(4,461,591)
Income tax benefit	105,000	-
Equity of (income) loss in subsidiaries	9,248,589	(6,238,149)
Net income (loss)	$7,647,157	$(10,699,740)
Other comprehensive loss
Foreign currency translation adjustment	(416,995)	(55,121)
Comprehensive income (loss)	$7,230,162	$(10,754,861)

CHINA BAT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$7,647,157	$(10,699,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity (income) loss of subsidiaries	(9,248,589)	6,238,149
Income tax benefits	(105,000)	-
Shares issued to executive officers and professional services	-	2,842,380
Changes in fair value of noncurrent liabilities	166,540	266,000
Changes in operating assets and liabilities:
Due from VIE	(3,292,214)	(245,000)
Other current liabilities	82,500	-

Net Cash Used in Operating Activities	(4,749,606)	(1,598,211)

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Borrowings from a third party	226,713	-
Cash raised in private placement of common stocks	3,265,370	1,560,000
Cash raised in private placements of convertible promissory notes	314,352	-
Subscription advanced from management	-	699,974
Net Cash Provided by Financing Activities	3,806,435	2,259,974
Effect of Exchange Rate Changes on Cash	-	-
Net Increase In Cash	(943,171)	661,763
Cash at Beginning of Year	1,359,630	697,867
Cash at End of Year	$416,459	$1,359,630

CHINA BAT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

20.	SUBSEQUENT EVENT

(a) On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect the following: (1) a name change to China Bat Group, Inc. (the “Name Change”) and (2) a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001 (the “Common Stock”) (collectively, the “Charter Amendment”). The Charter Amendment became effective on January 17, 2019. As a result of the Name Change and Reverse Split, the Company’s CUSIP number changed to 16955B106.

As a result of the Reverse Split, every five (5) shares of the Company’s issued and outstanding Common Stock will be combined into one (1) issued and outstanding share of the Company’s Common Stock. There will be no fractional shares. Any fractional shares that would have resulted because of the Reverse Split will be rounded up to the nearest whole share.

(b) On January 18, 2019, the parties to the 2015 Derivative action entered into a Stipulation of Settlement and Plaintiff filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement (“Motion”). On April 4, 2019, the Court preliminarily approved the Stipulation and settlement set forth therein, including the terms and conditions for settlement and dismissal with prejudice of the Derivative Action, subject to further consideration at the Settlement Hearing to be held on July 11, 2019 at the United States District Court for the Southern District of New York.