Form 10-Q
period 2019-03-31
China Bat Group, Inc.
filed 2019-05-20
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36055

China Bat Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 104, No. 33 Section D, No. 6 Middle Xierqi Road, Haidian District, Beijing, China	100085
(Address of principal executive offices)	(Zip Code)

+86 (010) 59441080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GLG	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2019, 7,206,992 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA BAT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2019	2018
		(unaudited)
ASSETS
Cash		$340,695	$1,484,116
Other current assets	7	656,569	87,922
Total current assets		997,264	1,572,038

Property and equipment, net		5,106	5,524
Operating lease assets, net	8	1,939,377	1,634,018
Total Assets		$2,941,747	$3,211,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned income		$29,669	$6,208
Other current liabilities	9	178,290	185,049
Other payable	10	819,440	218,100
Total Liabilities		1,027,399	409,357

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2018 and 2017, respectively; nil shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)		$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)		-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,526,297 and 5,023,906 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)*	12	5,526	5,024
Additional paid-in capital		29,649,052	28,765,346
Accumulated deficit		(27,286,916)	(25,457,090)
Accumulated other comprehensive loss		(453,314)	(511,057)
Total Shareholders’ Equity		1,914,348	2,802,223

Total Liabilities and Shareholders’ Equity		$2,941,747	$3,211,580

*	On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the 25,119,532 shares issued and outstanding as of December 31, 2018 decreased to 5,023,906 shares.

See notes to the unaudited condensed consolidated financial statements

CHINA BAT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the Three Months Ended March 31,
	Note	2019	2018
		(unaudited)	(unaudited)

Income from operating lease		$399,999	$-
Cost of operating lease		(237,651)	-
Gross profit		162,348	-

Operating expenses
Salaries and employee surcharge		(1,059,551)	(121,653)
Rental expenses		(16,624)	(12,139)
Business taxes and surcharge		(1,368)	-
Changes in fair value of noncurrent liabilities		-	(147,540)
Other operating expenses	11	(925,094)	(281,095)
Total operating expenses		(2,002,637)	(562,427)

Interest expenses		10,463	-
Net loss from continuing operations before income taxes		(1,829,826)	(562,427)

Income tax expense	15	-	-
Net loss from continuing operations		$(1,829,826)	$(562,427)

Net income from discontinued operations	6	-	176,529
Net loss		$(1,829,826)	$(385,898)

Other comprehensive income (loss)
Foreign currency translation adjustment		57,743	-
Reclassified to net income from discontinued operations		-	(125,220)
		57,743	(125,220)
Comprehensive loss		$(1,772,083)	$(511,118)

Weighted Average Shares Outstanding-Basic and Diluted*	13	5,169,041	3,966,933

Loss per share- basic and diluted	13	$(0.354)	$(0.097)
Net loss per share from continuing operations – basic and diluted	13	$(0.354)	$(0.142)
Net income per share from discontinued operations – basic and diluted	13	$-	$0.045

*	On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the weighted average shares outstanding – basic and diluted of 19,834,665 shares issued and outstanding as for the three months ended March 31, 2018 decreased to 3,966,933 shares.

See notes to the unaudited condensed consolidated financial statements

CHINA BAT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,829,826)	$(385,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating lease assets	46,858	-
Depreciation of property and equipment	551	-
Impairment loss on one operating lease asset	96,318	-
Restricted shares issued to employees	884,208	-
Gain on disposal of discontinued operations	-	(176,529)
Changes in fair value of noncurrent liabilities	-	147,540
Changes in operating assets and liabilities:
Other current assets	29,320	-
Unearned income	23,180
Other current liabilities	(9,242)	-
Net cash used in operating activities from discontinued operations	-	(193,759)
Net Cash Used in Operating Activities	(758,633)	(608,646)

Cash Flows from Investing Activities:
Cash in connection with discontinued operations	-	(181,838)
Purchases of operating lease assets	(406,757)	-
Loan disbursed to third parties	(592,724)	-
Net cash provided by investing activities from discontinued operations	-	332,966
Net Cash (Used in) Provided by Investing Activities	(999,481)	151,128

Cash Flows from Financing Activities:
Borrowings from third parties	592,724	-
Net Cash Provided by Financing Activities	592,724	-

Effect of Exchange Rate Changes on Cash	21,969	42,631

Net Decrease in Cash	(1,143,421)	(414,887)
Cash at Beginning of Period	1,484,116	1,359,630
Cash at End of Period	$340,695	$944,743

See notes to the unaudited condensed consolidated financial statements

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Bat Group, Inc., (formerly known as China Commercial Credit, Inc. ) (“GLG” or “the Company”) is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to China Bat Group, Inc. (the “Name Change”) and a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001. (collectively, the “Charter Amendment”). The Charter Amendment became effective on January 17, 2019. As a result of the Name Change, the Company’s CUSIP number changed to 16955B106. As a result of the Reverse Split, all references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the 25,119,532 shares issued and outstanding as of December 31, 2018 decreased to 5,023,906 shares. On March 8, 2019, the Company issued 502,391 restricted shares to its employees. As of March 31, 2019 and December 31, 2018, the Company had 5,526,297 shares and 5,023,906 shares issued and outstanding, respectively.

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

During the year ended December 31, 2018, Beijing Tianxing has acquired five subsidiaries, each with a license to hold a car in Beijing or Zhejiang. On acquisition date, the asset, liability and net asset of the five companies are comprised of followings:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Below is the Company’s structure chart after the completion of the Termination Agreement with Youjiao and Purchase Agreement with HK Xu Ding Co., Ltd.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. As of March 31, 2019, the Company has one VIE –Beijing Tianxing, and Beijing Tianxing has five subsidiaries (See Note 1 for subsidiary information), each of which is entitled to a license to hold a car in Beijing. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on April 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2019, its unaudited results of operations for the three months ended March 31, 2019 and 2018, and its unaudited cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Recently announced accounting standards

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Recently adopted accounting standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2019 and did not elect to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. The Company uses the portfolio method for releasing the stranded tax effects from accumulated other comprehensive income.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (ASC Topic 842) that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB also subsequently issued amendments to the standard, including providing an additional and optional transition method to adopt the new standard, described below, as well as certain practical expedients related to land easements and lessor accounting.

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. The new accounting standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We adopted this accounting standard effective January 1, 2019, using the optional transition method with no restatement of comparative periods. Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 840. Our adoption of the new standard did not result in a cumulative effect adjustment to retained earnings.

We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components of leases for the majority of our classes of underlying assets. Consequently, on adoption and as of March 31, 2019, we did not recognize ROU assets or lease liabilities as we did not enter into new lease agreements with lease term over 12 months for the three months ended March 31, 2019 (Note 16).

(d)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets; (iii) the valuation allowance of deferred tax assets; and (iv) contingencies and litigation.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Foreign currency translation

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

	March 31, 2019	December 31, 2018
Balance sheet items, except for equity accounts	6.7119	6.8776

	For the Three Months Ended March 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7485	6.3582

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

Pursuant to ASC 830-30-40-1, upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity shall be both:

a.	Removed from the separate component of equity

b.	Reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Fair value measurement

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

During the three months ended March 31, 2018, the Company recorded $147,540 in “Changes in fair value of noncurrent liabilities”. This is related to distribution of the Settlement Shares to the class plaintiffs approved by the Court in December 2017. On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 class settlement shares, at the market share price of $1.68 and $1.18 per share, respectively. The Company recorded expenses of $147,540 for the year ended December 31, 2018 under the account of “Changes in fair value of noncurrent liabilities”. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date.

(g)	Operating lease asset, net

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. For the three months ended March 31, 2019, we accrued impairment of $96,318 for one operating lease asset. We accrue rental income on our operating leases when collection is reasonably assured.

When a lease vehicle is returned to us, either at the end of the lease term or through repossession, the asset is reclassified from operating lease assets to property and equipment, net and recorded at the lower-of-cost or estimated fair value, less costs to sell. Any losses recognized at this time are recorded as depreciation expense. Subsequent decline in value and any gain or loss recognized at the time of sale is recognized presented as a component of depreciation expense and a remarketing gain or loss.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the three months ended March 31, 2019, the Company generated income from operating lease of $399,999.

(i)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2019 and December 31, 2018. As of March 31, 2019, income tax returns for the tax years ended December 31, 2013 through December 31, 2018 remain open for statutory examination by PRC tax authorities.

(j)	Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three months ended March 31, 2019 and 2018. The number of warrants is omitted excluded from the computation as the anti-dilutive effect.

(k)	Comprehensive loss

Comprehensive loss includes net loss and other comprehensive foreign currency adjustments income. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Commitments and contingencies

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

(m)	Share-based awards

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

(n)	Warrants

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

(o)	Discontinued operation

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

The Company disposed of its microcredit service segment in June 2018, which met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of microcredit service segment are reported as an income from discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2018. For additional information, see Note 6, “Disposition of GLG BVI”.

In addition, the Company disposed of Beijing Youjiao in November 2018 which was a VIE of the Company since May 2018 (Note 1). Though Beijing Youjiao met all the conditions required in order to be classified as a discontinued operation, it had no financial impact on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, and the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of March 31, 2019, the Company had cash balance of $340,695 and a negative working capital of $30,135. In April 2019, the Company raised a gross proceed of $3.7 million through a public placement. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months.

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

As a result of Termination Agreements into which Hao Limo and Beijing Youjiao entered on November 8, 2018, the Company had Beijing Tianxing as its only one VIE as of March 31, 2019 and December 31, 2018.

On June 19, 2018, Hao Limo entered into VIE Agreements with Beijing Tianxing. The key terms of these VIE Agreements are summarized in “Note 1 - Organization and Nature of Operation” above.

VIE is an entity that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Hao Limo is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Tianxing, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

Pursuant to the VIE Agreements, Beijing Tianxing pays service fees equal to all of its net income to Hao Limo. At the same time, Hao Limo is entitled to receive all of expected residual returns. The VIE Agreements are designed so that Beijing Tianxing operates for the benefit of the Company. Accordingly, the accounts of Beijing Tianxing are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s unaudited condensed consolidated financial statements.

In addition, as all of these VIE agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these VIE agreements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these VIE agreements, it may not be able to exert effective control over Beijing Tianxing and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Beijing Tianxing and its subsidiaries since June 2018. Current regulations in China permit Beijing Tianxing to pay dividends to the Company only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Beijing Tianxing to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

4.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS (CONTINUED)

The following financial statement balances and amounts only reflect the financial position and financial performances of Beijing Tianxing, which were included in the consolidated financial statements as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(unaudited)
Cash	$262,683	$991,385
Other current assets	656,569	87,922
Operating lease assets, net	1,939,377	1,634,018
Property and equipment, net	5,106	5,524
Total Assets	$2,863,735	$2,718,849

Unearned income	$29,669	$6,209
Other current liabilities	915,231	320,649
Due to CCC	2,919,911	2,937,927
Total Liabilities	$3,864,811	$3,264,785

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue	$399,999	$-
Net loss	$529,230	$-

5.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2019, approximately $55,907 was deposited with a bank in the United States which was insured by the government up to $250,000. As of March 31, 2019 and December 31, 2018, approximately $284,788 and $1,067,657, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

5.	RISKS (CONTINUED)

(c)	Foreign currency risk

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately$55,907 which was in U.S. dollars as of March 31, 2019, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

As the transaction was closed on June 17, 2018, the Company had no assets and liabilities held for sale in the in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

6.	DESPOSITION OF GLG BVI (CONTINUED)

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Discontinued Operations
Total interest and fees income	$-	$100,772
Reversal of provision for loan losses and financing lease losses	-	330,282
Provision for financial guarantee services	-	(104,391)
Non-interest expenses	-	(150,134)
Net gain from discontinued operations	-	-
Net income from discontinued operations	$-	$176,529

Total operating cash flows used in discontinued operations for the three months ended March 31, 2019 and 2018 were $nil and $193,759, respectively. For the three months ended March 31, 2018, the operating cash flows provided by discontinued operations was mainly caused by net income generated by discontinued operations of $176,520 against a reversal of provision for loan losses of $330,282.

Total investing cash flows provided discontinued operations for the three months ended March 31, 2019 and 2018 were $nil and $332,996. The cash provided by investing activities for the three months ended March 31, 2018 was net effects of disbursement of loans to third parties of $1,635,683 against collection of $1,402,912 from third party customers of direct loan services, collection from guarantees for loan paid on behalf of customers of $172,544, and collection of short-term investments of $393,193 from financial institutions.

7.	OTHER CURRENT ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Loan to a third parties	$595,956	$-
Deferred rental expenses	31,787	43,233
Interest receivable	12,429	-
Deposits	10,385	6,877
Petty cash	2,338	37,812
Others	3,674	-
	$656,569	$87,922

Loan to third parties and interest receivable

In January 2019, the Company entered into loan agreements with two third parties, pursuant to which the Company disbursed loans aggregating $592,724 to the third parties, both with a loan period matured on September 30, 2019. The Company charged both third parties an interest rate of 10% per annum. Principal and interest are repaid on maturity of the loan. As of March 31, 2019, the Company recorded a balance of interest receivable of $12,429.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

8.	OPERATING LEASE ASSETS, NET

The Company started its used luxurious car leasing business in China since May 2018.

As of December 31, 2018, the Company had investments in six used luxurious cars. During the three months ended March 31, 2019, the Company purchased two used luxurious cars. As of March 31, 2019, the Company had investments in eight used luxurious cars.

As of March 31, 2019 and December 31, 2018, the Company, by reference to the market price, determined the fair value of two and one used luxurious cars was below the original carrying amount of the leased asset and had accumulated impairment of $278,859 and $177,630, respectively. As a result, the Company accrued impairment of $96,318 for the additional one operating lease asset for the three months ended March 31, 2019.

As of the March 31, 2019, the balance of the used luxurious cars is comprised of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Used luxurious cars	$2,362,202	$1,906,168
Less: accumulated depreciation	(143,966)	(94,520)
accumulated impairment	(278,859)	(177,630)
	$1,939,377	$1,634,018

For the three months ended March 31, 2019, the Company charged depreciation expenses of $46,858 and impairment losses of $96,318 on used luxurious cars. The depreciation expenses of $23,588 and $23,270 were charged to accounts of “net depreciation expense on operating lease assets” and “other operating expenses”, respectively.

As of March 31, 2019, one of the eight used luxurious cars was pledged for borrowings from third parties. The pledge of the car will be released in May 2019.

9.	OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2019	2018
	(unaudited)
Deposit payable	$42,937	$35,565
Accrued litigation fees	82,500	82,500
Accrued interest expenses	6,906	722
Accrued payroll	21,940	17,983
Other tax payable	12,840	7,817
Others	11,167	40,462
	$178,290	$185,049

10.	OTHER PAYABLE

	March 31,	December 31,
	2019	2018
	(unaudited)
Borrowings from third parties	$819,440	$218,100

As of March 31, 2019 and December 31, 2018, the Company had borrowings of $819,440 and $218,100 from seven and two third parties. The interest rate charged on the borrowings ranged between 7% and 10.5%. For the three months ended March 31, 2019 and 2018, the Company charged interest expenses of $6,869 and $nil on the borrowings, respectively.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

11.	OTHER OPERATING EXPENSES

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Legal and consulting expenses	$524,746	$203,560
Car expenses	46,394	-
Impairment losses on one operating lease asset	96,318	-
Travel expenses	4,069	31,375
Audit-related expense	51,863	20,600
Promotion expenses	43,121	-
Depreciation and amortization	23,820	-
Entertainment expenses	3,106	-
Bank charges	3,812	435
Other expenses	127,845	25,125
	$925,094	$281,095

12.	CAPITAL TRANSACTION

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock.

As of December 31, 2018, there were 25,119,532 shares of common stock issued and outstanding. On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001. As a result of the Reverse Split, all references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the 25,119,532 shares issued and outstanding as of December 31, 2018 decreased to 5,023,906 shares.

On March 8, 2019, the Company issued 502,391 restricted shares to its employees as compensation for the services provided over the past one year. The restricted shares are exercisable on September 5, 2019. The fair value of the services provided was in in the total amount of US$884,208, at a per share price at the market price of the issuance date. A summary of RSU activity for the year ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at December 31, 2018	-	-
Grants of RSUs	502,391	1.76
Vested RSUs	(502,391)	1.76
Forfeited RSUs	-	-
Balance of unvested RSUs at March 31, 2019	-	$-

As of March 31, 2019 and December 31, 2018, the Company had 5,526,297 shares and 5,023,906 shares issued and outstanding, respectively.

Warrants

As of March 31, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 273,370 shares with fair value of $280,830.

	March 31, 2019		December 31, 2018
	Number of warrants	Fair value of warrants	Number of warrants	Fair value of warrants
	(unaudited)	(unaudited)
Yang Jie	218,370	$222,453	218,370	$222,453
Long Yi	55,000	58,377	55,000	58,377
Total	273,370	$280,830	273,370	$280,830

As of March 31, 2019 and December 31, 2018, the Company had 251,609 restricted shares which were authorized but unissued. As of March 31, 2109 and 2018, the Company had no authorized but unissued warrants.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

13.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net Loss	$(1,829,826)	$(385,898)

Weighted Average Shares Outstanding-Basic and Diluted	5,169,041	3,966,933
Loss per share- basic and diluted	$(0.354)	$(0.097)
Net loss per share from continuing operations – basic and diluted	$(0.354)	$(0.142)
Net income per share from discontinued operations – basic and diluted	$-	$0.045

On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the weighted average shares outstanding – basic and diluted of 19,834,665 shares issued and outstanding as for the three months ended March 31, 2018 decreased to 3,966,933 shares.

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three months ended March 31, 2019 and 2018. The number of warrants is excluded from the computation as the anti-dilutive effect.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

14.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2019 and 2018, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2019.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The Company does not have any current and deferred tax expenses for the three months ended March 31, 2019 and 2018.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2019 and December 31, 2018 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

15.	RELATED PARTY TRANSACTIONS AND BALANCES

As of March 31, 2019 and December 31, 2018, the Company had no balances due from or due to related parties.

During the three months ended March 31, 2019 and 3018, the Company did not incur significant related party transactions.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

16.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 for the three months ended March 31, 2019. During the three months ended March 31, 2019, we entered into two additional lease contracts, both of which with a lease term of 12 months. As of March 31, 2019, we had one rental free office lease agreement with a third party and three office lease agreements with fixed monthly rental fee with third parties which expires through September 2020.  None of these lease agreements provided either the Company or the lessor with an option to extend or terminate the lease agreements, nor agreed any residual value guarantee or restrictions or covenants.

As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. As of March 31, 2019, the Company had one lease agreement with a lease term of 24 months from its inception. Consequently, ROU and lease liabilities shall be recognized on adoption of ASC 842. However since the lease liability is expected to be due in October 2019 according to the lease agreement, we did not recognize ROU assets or lease liabilities because it had insignificant financial impact on the unaudited condensed consolidated balance sheets and it had no financial impact on the revenues, net income and retained earnings.

The following table sets forth the Company’s contractual obligations as of March 31, 2019 in future periods:

Rental payments

Year ending March 31, 2020	$35,186
Year ending March 31, 2021	30,518
Total	$65,704

Rent expense for the three months ended March 31, 2019 and 2018 was $16,624 and $12,139, respectively.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies

a)	2014 Class Action litigation

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

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

a)	2014 Class Action litigation (continued)

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

On April 12, 2019, the Company filed a Current Report on Form 8-K, properly providing the notice of settlement to the Company’s shareholders in accordance with the Stipulation of Settlement.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

c)	2017 Class action

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

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

d)	2017 Arbitration with Sorghum (continued)

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The  AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement . On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Company intends to vigorously oppose and move to confirm the arbitration award. The Court has scheduled a hearing for May 1, 2019.

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

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

17.	NASDAQ NOTIFICATION ON REGAIN OF COMPLIANCE

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

18.	PARENT-ONLY FINANCIALS

CHINA BAT GROUP, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash	$55,907	$416,459
Due from VIE	3,492,778	3,537,214
Total current assets	3,548,685	3,953,673

Investment in subsidiaries	-	-
Total Assets	$3,548,685	$3,953,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	$82,500	$82,500
Total Liabilities	82,500	82,500

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2018 and 2017, respectively; nil shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 5,526,297 and 5,023,906 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)*	5,526	5,024
Additional paid-in capital	31,200,889	29,834,296
Accumulated deficit	(27,286,916)	(25,457,090)
Accumulated other comprehensive loss	(453,314)	(511,057)
Total Shareholders’ Equity	3,466,185	3,871,173

Total Liabilities and Shareholders’ Equity	$3,548,685	$3,953,673

*	On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the 25,119,532 shares issued and outstanding as of December 31, 2018 decreased to 5,023,906 shares.

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

CHINA BAT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)

Salaries and employee surcharge	$(982,221)	$(121,653)
Rental expenses	-	(12,139)
Other operating expenses	(306,975)	(281,095)
Changes in fair value of noncurrent liabilities	-	(147,540)
Total operating expenses	(1,289,196)	(562,427)

Net loss before income taxes	(1,289,196)	(562,427)
Income tax expense	-	-
Equity of (loss) income in subsidiaries	(540,630)	176,529

Net loss	$(1,829,826)	$(385,898)

Other comprehensive loss
Foreign currency translation adjustment	57,743	(125,220)

Comprehensive loss	$(1,772,083)	$(511,118)

CHINA BAT GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,829,826)	$(385,898)
Adjustments to reconcile net income to net cash used in operating activities:
Equity loss (income) of subsidiaries	540,630	(176,529)
Restricted shares issued to employees	884,208	-
Changes in fair value of noncurrent liabilities	-	147,540
Changes in operating assets and liabilities:
Due from VIE	44,436	-
Net Cash Used in Operating Activities	(360,552)	(414,887)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	-	-

Net Increase in Cash	(360,552)	(414,887)
Cash at Beginning of Period	416,459	1,359,630
Cash at End of Period	$55,907	$944,743

CHINA BAT GROUP, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

19.	SUBSEQUENT EVENT

1) On April 11, 2019, the Company and certain institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,680,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,680,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.7 million (the “Financing”). The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.20. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.20. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $6.60 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

The Company currently intends to use the net proceeds from the Financing for working capital and general corporate purposes. The Financing is closed on April 15, 2019, subject to satisfaction of customary closing conditions.

The Company entered into a letter agreement dated February 25, 2019 (the “Letter Agreement’) with Maxim Group LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the sole lead/exclusive placement agent in connection with the Financing.  The Company agreed to pay the Placement Agent an aggregate fee equal to 7% of the gross proceeds raised in the Financing. The Company also agreed to reimburse the Placement Agent for certain expenses, including for fees and expenses related to legal expenses limited to $90,000.

2) On May 6, 2019, Mr. Teck Chuan Yeo resigned from his position as director of the Company, effective immediately. His resignation was not a result of any disagreement with the Company relating to its operations, policies or practices. Effective May 6, 2019, the Company’s board of directors appointed Ms. Siyuan Zhu as a new member of the Board and Chairwoman of the Audit Committee to fill the vacancy created by the resignation of Mr. Teck Chuan Yeo.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2018, the Company discontinued one business line which was the direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in the city of Wujiang, Jiangsu Province. As of March 31, 2019, the Company had one business line, which is the used luxurious car leasing business which was started in May 2018.

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

Results of Operations

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

	For the Three Months Ended March 31,		Change
	2019	2018	Amount	%

Income from operating lease	$399,999	$-	$399,999	>100%
Cost of operating lease	(237,651)	-	(237,651)	>100%
Gross profit	162,348	-	162,348	>100%

Operating expenses
Salaries and employee surcharge	(1,059,551)	(121,653)	(937,898)	771%
Rental expenses	(16,624)	(12,139)	(4,485)	37%
Business taxes and surcharge	(1,368)	-	(1,368)	>100%
Changes in fair value of noncurrent liabilities	-	(147,540)	147,540	-100%
Other operating expenses	(925,094)	(281,095)	(643,999)	229%
Total operating expenses	(2,002,637)	(562,427)	(1,440,210)	256%

Interest expenses	10,463	-	10,463	>100%

Net loss from continuing operations before income taxes	(1,829,826)	(562,427)	(1,267,399)	225%
Income tax expense	-	-	-	>100%

Net loss from continuing operations	(1,829,826)	(562,427)	(1,267,399)	225%

Net income from discontinued operations	-	176,529	(176,529)	-100%

Net loss	$(1,829,826)	$(385,898)	(1,443,928)	374%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. From the inception of business through March 31, 2019, the Company purchased nine used luxurious cars for the purpose of operating lease and disposed one of the used luxurious cars.  The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term. The Company generated operating lease income of US$399,999 for the three months ended March 31, 2019.

Because we just launched its new business of lease services of used luxury cars in May 2018 and we did not generate any revenues for the three months ended March 31, 2018.

Cost of operating lease assets

The cost of operating lease assets was comprised of the depreciation expenses of used luxurious cars which were under operating lease and other car related expenses. The Company charged depreciation expenses of idle used luxurious cars into other operating expenses. For the three months ended March 31, 2019, the Company charged depreciation expenses of $23,588 and $23,270 to “cost of operating lease assets” and “other operating expenses”, respectively.

During the three months ended March 31, 2018, net depreciation expense on operating lease assets was nil.

Operating Expenses

Operating expenses increased from $562,427 for the three months ended March 31, 2018 to $2,002,637 for the three months ended March 31, 2019, representing an increase of $1,440,210, or 256%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The increase was mainly attributable to combined effects of the increase of salary and employee surcharges as a result of issuance of 502,391 restricted shares as compensations to the employees, increase of legal and consulting expenses of $321,186, provision of impairment loss on one operating lease asset of $96,318, and increase of other expenses of $102,720.

Net income from discontinued operations

During the three months ended March 31, 2018, the net income from discontinued operations represented a net income of $176,529 from discontinued operations of microcredit service. For details of discontinued operations, please refer to Note 6 of our Consolidated Financial Statements included in Form 10-Q.

Net loss

As a result of the foregoing, net loss for the three months ended March 31, 2019 was $1,829,826 representing an increase of $1,443,928 from net loss of $385,898 for the three months ended March 31, 2018.

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

Since the Company disposed its microcredit business and launched luxurious car leasing business in May 2018. As of March 31, 2019, the Company had cash balance of $340,695 and a negative working capital of $30,135. In April 2019, the Company raised a gross proceed of $3.7 million through a public placement. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $500,000. Therefore, the management believes that the Company will continue as a going concern in the following 12 months. In addition, the Company’s shareholders will continuously provide financial support to the Company when there is any business expansion plan.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31,
	2019	2018
Net cash used in by operating activities	$(758,633)	$(608,646)
Net cash (used in) provided by investing activities	(999,481)	151,128
Net cash provided by financing activities	592,724	-
Effects of exchange rate changes on cash	21,969	42,631
Net cash outflow	$(1,143,421)	$(414,887)

Net Cash Used in Operating Activities

During the three ended March 31, 2019, we had a cash outflow from operating activities of US$758,633, an increase of US$149,987 from a cash outflow of US$608,646 for the three months ended March 31, 2018. We incurred a net loss for the three months ended March 31, 2019 of US$1,829,826, an increase of US$1,443,928 from the three months ended March 31, 2018, during which we incurred a net loss of US$385,898. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of US$176,529.

●	An increase in impairment losses on operating lease assets, totaling $96,318 relating to the used luxurious car leasing business launched in May 2018; and

●	502,391 restricted shares, at a fair value of $884,208, were issued to employees as compensation of past services.

●	A net cash used in operating activities from discontinued operations of US$546,817.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was US$999,481 as compared to net cash provided by investing activities of US$151,128 for the three months ended March 31, 2018. The cash used in investing activities for the three months ended March 31, 2019 was combined effects of purchase of two used luxurious cars of $406,757 and loans disbursed to two third parties of $592,724.

Net cash used in investing activities for the three months ended March 31, 2018 was mainly caused by net cash of $332,966 provided by investing activities from discontinued operation, netting off against a cash transfer out of $181,838 in connection with discontinued operation.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $592,724.

During the three months ended March 31, 2018, the Company did not incur any cash flows from financing activities.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

As of March 31, 2019, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$65,704	$35,186	$30,518	-	-	-
	$65,704	$35,186	$30,518	$-	$-	$-

(1)	We leased certain office space in New York, NY where we paid a monthly rent of US$3,600 for the three months ended March 31, 2019.
(2)	During the three months ended March 31, 2019, we did not enter into additional lease contracts. As of March 31, 2019, we had one rental free office lease agreement with a third party and one office lease agreement with monthly rental fee of $5,506 with a third party which expires in September 2020.
(3)	As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. Consequently, on adoption and as of March 31, 2019, we did not recognize ROU assets or lease liabilities as we did not enter into new lease agreements with lease term over 12 months for the three months ended March 31, 2019.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2(b) of the Consolidated Financial Statements included in Form 10-Q for details of our recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2019 included:

●	the number of adjustments proposed by our independent auditors during our annual audit processes;

●	how adequately we complied with U.S. GAAP on transactions; and

●	how accurately we prepared supporting information to provide to our independent auditors on annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of March 31, 2019, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 12, 2019, the Company filed a Current Report on Form 8-K, properly providing the notice of settlement to the Company’s shareholders in accordance with the Stipulation of Settlement.

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The  AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum did not provide a written response to the Company’s Arbitration Demand by the deadline. However, in accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement . On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Company intends to vigorously oppose and move to confirm the arbitration award. The Court has scheduled a hearing for May 1, 2019.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 05, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2019, the Company and certain institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,680,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,680,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.7 million (the “Financing”). The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.20. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.20. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $6.60 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

The Company currently intends to use the net proceeds from the Financing for working capital and general corporate purposes. The Financing is closed on April 15, 2019, subject to satisfaction of customary closing conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
4.1*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 12, 2019)
10.1*	Letter Agreement, dated February 25, 2019, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2019)
10.2*	Form of Securities Purchase Agreement, dated April 11, 2019, by and among the Company and certain institutional investors (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 12, 2019)
10.3*	Form of Lock-up Agreement, dated April 11, 2019, by and among the Company and certain individuals (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 12, 2019)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BAT GROUP, INC.

Date: May 20, 2019	By:	/s/ Jiaxi Gao
	Name:	Jiaxi Gao
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Long Yi
	Name:	Long Yi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)