Form 10-Q
period 2019-06-30
Bat Group, Inc.
filed 2019-08-19
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2019, 8,646,992  shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$1,307,186	$1,484,116
Loans receivable from third parties	1,103,769	-
Other current assets	159,753	87,922
Total current assets	2,570,708	1,572,038

Investment security	200,000	-
Deposits for investments in equity investees	582,513
Investment in an equity investee	291,256	-
Investments in financial products	1,000,000	-
Property and equipment, net	5,090	5,524
Right-of-use lease assets, net	63,481	-
Prepayments for operating lease assets	235,918	-
Operating lease assets, net	3,085,073	1,634,018
Total noncurrent assets	5,463,331	1,639,542

Total Assets	$8,034,039	$3,211,580

LIABILITIES AND EQUITY
Advances from customers	$39,319	$6,208
Third parties loans	2,257,237	218,100
Operating lease liabilities	63,481	-
Due to a related party	8,254	-
Other current liabilities	213,052	185,049
Total Liabilities	2,581,343	409,357

Commitments and Contingencies

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$-	$-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 8,646,297 and 5,023,906 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)*	8,646	5,024
Additional paid-in capital	34,299,372	28,765,346
Accumulated deficit	(28,326,750)	(25,457,090)
Accumulated other comprehensive loss	(528,081)	(511,057)
Total BAT Group, Inc.’s Shareholders’ Equity	5,453,187	2,802,223

Non-controlling interests	(491)	-
Total Equity	5,452,696	2,802,223
Total Liabilities and Equity	$8,034,039	$3,211,580

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Income from operating lease	$540,895	$96,721	$940,894	$96,721

Operating expenses
Operating lease expenses	318,947	-	533,010	-
Depreciation expenses on operating lease assets	55,321	12,458	102,179	12,458
Total lease expenses	374,268	12,458	635,189	12,458

Selling, general, and administrative expenses	1,157,227	458,390	3,040,276	873,277
Changes in fair value of noncurrent liabilities	-	19,000	-	166,540
Impairment on operating lease assets	-	-	96,318	-
Total operating expenses	1,531,495	489,848	3,771,783	1,052,275

Other (expenses) income, net
Interest (expenses) income	(49,725)	315	(39,262)	315
Total other (expenses) income, net	(49,725)	315	(39,262)	315

Net loss from continuing operations before income taxes	(1,040,325)	(392,812)	(2,870,151)	(955,239)

Income tax expenses	-	(20)	-	(20)
Net loss from continuing operations	$(1,040,325)	$(392,832)	$(2,870,151)	$(955,259)

Net income from discontinued operations	-	9,896,100	-	10,072,629

Net (loss) income	$(1,040,325)	$9,503,268	$(2,870,151)	$9,117,370

Less: Net loss attributable to non-controlling interests	(491)	-	(491)	-

Net (loss) income attributable to BAT Group, Inc.’s Shareholders	$(1,039,834)	$9,503,268	$(2,869,660)	$9,117,370

Comprehensive (loss) income
Net (loss) income	$(1,040,325)	$9,503,268	$(2,870,151)	$9,117,370
Foreign currency translation adjustment	(74,767)	8,135	(17,024)	(117,085)
Reclassified to net income from discontinued operations	-	(125,220)	-	(125,220)
Total comprehensive (loss) income	(1,115,092)	9,386,183	(2,887,175)	8,875,065
Less: Total comprehensive loss attributable to non-controlling interests	(491)	-	(491)	-
Comprehensive (loss) income attributable to BAT Group, Inc.	$(1,114,601)	$9,386,183	$(2,886,684)	$8,875,065
Loss (income) per share - basic and diluted	$(0.14)	$2.14	$(0.45)	$2.16
Net loss per share from continuing operations – basic and diluted	$(0.14)	$(0.09)	$(0.45)	$(0.23)
Net income per share from discontinued operations – basic and diluted	$-	$2.23	$-	$2.39

Weighted Average Shares Outstanding-Basic and Diluted	7,530,693	4,442,320	6,348,064	4,216,133

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	For the Six Months Ended June 30, 2019
	Ordinary shares					Other
	Shares*	Amount	paid-in Additional capital	Accumulated deficit	Subscription advanced from a shareholder	Accumulated other comprehensive income (loss)	Non- controlling interests	Total Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stocks to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Net loss	-	-	-	(2,869,660)	-	-	(491)	(2,870,151)
Foreign currency translation adjustments	-	-	-	-	-	(17,024)	-	(17,024)
Balance as at June 30, 2019	8,646,297	$8,646	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

	For the Six Months Ended June 30, 2018
	Ordinary shares					Other
	Shares*	Amount	paid-in Additional capital	Accumulated deficit	Subscription advanced from a shareholder	Accumulated other comprehensive income (loss)	Non- controlling interests	Total Equity

Balance as at December 31, 2017	3,850,183	$3,850	$71,439,432	$(81,534,396)	$699,974	$4,818,653	$-	$(4,572,487)
Issuance of common stocks and warrants to CFO	10,000	10	174,990	-	(175,000)	-	-	-
Issuance of common stocks in connection with class action settlement	190,000	190	1,477,351	-	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	838,939	839	3,264,531	-	-	-	-	3,265,370
Disposition of CCC BVI			(48,430,149)	48,430,149	-	(4,912,716)		(4,912,716)
Net income	-	-	-	9,117,370	-	-	-	9,117,370
Foreign currency translation adjustments	-	-	-	-	-	(242,305)	-	(242,305)
Balance as at June 30, 2018	4,889,122	$4,889	$27,926,155	$(23,986,877)	$524,974	$(336,368)	$-	$4,132,773

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	For the Three Months Ended June 30, 2019
	Ordinary shares					Other
	Shares*	Amount	paid-in Additional capital	Accumulated deficit	Subscription advanced from a shareholder	Accumulated other comprehensive income (loss)	Non- controlling interests	Total Equity

Balance as at March 31, 2019	5,526,297	$5,526	$29,649,052	$(27,286,916)	$-	$(453,314)	$-	$1,914,348
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Net loss	-	-	-	(1,039,834)	-	-	(491)	(1,040,325)
Foreign currency translation adjustments	-	-	-	-	-	(74,767)	-	(74,767)
Balance as at June 30, 2019	8,646,297	$8,646	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

	For the Three Months Ended June 30, 2018
	Ordinary shares					Other
	Shares*	Amount	paid-in Additional capital	Accumulated deficit	Subscription advanced from a shareholder	Accumulated other comprehensive income (loss)	Non- controlling interests	Total Equity

Balance as at March 31, 2018	4,002,683	$4,003	$72,772,617	$(81,920,294)	$524,974	$4,693,433	$-	$(3,925,267)
Issuance of common stocks in connection with class action settlement	47,500	47	319,156	-	-	-	-	319,203
Issuance of common stocks in connection with private placements	838,939	839	3,264,531	-	-	-	-	3,265,370
Disposition of CCC BVI			(48,430,149)	48,430,149	-	(4,912,716)		(4,912,716)
Net income	-	-	-	9,503,268	-	-	-	9,503,268
Foreign currency translation adjustments	-	-	-	-	-	(117,085)	-	(117,085)
Balance as at June 30, 2018	4,889,122	$4,889	$27,926,155	$(23,986,877)	$524,974	$(336,368)	$-	$4,132,773

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

 BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net (loss) income	$(2,870,151)	$9,117,370
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating lease assets	102,179	12,458
Depreciation of property and equipment	1,155	98
Impairment on an operating lease asset	96,318	-
Restricted shares issued to service providers	884,208	-
Gain on disposal of discontinued operations	-	(9,794,873)
Shares issued for settlement against legal proceedings	-	943,860
Changes in fair value of noncurrent liabilities	-	166,540
Changes in operating assets and liabilities:
Other current assets	(72,394)	(931,176)
Advances from customers	33,497	-
Due to a related party	8,352	-
Other current liabilities	72,590	(1,460)
Other noncurrent liabilities	-	(1,311,000)
Net cash provided by operating activities from discontinued operations	-	1,769,566
Net Cash Used in Operating Activities	(1,744,246)	(28,617)

Cash Flows from Investing Activities:
Purchases of property and equipment	(707)	(5,376)
Purchases of operating lease assets	(1,902,529)	(1,957,391)
Investment in one investment security	(200,000)
Investments in equity investees	(884,225)	-
Investments in financial products	(1,000,000)	-
Loans to third parties	(1,114,225)	-
Proceeds from disposal of discontinued operations	-	500,000
Cash in connection with discontinued operations	-	(499,496)
Net cash used in investing activities from discontinued operations	-	(1,270,070)
Net Cash Used in by Investing Activities	(5,101,686)	(3,232,333)

Cash Flows from Financing Activities:
Borrowings from third parties	2,063,193	-
Cash raised in registered direct offering, net of transaction costs	4,653,440	-
Cash raised in private placement of common stocks	-	3,265,370
Net Cash Provided by Financing Activities	6,716,633	3,265,370

Effect of Exchange Rate Changes on Cash	(47,631)	(1,332)

Net (Decrease) Increase in Cash	(176,930)	3,088
Cash at Beginning of Period	1,484,116	1,359,630
Cash at End of Period	$1,307,186	$1,362,718
Non-cash financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$64,241	$-

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Bat Group, Inc. (formerly known as China Commercial Credit, Inc. or China Bat Group, Inc. ) (“GLG” or “the Company”), is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to China Bat Group, Inc. and on June 3, 2019, the Company further changed its name to Bat Group, Inc.

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

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and Shun Li and Jialin Cui, the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management.

As of June 30, 2019, Beijing Tianxing has six wholly owned subsidiaries: Beijing Tianrenshijia Apparel Co., Ltd., Beijing Tongxingyi Feed Co., Ltd., Beijing Eignty Weili Technology Co., Ltd., Beijing Saikesheng Garments Co., Ltd., Beijing Yimingzhu Restaurant Management Co., Ltd., Beijing Kemao Jiye Commercial Co., Ltd., Car Master (Beijing) Information Consulting Co., Ltd. Each of these subsidiaries owns a license to hold cars in Beijing or Zhejiang, and was inactive for the six months ended June 30, 2019 and 2018.

The Company, its subsidiaries and VIE are primarily engaged in operating leasing business of used luxurious cars in China, after it disposed its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals (the “Micro-lending Business”) in July 2018. The Company rents out its owned luxurious pre-owned automobiles to customers for short period, normally within 7 days. The Company conducted this business under the brand name “Batcar” through the Company’s VIE entity, Beijing Tianxing Kunlun Technology Co. Ltd (“Beijing Tianxing”).

VIE AGREEMENTS WITH BEIJING YOUJIAO AND TERMINATION OF VIE AGREEMENTS WITH BEIJING YOUJIAO

On June 19, 2018, Hao Limo entered into a series of agreements (the “Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The Youjiao VIE Agreements were designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. On November 8, 2018, Hao Limo entered into certain termination agreement with Beijing Youjiao and Aizhen Li to terminate.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

DISPOSITION OF GLG BVI

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

The unaudited interim financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. As of June 30, 2019, the Company has one VIE –Beijing Tianxing, and Beijing Tianxing has six subsidiaries, each of which is entitled to a license to hold cars in Beijing. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on April 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2019, its unaudited results of operations for the three and six months ended June 30, 2019 and 2018, and its unaudited cash flows for the three and six months ended June 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b) Consolidation of Variable Interest Entity

The Company had Beijing Tianxing as its only one VIE as of June 30, 2019 and December 31, 2018. Material terms of each of the Tianxing VIE Agreements are described below:

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following financial statement balances and amounts only reflect the financial position and financial performances of Beijing Tianxing, which were included in the consolidated financial statements as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$51,200	$991,385
Loans receivable from third parties	873,769	-
Other current assets	210,234	87,922
Deposits for investments in equity investees	582,513
Investment in an equity investee	291,256	-
Operating lease assets, net	3,085,073	1,634,018
Other noncurrent assets	241,008	5,524
Total Assets	$5,335,053	$2,718,849

LIABILITIES
Advances from customers	$39,319	$6,209
Other current liabilities	200,620	102,549
Third parties loans	2,257,237	218,100
Due to GLG and Hao Limo *	3,865,178	2,937,927
Total Liabilities	$6,362,354	$3,264,785

* Payable due to GLG and Hao Limo is eliminated upon consolidation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$540,895	$96,721	$940,894	$96,721
Operating expenses	$(954,233)	$(89,009)	$(1,894,015)	$(89,009)
Net (loss) income	$(463,804)	$8,007	$(993,034)	$8,007

	For the Six Months Ended June 30,
	2019	2018

Net Cash Provided by Operating Activities	$655,481	2,633,546
Net Cash Used in by Investing Activities	(3,671,685)	(1,962,767)
Net Cash Provided by Financing Activities	2,063,193	-
Effect of Exchange Rate Changes on Cash	12,826	(17,828)
Net (Decrease) Increase in Cash	(940,185)	652,951
Cash at Beginning of Period	991,385	-
Cash at End of Period	$51,200	$652,951

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Use of estimates

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

	June 30,	December 31,
	2019	2018
Balance sheet items, except for equity accounts	6.8668	6.8776

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8223	6.3779	6.7856	6.3681

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the unaudited condensed consolidated statements of comprehensive income (loss).

(e)	Fair value measurement

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.
Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The carrying value of financial items of the Company, including cash and cash equivalents, loan receivable due from third parties, due from a related party and other payable, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. Investments in financial products are held to their maturities and are carried at amortized cost, which approximates fair value.

During the three months and six months ended June 30, 2018, the Company recorded $19,000 and $166,540 in “Changes in fair value of noncurrent liabilities”. This is related to distribution of the Settlement Shares to the class plaintiffs approved by the Court in December 2017. On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 class settlement shares, at the market share price of $1.68 and $1.18 per share, respectively. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date.

The inputs used to measure the estimated fair value of warrants are classified as Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of warrant liabilities is discussed in Note 13.

(f)	Investment security

Investment security represents the Company’s investment in one equity investee that is not accounted for under the equity method or cost method.

Beginning on January 1, 2019, the Company adopted ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” including related technical corrections and improvements issued within ASU 2018-13. ASU 2016-01 amended various aspects of the recognition, measurement, presentation, and disclosure for financial instruments, and simplified the impairment assessment and enhanced the disclosure requirements of equity investments.

Prior to the adoption of ASU 2016-01, the cost method was used to account for certain equity investments in privately held companies over which the Company neither has control nor significant influence through investments in common stock or in-substance common stock. Upon the adoption of ASU 2016-01, the Company no longer accounts for these equity securities using the cost method. Beginning on January 1, 2019, the Company elected to record a majority of equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019. As of June 30, 2018 and December 31, 2018, the Company had investment security of $200,000 and $nil, respectively.

(g)	Investment in an equity investee

The Company applies the equity method to account for equity investments in common stock according to ASC 323 “Investments — Equity Method and Joint Ventures,” over which it has significant influence but does not own a majority equity interest or otherwise control.

Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated income statements and its share of post-acquisition movements in accumulated other comprehensive income is recognized in other comprehensive income. The Company records its share of the results of the equity investees on a one quarter in arrears basis. The excess of the carrying amount of the investment over the underlying equity in net assets of the equity investee represents goodwill and intangible assets acquired. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company continually reviews its investments in equity investees to determine whether a decline in fair value below the carrying value is other-than-temporary. The primary factors the Company considers in its determination include the financial condition, operating performance and the prospects of the equity investee; other company specific information such as recent financing rounds; the geographic region, market and industry in which the equity investee operates; and the length of time that the fair value of the investment is below its carrying value. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the equity investee is written down to fair value.

As of June 30, 2019, the Company made investments aggregating $291,256 in one equity investee, over which the Company owned more than 20% but less than 50% equity interests and exercised significant influence.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Investments in financial products

Investments in financial products consist primarily of investments in three-year close-ended financial products operated by a private equity fund. The financial products bear variable return rate and redeemable on each anniversary after the Company entered into the agreement. Investments in financial products are held to their maturities and are carried at amortized cost, which approximates fair value. The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. OTTI is recognized as a loss in the income statement.

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. For the three and six months ended June 30, 2019, we accrued impairment of $nil and $96,318 for an operating lease asset. We accrue rental income on our operating leases when collection is reasonably assured.

(j)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the three and six months ended June 30, 2019, the Company generated income from operating lease of $540,895 and $940,894, respectively.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2019 and December 31, 2018. As of June 30, 2019, income tax returns for the tax years ended December 31, 2014 through December 31, 2018 remain open for statutory examination by PRC tax authorities.

(l)	(Loss) Income per share

Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is the same as basic (loss) income per share due to the lack of dilutive items in the Company for the three and six months ended June 30, 2019 and 2018. The number of warrants is excluded from the computation because of its anti-dilutive effect.

(m)	Share-based awards

Share-based awards granted to the Company’s nonemployees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

The Company issued warrants to four individuals in private placements and to three external investors in registered direct offering, through which the Company issued both common shares and warrants as separable units, and both instrument is registered when issued. Warrants requiring share settlement are classified as equity.

The capital raised from the private placement is allocated between the fair value of the common stocks and warrants. The Company determined the fair value of warrants by application of the Black-Scholes-Merton formula.

(o)	Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on April 5, 2019, primarily for the effects of discontinued operations.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent accounting pronouncement

Recently announced accounting standards

In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” Apart from the amendments to ASU 2016-13 as mentioned below, the ASU also included subsequent amendments to ASU 2016-01, which we adopted in January 1, 2018. The guidance in relation to the amendments to ASU 2016-01 is effective for us for the year ending December 31, 2020 and interim reporting periods during the year ending December 31, 2020. Early adoption is permitted.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. We adopted the new guidance beginning on January 1, 2019. The adoption of this guidance did have a material impact on our financial position, results of operations and cash flows.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components of leases for the majority of our classes of underlying assets. Consequently, on adoption and as of June 30, 2019, recognized right-of-use lease assets of $63,481 and finance lease liabilities of $63,481 (Note 17).

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of June 30, 2019, the Company had cash balance of $1,307,186 and a negative working capital of $10,635. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $4,630,000, which will be partially covered by the cash flows of $4,100,00  million generated from our luxurious car leasing business with our increased investments in luxurious used cars, and collection of $1 million from our investments in financial products. The Company plans to fund its operations through revenue generated from its operating lease income, private placements from investors, and financial support commitments from the Company’s Chief Executive Officer and shareholder. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Based on the current operating plan, the management believes that the Company will continue as a going concern  in the following 12 months.

4.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2019, approximately $1,237,600 was deposited with a bank in the United States which was insured by the government up to $250,000. As of June 30, 2019 and December 31, 2018, approximately $69,586 and $1,067,657, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS (CONTINUED)

(b)	Liquidity risk

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately$1,237,600 which was in U.S. dollars as of June 30, 2019, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

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

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	June 30,	December 31,
	2019	2018
	(Unaudited)

Loans receivable from third parties	$1,103,769	$-

In January and June 2019, the Company entered into loan agreements with two and four third parties, respectively. Pursuant to the loan agreements, the Company disbursed loans aggregating approximately $1.1 million to these third parties, to be matured in September 2019  through June 2020. The Company charged the third parties interest rates ranging between 9% and 16% per annum. Principal and interest are repaid on maturity of the loan. As of June 30, 2019, the Company recorded a balance of interest receivable of $30,861 within the account of “other current assets” of the unaudited condensed consolidated balance sheets.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVESTMENT SECURITY

As of June 30, 2019, the Company had investment security of $200,000 in one privately held company over which the Company owns 4.22% shareholding. The Company neither has control nor significant influence through investments in common stock or in-substance common stock. As of June 30, 2019, the equity investee had cash injected from its shareholders and common stocks on their balance sheets, and had no revenues or net income for the period from its inception to June 30, 2019.

7.	DEPOSITS FOR INVESTMENTS IN EQUITY INVESTEES

As of June 30, 2019, the Company prepaid aggregating $582,513 in two equity investees. The Company owned 40% equity interests in both equity investees and exercised significant influence over each of the equity investees. Both equity investees were set up in July 2019.

As of June 30, 2019, the Company’s deposits for investments in equity investees were comprised of the following:

June 30, 2019

Shanghai Huxin Technology Co., Ltd.	$291,256
Shanghai Yaoku Technology Co., Ltd.	291,257
$582,513

8.	INVESTMENT IN AN EQUITY INVESTEE

As of June 30, 2019, the Company had an investment of $291,256 in one equity investee. The Company owned 40% equity interests in the equity investee and exercised significant influence over the equity investee. The equity investee was newly set up and has not commenced operations as of June 30, 2019. As of June 30, 2019, the equity investee had cash injected from its shareholders and common stocks on their balance sheets, and had no revenues or net income for the period from its inception to June 30, 2019.

9.	INVESTMENTS IN FINANCIAL PRODUCTS

On May 28, 2019, the Company entered in a financial product investment agreement with a private equity fund (“PE fund”) with a total investing amount of $1,000,000. The balance of investments in financial products consisted investments in three-year close-ended financial products operated by this PE fund. The financial products bear variable return rate and was redeemable on each anniversary after the Company entered into the agreement. The Company classified these financial assets as held-to-maturity financial assets and recorded the assets at amortized cost, which approximates fair value published by the PE fund. As of June 30, 2019, the fair value of the investments was equal to the cost of investment, and the Company did not provide OTTI on investments in financial products.

For the three and six months ended June 30, 2019, the Company did not have any unrealized holding gains or losses on these investments in financial products.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	OPERATING LEASE ASSETS, NET

As of June 30, 2019, the Company had investments in fifteen used luxurious cars, among which the Company purchased and obtained ownership in thirteen cars, and prepaid for two cars.

As of June 30, 2019 and December 31, 2018, the Company, by reference to the market price, determined the fair value of two and one used luxurious cars was below the original carrying amount of the leased asset and had accumulated impairment of $272,568 and $177,630, respectively. As a result, the Company accrued additional impairment of $nil and $96,318 for these operating lease asset for the three and six months ended June 30, 2019.

As of the June 30, 2019, the balance of the used luxurious cars is comprised of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)

Used luxurious cars	$3,280,712	$1,728,538
Less: accumulated depreciation	(195,639)	(94,520)
	$3,085,073	$1,634,018

For the three months ended June 30, 2019 and 2018, the Company charged depreciation expenses of $55,321 and $12,458 on used luxurious cars, respectively. For the six months ended June 30, 2019 and 2018, the Company charged depreciation expenses of $102,179 and $12,458 on the luxurious cars, respectively.

As of June 30, 2019, ten of the thirteen used luxurious cars was pledged for borrowings from third parties.

11.	THIRD PARTIES LOANS

	June 30,	December 31,
	2019	2018
	(Unaudited)

Third parties loans	$2,257,237	$218,100

As of June 30, 2019 and December 31, 2018, the Company had borrowings of $2,257,237 and $218,100 from eight and two third parties. The borrowings were due in August 2019 through January 2020. The interest rate charged on the borrowings ranged between 7% and 10.5%. For the three months ended June 30, 2019 and 2018, the Company charged interest expenses of $30,675 and $nil on the borrowings, respectively. For the six months ended June 30, 2019 and 2018, the Company charged interest expenses of $37,544 and $nil on the borrowings, respectively.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2019	2018
	(Unaudited)

Deposit payable	$50,606	$35,565
Accrued litigation fees	82,500	82,500
Accrued interest expenses	37,100	722
Accrued payroll	21,802	17,983
Other tax payable	18,069	7,817
Others	2,975	40,462
	$213,052	$185,049

13.	CAPITAL TRANSACTIONS

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

On March 8, 2019, the Company issued 502,391 restricted shares to its service providers as compensation for various services provided for the three months ended March 31, 2019,   including asset management consulting services, tax consulting services, customer relationship services, valuation services and IT services. The restricted shares are fully vested while the transferability is restricted until September 5, 2019. The fair value of the services provided was in in the total amount of $884,208, at a per share price at the market price of the grant date. A summary of RSU activity for the year ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at December 31, 2018	-	-
Grants of RSUs	502,391	1.76
Vested RSUs	(502,391)	1.76
Forfeited RSUs	-	-
Balance of unvested RSUs at June 30, 2019	$-	$-

Registered direct offering

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CAPITAL TRANSACTION (CONTINUED)

On May 20, 2019, Bat Group, Inc. (the “Company”) and certain institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,440,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,080,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $1.5 million (the “Financing”). The warrants will be exercisable after 6 months of the date of issuance and have an exercise price of $1.32. The warrants will expire 5.5 years from the date of issuance. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $3.96 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In addition, the Company agreed to reduce the exercise of the warrants issued on April 15, 2019 from $2.20 to $1.32.

As of June 30, 2019 and December 31, 2018, the Company had 8,646,297 shares and 5,023,906 shares issued and outstanding, respectively.

Warrants

A summary of warrants activity for the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted average life	Expiration dates

Balance of warrants outstanding as of December 31, 2018	273,370	3.94 years
Grants of Warrants on April 11, 2019	1,680,000	5 years	April 15, 2024
Grants of Warrants on May 20 2019	1,080,000	5.5 years	November 23, 2024
Balance of warrants outstanding as of December 31, 2018	3,033,370	4.88 years

In connection with the direct offering closed on April 11, 2019, the Company issued warrants to investors to purchase a total of 1,680,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of US$2.20 per share. On May 20, 2019, the exercise price was reduced to $1.32.

In connection with the direct offering closed on May 20, 2019, the Company issued warrants to investors to purchase a total of 1,080,000 ordinary shares with a warrant term of five and a half (5.5) years. The warrants have an exercise price of US$1.32 per share.

Both warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as an equity.

As of April 11, 2019 and May 20, 2019, the Company estimated fair value of the both warrants at US$1,638,000 and $762,480, respectively, using the Black-Scholes valuation model, which took into consideration the underlying price of ordinary shares, a risk-free interest rate, expected term and expected volatility. As a result, the valuation of the warrant was categorized as Level 3 in accordance with ASC 820, “Fair Value Measurement”.

The key assumption used in estimates are as follows:

	April 11,	May 20,
	2019	2019

Terms of warrants	60 months	66 months
Exercise price	1.32	1.32
Risk free rate of interest	2.77%	2.77%
Dividend yield	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	57.04%

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2019 and 2018, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net (loss) income	$(1,114,601)	$9,386,183	$(2,886,684)	$8,875,065

Weighted Average Shares Outstanding-Basic and Diluted	7,530,693	4,442,320	6,348,064	4,216,133
Loss (income) per share- basic and diluted	$(0.14)	$2.14	$(0.45)	$2.16
Net loss per share from continuing operations – basic and diluted	$(0.14)	$(0.09)	$(0.45)	$(0.23)
Net income per share from discontinued operations – basic and diluted	$-	$2.23	$-	$2.39

On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the weighted average shares outstanding – basic and diluted of 22,211,600 shares issued and outstanding as for the three months ended June 30, 2018 decreased to 4,442,320 shares, and the weighted average shares outstanding – basic and diluted of 21,080,665 shares issued and outstanding as for the six months ended June 30, 2018 decreased to 4,216,133 shares issued and outstanding.

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three and six months ended June 30, 2019 and 2018. The number of warrants is excluded from the computation as the anti-dilutive effect.

15.	INCOME TAXES

The United States of America

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

PRC

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended June 30, 2019 and 2018, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. As of June 30, 2019 and December 31, 2018, the Company had deferred tax assets of $2,352,834 and $1,714,344, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2019.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (CONTINUED)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The Company does not have any current and deferred tax expenses for the three and six months ended June 30, 2019 and 2018.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2019 and December 31, 2018 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

As of June 30, 2019, the Company had amount of $8,254 due to a related party. The balance represented operating expenses paid on behalf the Company by Mr. Jiaxi Gao, the Chief Executive Officer of the Company.

On March 8, 2019, the Company issued 133,333 restricted shares to Mr. Shun Li for his management consulting services provided during January 15, 2019 and March 31, 2019. The restricted shares are fully vested while the transferability is restricted until September 5, 2019. The fair value of the services provided was in in the total amount of $234,666, at a per share price at the market price of the grant date.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the three and six months ended June 30, 2019, we entered into one and three additional lease contracts, all of which with a lease term of 12 months. As of June 30, 2019, we had four office lease agreements with fixed monthly rental fee with third parties which expires through September 2020.  None of these lease agreements provided either the Company or the lessor with an option to extend or terminate the lease agreements, nor agreed any residual value guarantee or restrictions or covenants.

As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use lease asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. As of June 30, 2019, the Company had one lease agreement with a lease term of 24 months from its inception, with lease payment due in October 2019. Consequently, ROU assets and lease liabilities shall be recognized on adoption of ASC 842. As of June 30, 2019, the Company recognized ROU assets and lease liabilities of $63,481 and $63,481, respectively.

The following table sets forth the Company’s contractual obligations as of June 30, 2019 in future periods:

Rental payments

Year ending June 30, 2020	$76,367
Year ending June 30, 2021	-
Total	$76,367

Rent expense for the three months ended June 30, 2019 and 2018 was $28,125 and $14,250, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $44,749 and $26,389, respectively.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies

a)	2014 Class Action litigation

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 16, 2019, the Company received a copy of the final order and judgment that the Court entered on July 11, 2019, approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the Derivative Action as to the Company and the Individual Defendants, and the Company agrees to adopt or maintain certain corporate governance reforms for at least three years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Individual Defendants’ insurance carriers to plaintiffs’ counsel.

c)	2017 Class Action

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain a stockholder of the Company on behalf of himself and similarly situated stockholders of the Company GLG in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement”).

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On August 2, 2018, the Company became party to an action filed by Shanghai Nonbank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin  (the “Complaint”). Plaintiff has alleged that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. Plaintiff alleged two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s causes of action against the Company. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

On July 15, 2019, the Company received a copy of the decision and order the Court entered on July 12, 2019, granting the Company’s motion to dismiss the Complaint in its entirety as against the Company without prejudice, with costs and disbursements to the Company as taxed by the Clerk of the Court, and the Clerk is directed to enter judgment accordingly in favor of the Company.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	DISPOSITION OF GLG BVI

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

As the transaction was closed on June 17, 2018, the Company had no assets and liabilities held for sale in the in the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	DISPOSITION OF GLG BVI (CONTINUED)

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Discontinued Operations
Total interest and fees income	$-	$6,213	$-	$106,985
Reversal of provision for loan losses and financing lease losses	-	87,318	-	417,600
Reversal of provision of (Provision for) financial guarantee services	-	162	-	(104,229)
Non-interest expenses	-	7,534	-	(142,600)
Net gain from discontinued operations	-	9,794,873	-	9,794,873
Net income from discontinued operations	$-	$9,896,100	$-	$10,072,629

Total operating cash flows provided by discontinued operations for the six months ended June 30, 2019 and 2018 were $nil and $1,769,566, respectively. For the six months ended June 30, 2018, the operating cash flows provided by discontinued operations was mainly caused by net loss incurred by discontinued operations of $277,756 and increased receivables due from the Company of $1.2 million.

Total investing cash flows used in discontinued operations for the six months ended June 30, 2019 and 2018 were $nil and $1,270,070. The cash provided by investing activities for the six months ended June 30, 2018 was net effects of disbursement of loans to third parties of $3,391,907 against collection of $1,943,958 from third party customers of direct loan services.

19.	NASDAQ NOTIFICATION ON NON-COMPLIANCE

On June 12, 2019, the Company received a notification letter (the “Notification”) from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that did not meet the following requirements: (i) because the exercise price for the warrants issued on April 11, 2019 had been reduced from $2.20 to $1.32 on May 20, 2019, below the minimum price requirements set forth in Nasdaq Listing Rule 5635(d)(1), the Company was required to obtain shareholder approval as set forth in Nasdaq Listing Rule 5635(d)(2); (ii) Staff has determined to aggregate the offering pursuant to the Securities Purchase Agreement dated April 11, 2019 and the offering pursuant to the Securities Purchase Agreement dated May 20, 2019 for purposes of the Nasdaq’s shareholder approval rules; and (iii) the Company was also required to submit a Listing of Additional Shares Notification Form as set forth in Nasdaq Listing Rule 5250(e)(2)(D) 15 days prior to issuing any common stock, or any security convertible into common stock in a transaction that may result in the potential issuance of common stock (or securities convertible into common stock) greater than 10% of either the total shares outstanding or the voting power outstanding on a pre-transaction basis.

On July 3, 2019, the Company received a notification letter from the Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until December 30, 2019 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	PARENT-ONLY FINANCIALS (UNAUDITED)

The Company performed a test on the restricted net assets of its consolidated subsidiary and related VIEs in accordance with Rule 4-08(e)(3) Regulation S-X promulgated by the SEC, “General Notes to Financial Statements” and concluded that it was applicable to the Company and the Company is required to disclose the required financial information for the parent company.

The subsidiaries and related VIEs of the Company did not pay any dividends to the Company for the periods presented. For the purpose of presenting parent only financial information, the Company records its investment in its subsidiaries and related VIEs under the equity method of accounting. Such investment is presented on the separate condensed balance sheets of the Company as “investment in subsidiaries” and the losses of the subsidiaries and related VIEs are presented as “share of loss of subsidiaries”. Certain information and footnote disclosures generally included in financial statements prepared in accordance with U.S. GAAP have been condensed or are not required.

BAT GROUP, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$1,237,600	$416,459
Loan receivable from third parties	230,000	-
Due from VIE	2,855,087	3,537,214
Other current assets	13,000	-
Total current assets	4,335,687	3,953,673

Investments in subsidiaries	-	-
Investments in equity investees	200,000	-
Investments in financial products	1,000,000	-
Total Assets	$5,535,687	$3,953,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	$82,500	$82,500
Total Liabilities	82,500	82,500

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	-	-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 8,646,297 and 5,023,906 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)*	8,646	5,024
Additional paid-in capital	34,299,372	29,834,296
Accumulated deficit	(28,326,750)	(25,457,090)
Accumulated other comprehensive loss	(528,081)	(511,057)
Total Shareholders’ Equity	5,453,187	3,871,173

Total Liabilities and Shareholders’ Equity	$5,535,687	$3,953,673

*	Retrospectively restated for effect of reverse stock split.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	PARENT-ONLY FINANCIALS (UNAUDITED) (CONTINUED)

BAT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses
Selling, general, and administrative expenses	$(574,051)	$(381,839)	$(1,863,247)	$(796,726)
Changes in fair value of noncurrent liabilities	-	(19,000)	-	(166,540)
Total operating expenses	(574,051)	(400,839)	(1,863,247)	(963,266)

Total other income net	636	-	636	-

Net loss before income taxes	(573,415)	(400,839)	(1,862,611)	(963,266)

Income tax expenses	-	-	-	-
Net income from discontinued operations	-	9,896,100	-	10,072,629
Equity of (loss) income in subsidiaries	(466,419)	8,007	(1,007,049)	8,007
Net (loss) income	$(1,039,834)	$9,503,268	$(2,869,660)	$9,117,370
Other comprehensive loss
Foreign currency translation adjustment	(74,767)	(117,085)	(17,024)	(242,305)
Comprehensive (loss) income	$(1,114,601)	$9,386,183	$(2,886,684)	$8,875,065

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2019, the Company had one business line, which is the used luxurious car leasing business which was started in May 2018.

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

Results of Operations

Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018

	For the Three Months Ended June 30,		Change
	2019	2018	Amount	%

Income from operating lease	$540,895	$96,721	$444,174	459%

Operating expenses
Operating lease expenses	318,947	-	318,947	100%
Depreciation expenses on operating lease assets	55,321	12,458	42,863	344%
Total lease expense	374,268	12,458	361,810	2,904%

Selling, general, and administrative expenses	1,157,227	458,390	698,837	152%
Changes in fair value of noncurrent liabilities	-	19,000	(19,000)	-100%
Total operating expenses	1,531,495	489,848	1,041,647	213%

Other (expenses) income, net
Interest (expenses) income	(49,725)	315	(50,040)	-15,886%
Total other (expenses) income, net	(49,725)	315	(50,040)	-15,886%

Net loss from continuing operations before income taxes	(1,040,325)	(392,812)	(647,513)	165%

Income tax expenses	-	(20)	20	-100%
Net loss from continuing operations	$(1,040,325)	$(392,832)	$(647,493)	165%

Net income from discontinued operations	-	9,896,100	(9,896,100)	-100%

Net (loss) income	$(1,040,325)	$9,503,268	$(10,543,593)	-111%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. From the inception of business through June 30, 2019, the Company purchased fourteen  used luxurious cars for the purpose of operating lease and disposed one of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

Currently the Company generates operating lease income from used luxurious cars which is either owned by the Company or leased from third party vendors. The Company generated operating lease income of $540,895 for the three months ended June 30, 2019, as compared with operating lease income of $96,721 for the three months ended June 30, 2018. The increase was mainly attributable to increased number of owned used luxurious cars, and diversified lease income generated from both owned cars and leased cars.

Lease expenses

Operating lease expenses

The operating lease expense was comprised of car related expenses arising from lease of cars. With diversified lease income generated from leased cars which was launched in January 2019, the Company recorded car related expenses of $318,947.

Depreciation expenses on operating lease assets

The depreciation expenses on operating lease assets increased from $12,458 for the three months ended June 30, 2018 to $55,321 for the three months ended June 30, 2019, representing an increase of $42,863, or 344%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of June 30, 2019, the Company had thirteen used luxurious cars, as compared with six cars as of June 30, 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased from $458,390 for the three months ended June 30, 2018 to $1,157,227 for the three months ended June 30, 2019, representing an increase of $698,837, or 152%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The increase was mainly attributable to combined effects of an increase in promotion expenses of $53,129, an increase in car-related expenses of $97,091 and expenses incurred for direct offering in April and May 2019, consisting of an increase of audit related fees of $161,815, an increase of commission of $100,000 to a third party vendor for referral of underwriters, and other expenses of $132,575.

Net income from discontinued operations

During the three months ended June 30, 2018, the net income was comprised of a net income of $101,227 from discontinued operations of microcredit service and a gain of $9,794,873 from disposal of the discontinued operations of microcredit service.

Net (loss) income

As a result of the foregoing, net loss for the three months ended June 30, 2019 was $1,040,325 representing a change of $10,543,593 from net income of $9,503,268 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

	For the Six Months Ended June 30,		Change
	2019	2018	Amount	%

Income from operating lease	$940,894	$96,721	$844,173	873%

Operating expenses
Operating lease expenses	533,010	-	533,010	100%
Depreciation expenses on operating lease assets	102,179	12,458	89,721	720%
Total lease expense	635,189	12,458	622,731	4,999%

Selling, general, and administrative expenses	3,040,276	873,277	2,166,999	248%
Changes in fair value of noncurrent liabilities	-	166,540	(166,540)	-100%
Impairment on an operating lease asset	96,318	-	96,318	100%
Total operating expenses	3,771,783	1,052,275	2,719,508	258%

Other (expenses) income, net
Interest (expenses) income	(39,262)	315	(39,577)	-12,564%

Total other (expenses) income, net	(39,262)	315	(39,577)	-12,564%

Net loss from continuing operations before income taxes	(2,870,151)	(955,239)	(1,914,912)	200%

Income tax expenses	-	(20)	20	-100%
Net loss from continuing operations	$(2,870,151)	$(955,259)	$(1,914,892)	$200%

Net income from discontinued operations	-	10,072,629	(10,072,629)	-100%

Net (loss) income	$(2,870,151)	$9,117,370	$(11,987,521)	$-131%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. From the inception of business through June 30, 2019, the Company purchased fourteen  used luxurious cars for the purpose of operating lease and disposed one of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

Currently the Company generates operating lease income from used luxurious cars which is either owned by the Company or leased from third party vendors. The Company generated operating lease income of $940,894 for the six months ended June 30, 2019, as compared with operating lease income of $96,721 for the six months ended June 30, 2018. The increase was mainly attributable to increased number of owned used luxurious cars, and diversified lease income generated from both owned cars and leased cars.

Lease expenses

Operating lease expenses

The operating lease expense was comprised of car related expenses arising from lease of cars. With diversified lease income generated from leased cars which was launched in January 2019, the Company recorded car related expenses of $533,010 for the six months ended June 30, 2019.

Depreciation expenses on operating lease assets

The depreciation expenses on operating lease assets increased from $12,458 for the six months ended June 30, 2018 to $102,179 for the three months ended June 30, 2019, representing an increase of $89,721, or 720%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of June 30, 2019, the Company had thirteen used luxurious cars, as compared with six cars as of June 30, 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased from $873,277 for the six months ended June 30, 2018 to $3,040,276 for the six months ended June 30, 2019, representing an increase of $2,166,999, or 248%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The increase was mainly attributable to combined effects The increase was mainly attributable to combined effects of an increase of promotion expenses of $96,250, an increase of car-related expenses of $143,485, an increase of legal and consulting expenses of $1,284,101 as a result of issuance of 502,391 restricted shares as compensations to service providers, and expenses incurred for direct offering in April and May 2019, consisting of an increase of audit related fees of $192,378, an increase of commission of $100,000 to a third party vendor for referral of underwriters, and other expenses of $194,004.

Net income from discontinued operations

During the six months ended June 30, 2018, the net income was comprised of a net income of $277,756 from discontinued operations of microcredit service and a gain of $9,794,873 from disposal of the discontinued operations of microcredit service.

Net (loss) income

As a result of the foregoing, net loss for the six months ended June 30, 2019 was $2,870,151 representing a change of $11,987,521 from net income of $9,117,370 for the six months ended June 30, 2018.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. On April 11, 2019 and May 20, 2019, the Company raised capital of approximately $3.7 million and $1.5 million by issuance of 1,680,000 and 1,440,000 shares of common stock, respectively.

Liquidity

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of June 30, 2019, the Company had cash balance of $1,307,186 and a negative working capital of $10,635. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $4,630,000, which will be partially covered by the cash flows of $4,100,00  million generated from our luxurious car leasing business with our increased investments in luxurious used cars, and collection of $1 million from our investments in financial products. The Company plans to fund its operations through revenue generated from its operating lease income, private placements from investors, and financial support commitments from the Company’s Chief Executive Officer and shareholder. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Based on the current operating plan, the management believes that the Company will continue as a going concern  in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2019 and 2018, respectively:

	For the Six Months Ended June 30,
	2019	2018

Net Cash Used in Operating Activities	$(1,744,246)	$(201,373)
Net Cash Used in Investing Activities	(5,101,686)	(3,232,333)
Net Cash Provided by Financing Activities	6,716,633	3,265,370
Effect of Exchange Rate Changes on Cash	(47,631)	171,424
Net (Decrease) Increase in Cash	$(176,930)	$3,088

Net Cash Used in Operating Activities

During the six ended June 30, 2019, we had a cash outflow from operating activities of $1,744,246, an increase of $1,542,873 from a cash outflow of $201,373 for the six months ended June 30, 2018. We incurred a net loss for the six months ended June 30, 2019 of $2,870,151, a change of $11,980,521 from the six months ended June 30, 2018, during which we generated a net income of $9,117,370. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of $9,967,629 and a net cash provided by operating activities from discontinued operations of $1,769,566 for the six months ended June 30, 2018

●	An increase in impairment losses on operating lease assets, totaling $96,318 relating to the used luxurious car leasing business launched in May 2018; and

●	502,391 restricted shares, at a fair value of $884,208, were issued to service providers as compensation of past services.

●	A decrease in changes of noncurrent liabilities of $1,311,000 as a result of settlement of shares against legal proceedings.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $5,101,686 as compared to net cash used in investing activities of $3,232,333 for the six months ended June 30, 2018. The cash used in investing activities for the six months ended June 30, 2019 was combined effects of purchase of used luxurious cars of $1,902,529, investments in investment security and equity investees of $1,084,225, investments in financial products of $1,000,000 and loans disbursed to third parties of $1,114,225.

Net cash used in investing activities for the six months ended June 30, 2018 was mainly caused by net cash of $1,270,070 used in investing activities from discontinued operation and purchase of used luxurious cars of $1,957,391.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $2,063,193 and cash raised in registered direct offerings of $4,653,440.

During the six months ended June 30, 2018, the cash provided by financing activities was mainly attributable to cash raised in private placement of ordinary share of $3,265,370.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

As of June 30, 2019, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-5 years	5 years and after
Contractual obligations:
Operating lease (1) (2)	$76,367	$76,367	$-	-	-	-
Total	$76,367	$76,367	$-	$-	$-	$-

(1)	During the six months ended June 30, 2019, we entered into three additional lease contracts. As of June 30, 2019, we had one rental free office lease agreement with a third party and four office lease agreement with a third parties which expire through September 2020.

(2)	As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. As of June 30, 2019, the Company had one lease agreement with a lease term of 24 months from its inception, with lease payment due in October 2019. Consequently, ROU assets and lease liabilities shall be recognized on adoption of ASC 842. As of June 30, 2019, the Company recognized ROU assets and lease liabilities of $63,481 and $63,481, respectively.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2(p) of the Consolidated Financial Statements included in Form 10-Q for details of our recently issued accounting standards.

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

On December 29, 2014, the N.J. district court entered an order transferring the action. The transfer was effected on January 22, 2015, and assigned docket number 1:15-cv-00557-ALC (S.D.N.Y.) (the “Securities Class Action”). Under the schedule stipulated by the parties, the Yun Group was to file an amended com plaint within 60 days of the date that the transfer was effected, and the defendants’ date to answer or move was within 60 days of that filing.

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

On July 16, 2019, the Company received a copy of the final order and judgment that the Court entered on July 11, 2019, approving the settlement set forth in the Stipulation. The Stipulation provides for dismissal of the Derivative Action as to the Company and the Individual Defendants, and the Company agrees to adopt or maintain certain corporate governance reforms for at least three years. The Stipulation also provides for attorneys’ fees and expenses to be paid by the Individual Defendants’ insurance carriers to plaintiffs’ counsel.

c)	2017 Class Action

The Company and its directors were party to a lawsuit filed on September 1, 2017, by certain a stockholder of the Company on behalf of himself and similarly situated stockholders of the Company GLG in the Chancery Court of the State of Delaware (the “Delaware Chancery Court”) (Case No. 2017-0633-JTL) (the “Action”), Plaintiff stockholders which sought injunctive relief, costs, and attorney’s fees. Plaintiff’s Verified Class Action Complaint (“Complaint”) alleged that the Company’s directors breached their fiduciary duties to the Company’s stockholders by failing to disclose all necessary material information relating to the Company’s entry into an the Exchange Agreement (“Exchange Agreement”) with Sorghum Investment Holdings Limited (“Sorghum”) on August 9, 2017, and preventing the Company’s stockholders from casting a fully informed vote on the Company’s acquisition of Sorghum, and other proposals contained in the Company’s preliminary proxy statement, dated August 14, 2017 (“Preliminary Proxy Statement”).

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

On August 2, 2018, the Company became party to an action filed by Shanghai Nonbank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s Complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin (the “Complaint”). Plaintiff has alleged that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. Plaintiff alleged two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s causes of action against the Company. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

On July 15, 2019, the Company received a copy of the decision and order the Court entered on July 12, 2019, granting the Company’s motion to dismiss the Complaint in its entirety as against the Company without prejudice, with costs and disbursements to the Company as taxed by the Clerk of the Court, and the Clerk is directed to enter judgment accordingly in favor of the Company.

ITEM 1A. RISK FACTORS

As of the date of this Report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 05, 2019.

Risks Related to Our Common Stock

We can provide no assurance that our Common Stock will continue to meet Nasdaq listing requirements.

On June 12, 2019, the Company received a notification letter (the “Notification”) from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that did not meet the following requirements: (i) because the exercise price for the warrants issued on April 11, 2019 had been reduced from $2.20 to $1.32 on May 20, 2019, below the minimum price requirements set forth in Nasdaq Listing Rule 5635(d)(1), the Company was required to obtain shareholder approval as set forth in Nasdaq Listing Rule 5635(d)(2); (ii) Staff has determined to aggregate the offering pursuant to the Securities Purchase Agreement dated April 11, 2019 and the offering pursuant to the Securities Purchase Agreement dated May 20, 2019 for purposes of the Nasdaq’s shareholder approval rules; and (iii) the Company was also required to submit a Listing of Additional Shares Notification Form as set forth in Nasdaq Listing Rule 5250(e)(2)(D) 15 days prior to issuing any common stock, or any security convertible into common stock in a transaction that may result in the potential issuance of common stock (or securities convertible into common stock) greater than 10% of either the total shares outstanding or the voting power outstanding on a pre-transaction basis.

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until July 29, 2019 to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notification. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel.

The Company has submitted a plan to regain compliance to Nasdaq and is currently awaiting Nasdaq’s notification of its determination. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance or maintain compliance with any other Nasdaq requirement in the future.

On July 3, 2019, the Company received another notification letter from Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until December 30, 2019 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

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

If we are unable to meet these requirements, our Common Stock could be delisted from Nasdaq. If our Common Stock were to be delisted from Nasdaq, our Common Stock could continue to trade on the OTCQB or similar marketplace following any delisting from Nasdaq. Any such delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets. Any of these changes could cause the value of our shareholders’ investments to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2019, the Company and certain institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “April Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,680,000 shares of common stock (the “Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,680,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.7 million (the “April Financing”). The offering of the warrants were made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.20. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.20. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $6.60 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

The Company entered into a letter agreement dated February 25, 2019 with Maxim Group LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the sole lead/exclusive placement agent in connection with the April Financing. The Company agreed to pay the Placement Agent an aggregate fee equal to 7% of the gross proceeds raised in the April Financing. The Company also agreed to reimburse the Placement Agent for certain expenses, including for fees and expenses related to legal expenses limited to $90,000.

The Company intends to use the net proceeds from the April Financing for working capital and general corporate purposes. The April Financing closed on April 15, 2019, subject to satisfaction of customary closing conditions.

On May 20, 2019, the Company and the Purchasers entered into a second securities purchase agreement (the “May Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,440,000 shares of Common Stock in a registered direct offering and warrants to purchase up to approximately 1,080,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $1.5 million (the “May Financing”). The offering of the warrants were made pursuant to an exemption from the registration requirements of Section 5 of the Securities Act contained in Section 4(a)(2) thereof and/or Regulation D promulgated thereunder. The warrants will be exercisable after 6 months of the date of issuance and have an exercise price of $1.32. The warrants will expire 5.5 years from the date of issuance. The purchase price for each share of Common Stock and the corresponding warrant is $1.05. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $3.96 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In addition, the Company agreed to reduce the exercise of the warrants issued on April 15, 2019 from $2.20 to $1.32.

The Company entered into another letter agreement dated May 17, 2019 with the Placement Agent, pursuant to which the Placement Agent agreed to act as the sole lead/exclusive placement agent in connection with the May Financing. The Company agreed to pay the Placement Agent an aggregate fee equal to 7% of the gross proceeds raised in the May Financing. The Company also agreed to reimburse the Placement Agent for certain expenses, including for fees and expenses related to legal expenses limited to $20,000.

The Company intends to use the net proceeds from the May Financing for working capital and general corporate purposes. The May Financing closed on May 22, 2019, subject to satisfaction of customary closing conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
4.1*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 12, 2019)
4.2*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2019)
4.3*	Form of Amended & Restated Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 22, 2019)
10.1*	Letter Agreement, dated February 25, 2019, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2019)
10.2*	Letter Agreement, dated May 17, 2019, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 22 2019)
10.3*	Form of Securities Purchase Agreement, dated April 11, 2019, by and among the Company and certain institutional investors (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 12, 2019)
10.4*

Form of Securities Purchase Agreement, dated May 20, 2019, by and among the Company and certain institutional investors (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 22, 2019)

10.5*	Form of Lock-up Agreement, dated April 11, 2019, by and among the Company and certain individuals (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 12, 2019)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAT GROUP, INC.

Date: August 19, 2019	By:	/s/ Jiaxi Gao
	Name:	Jiaxi Gao
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yang An
	Name:	Yang An
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)