Form 10-Q
period 2019-09-30
Bat Group, Inc.
filed 2019-11-14
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2019, 10,331,992 shares  of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$1,496,797	$1,484,116
Loans receivable from third parties	1,451,608	-
Due from related parties	476,975	-
Other current assets	177,345	87,922
Total current assets	3,602,725	1,572,038

Investment security	200,000	-
Investments in equity investees	840,536
Investments in financial products	1,000,000	-
Loan receivable from a third party, noncurrent	49,031
Property and equipment, net	4,320	5,524
Right-of-use lease assets, net	55,283	-
Operating lease assets, net	2,529,976	1,634,018
Total noncurrent assets	4,679,146	1,639,542

Total Assets	$8,281,871	$3,211,580

LIABILITIES AND EQUITY
Advances from customers	$101,640	$6,208
Third parties loans	2,136,363	218,100
Due to related parties	16,345	-
Advance of subscription from shareholders	588,000	-
Other current liabilities	288,407	185,049
Total current liabilities	3,130,755	409,357

Related party loan, noncurrent	148,495	-
Total noncurrent liabilities	148,495	-

Total Liabilities	3,279,250	409,357

Commitments and Contingencies

Shareholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; nil shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 8,646,297 and 5,023,906 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)*	8,646	5,024
Additional paid-in capital	34,299,372	28,765,346
Accumulated deficit	(28,719,598)	(25,457,090)
Accumulated other comprehensive loss	(585,313)	(511,057)
Total BAT Group, Inc.’s Shareholders’ Equity	5,003,107	2,802,223

Non-controlling loss	(486)	-
Total Equity	5,002,621	2,802,223
Total Liabilities and Equity	$8,281,871	$3,211,580

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Income from operating leases	$564,614	$140,856	$1,505,508	$237,577

Operating expenses
Operating lease expenses	344,310	-	877,320	-
Depreciation expenses on operating lease assets	83,806	35,336	185,985	47,794
Total lease expenses	428,116	35,336	1,063,305	47,794

Selling, general, and administrative expenses	556,430	741,762	3,596,706	1,615,039
Changes in fair value of noncurrent liabilities	-	-	-	166,540
Impairment on operating lease assets	-	-	96,318	-
Total operating expenses	984,546	777,098	4,756,329	1,829,373

Other income (expenses), net
Interest income (expenses)	27,089	2,216	(12,173)	2,531
Total other income (expenses), net	27,089	2,216	(12,173)	2,531

Net loss from continuing operations before income taxes	(392,843)	(634,026)	(3,262,994)	(1,589,265)

Income tax expenses	-	(991)	-	(1,011)
Net loss from continuing operations	(392,843)	(635,017)	(3,262,994)	(1,590,276)

Net income from discontinued operations	-	-	-	10,072,629

Net (loss) income	(392,843)	(635,017)	(3,262,994)	8,482,353

Less: Net income (loss) attributable to non-controlling interests	5	-	(486)	-

Net (loss) income attributable to BAT Group, Inc.’s Shareholders	$(392,848)	$(635,017)	$(3,262,508)	$8,482,353

Comprehensive (loss) income
Net (loss) income	$(392,843)	$(635,017)	$(3,262,994)	$8,482,353
Foreign currency translation adjustment	(57,232)	211,638	(74,256)	94,553
Reclassified to net income from discontinued operations	-	-	-	(125,220)
Total comprehensive (loss) income	(450,075)	(423,379)	(3,337,250)	8,451,686
Less: Total comprehensive loss attributable to non-controlling interests	5	-	(486)	-
Comprehensive (loss) income attributable to BAT Group, Inc.	$(450,080)	$(423,379)	$(3,336,764)	$8,451,686
(Loss) income per share - basic and diluted	$(0.05)	$(0.13)	$(0.46)	$1.90
Net loss per share from continuing operations – basic and diluted	$(0.05)	$(0.13)	$(0.46)	$(0.36)
Net income per share from discontinued operations – basic and diluted	$-	$-	$-	$2.26

Weighted Average Shares Outstanding-Basic and Diluted	8,646,297	4,919,122	7,122,560	4,458,093

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	For the Nine Months Ended September 30, 2019
	Ordinary shares		Additional paid-in	Accumulated	Other Accumulated other comprehensive	Non- controlling	Total
	Shares*	Amount	capital	deficit	loss	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$(511,057)	$-	$2,802,223
Issuance of common stocks to service providers	502,391	502	883,706	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	4,653,440
Net loss	-	-	-	(3,262,508)	-	(486)	(3,262,994)
Foreign currency translation adjustments	-	-	-	-	(74,256)	-	(74,256)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$(585,313)	$(486)	$5,002,621

	For the Nine Months Ended September 30, 2018
	Ordinary shares		Additional paid-in	Accumulated	Subscription advanced from a	Other Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares*	Amount	capital	deficit	shareholder	income (loss)	interests	Equity

Balance as at December 31, 2017	3,850,183	$3,850	$71,439,432	$(81,534,396)	$699,974	$4,818,653	$-	$(4,572,487)
Issuance of common stocks and warrants to two managements	40,000	40	699,934	-	(699,974)	-	-	-
Issuance of common stocks in connection with class action settlement	190,000	190	1,477,351	-	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	838,939	839	3,264,531	-	-	-	-	3,265,370
Disposition of CCC BVI			(48,430,149)	48,430,149	-	(4,912,716)		(4,912,716)
Net income	-	-	-	8,482,353	-	-	-	8,482,353
Foreign currency translation adjustments	-	-	-	-	-	(30,667)	-	(30,667)
Balance as at September 30, 2018	4,919,122	$4,919	$28,451,099	$(24,621,894)	$-	$(124,730)	$-	$3,709,394

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	For the Three Months Ended September 30, 2019
	Ordinary shares		paid-in Additional	Accumulated	Other Accumulated other comprehensive	Non- controlling	Total
	Shares*	Amount	capital	deficit	loss	interests	Equity

Balance as at June 30, 2019	8,646,297	$8,646	$34,299,372	$(28,326,750)	$(528,081)	$(491)	$5,452,696
Net (loss) income	-	-	-	(392,848)	-	5	(392,843)
Foreign currency translation adjustments	-	-	-	-	(57,232)	-	(57,232)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$(585,313)	$(486)	$5,002,621

	For the Three Months Ended September 30, 2018
	Ordinary shares		paid-in Additional	Accumulated	Subscription advanced from a	Other Accumulated other comprehensive	Non- controlling	Total
	Shares*	Amount	capital	deficit	shareholder	income (loss)	interests	Equity

Balance as at June 30, 2018	4,889,122	$4,889	$27,926,155	$(23,986,877)	$524,974	$(336,368)	$-	$4,132,773
Issuance of common stocks and warrants to a management	30,000	30	524,944	-	(524,974)	-	-	-
Net loss	-	-	-	(635,017)	-	-	-	(635,017)
Foreign currency translation adjustments	-	-	-	-	-	211,638	-	211,638
Balance as at September 30, 2018	4,919,122	$4,919	$28,451,099	$(24,621,894)	$-	$(124,730)	$-	$3,709,394

*	Retrospectively restated for effect of reverse stock split.

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net (loss) income	$(3,262,994)	$8,482,353
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating lease assets	185,985	58,854
Depreciation of property and equipment	1,741	572
Impairment on an operating lease asset	96,318	-
(Gain) loss on disposal of operating lease asset	(7,851)	12,202
Restricted shares issued to service providers	884,209	-
Gain on disposal of discontinued operations	-	(9,794,873)
Shares issued for settlement against legal proceedings	-	943,860
Changes in fair value of noncurrent liabilities	-	166,540
Changes in operating assets and liabilities:
Other current assets	(95,824)	(1,047,300)
Right-of-use lease assets, net	(57,497)
Advances from customers	99,490	-
Due to related parties	17,000	-
Other current liabilities	155,561	92,668
Other noncurrent liabilities	-	(1,311,000)
Net cash provided by operating activities from discontinued operations	-	1,769,566
Net Cash Used in Operating Activities	(1,983,862)	(626,558)

Cash Flows from Investing Activities:
Purchases of property and equipment	(707)	(5,945)
Purchases of operating lease assets	(2,079,115)	(1,882,476)
Proceeds from disposal of operating lease assets	335,111	122,481
Investment in one investment security	(200,000)	-
Investments in equity investees	(884,225)	-
Investments in financial products	(1,000,000)	-
Due from a related party	(18,299)
Loans to third parties	(1,540,758)	(1,473,458)
Proceeds from disposal of discontinued operations	-	500,000
Cash in connection with discontinued operations	-	(499,496)
Net cash used in investing activities from discontinued operations	-	(1,270,070)
Net Cash Used in by Investing Activities	(5,387,993)	(4,508,964)

Cash Flows from Financing Activities:
Borrowings from third parties	2,294,781	1,473,458
Repayments of borrowings to third parties	(291,401)	-
Borrowings from a related party	154,482	153,485
Advance of subscription fees from shareholders	588,000	-
Cash raised in registered direct offering, net of transaction costs	4,653,440	-
Cash raised in private placement of common stocks	-	3,265,370
Net Cash Provided by Financing Activities	7,399,262	4,892,313

Effect of Exchange Rate Changes on Cash	(14,726)	(277,787)

Net (Decrease) Increase in Cash	12,681	(520,996)
Cash at Beginning of Period	1,484,116	1,359,630
Cash at End of Period	$1,496,797	$838,634

Supplemental disclosure of cash flow information
Cash paid for interest expense	$20,621	$-

Supplemental disclosure of Non-cash financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$64,241	$-

See notes to the unaudited condensed consolidated financial statements.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

As of September 30, 2019, Beijing Tianxing has six wholly owned subsidiaries, including:

●	Beijing Tianrenshijia Apparel Co., Ltd.
●	Beijing Blue Light Marching Technology Co., Ltd. (Formerly known as “Beijing Tongxingyi Feed Co., Ltd.”)
●	Beijing Eighty Weili Technology Co., Ltd.
●	Beijing Bat Riding Technology Co., Ltd (Formerly known as “Beijing Saikesheng Garments Co., Ltd.”)
●	Beijing Blue Light Riding Technology Co., Ltd. (Formerly known as “Beijing Yimingzhu Restaurant Management Co., Ltd.’), and
●	Car Master (Beijing) Information Consulting Co., Ltd.

In addition, the Company has one subsidiary over which the Company has 60% ownership, Beijing Blue Light Super Car Technology Co., Ltd (Formerly known as “Beijing Keao Jiye Commercial Co., Ltd.”). The remaining 40% of ownership interest is owned by an employee of the Company.

Each of these subsidiaries owns a license to hold cars in Beijing or Zhejiang, and was either inactive or generated minimal revenues for the nine months ended September 30, 2019 and 2018.

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

The unaudited interim financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. As of September 30, 2019, the Company has one VIE –Beijing Tianxing, and Beijing Tianxing has seven subsidiaries, each of which is entitled to a license to hold cars in Beijing. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on April 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2019, its unaudited results of operations for the three and nine months ended September 30, 2019 and 2018, and its unaudited cash flows for the three and nine months ended September 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b) Consolidation of Variable Interest Entity

The Company had Beijing Tianxing as its only one VIE as of September 30, 2019 and December 31, 2018. Material terms of each of the Tianxing VIE Agreements are described below:

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

The following financial statement balances and amounts only reflect the financial position and financial performances of Beijing Tianxing, which were included in the consolidated financial statements as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

ASSETS
Cash	$1,121,326	$991,385
Loans receivable from third parties	952,608	-
Due from GLG and Hao Limo*	372,470	-
Due from related parties	476,975	-
Other current assets	219,629	87,922
Investment in equity investees	840,536	-
Operating lease assets, net	2,529,976	1,634,018
Other noncurrent assets	53,351	5,524
Total Assets	$6,566,871	$2,718,849

LIABILITIES
Advances from customers	$101,640	$6,209
Other current liabilities	215,329	102,549
Third parties loans	2,255,439	218,100
Due to GLG and Hao Limo **	5,073,533	2,937,927
Total Liabilities	$7,645,941	$3,264,785

* Receivable due from GLG and Hao Limo is eliminated upon consolidation.

** Payable due to GLG and Hao Limo is eliminated upon consolidation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$564,614	$140,856	$1,505,508	$237,577
Operating expenses	$(674,943)	$(270,403)	$(2,568,958)	$(359,412)
Net loss	$(83,225)	$(385,469)	$(1,076,259)	$(377,462)

	For the Nine Months Ended September 30,
	2019	2018

Net Cash Provided by Operating Activities	$1,707,853	1,806,279
Net Cash Used in by Investing Activities	(3,670,694)	(1,796,637)
Net Cash Provided by Financing Activities	2,127,225	-
Effect of Exchange Rate Changes on Cash	(34,443)	(3,793)
Net Increase in Cash	129,941	5,849
Cash at Beginning of Period	991,385	-
Cash at End of Period	$1,121,326	$5,849

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Use of estimates

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

	September 30,	December 31,
	2019	2018

Balance sheet items, except for equity accounts	7.1383	6.8776

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Items in the statements of operations and comprehensive (loss) income, and statements of cash flows	7.0163	6.8048	6.8634	6.5153

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The carrying value of financial items of the Company, including cash and cash equivalents, loan receivable due from third parties, due from related parties and third parties loans, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. Noncurrent loan receivable due from a third party, a related party loan, and investments in financial products are held to their maturities and are carried at amortized cost, which approximates fair value.

During the three months and nine months ended September 30, 2018, the Company recorded $nil and $166,540 in “Changes in fair value of noncurrent liabilities”. This is related to distribution of the Settlement Shares to the class plaintiffs approved by the Court in December 2017. On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 class settlement shares, at the market share price of $1.68 and $1.18 per share, respectively. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date.

The inputs used to measure the estimated fair value of warrants are classified as Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of warrant liabilities is discussed in Note 12.

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

Prior to the adoption of ASU 2016-01, the cost method was used to account for certain equity investments in privately held companies over which the Company neither has control nor significant influence through investments in common stock or in-substance common stock. Upon the adoption of ASU 2016-01, the Company no longer accounts for these equity securities using the cost method. Beginning on January 1, 2019, the Company elected to record a majority of equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019. As of September 30, 2019 and December 31, 2018, the Company had investment security of $200,000 and $nil, respectively.

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

As of September 30, 2019, the Company had investments aggregating $840,536 in three equity investees, over which the Company owned more than 20% but less than 50% equity interests and exercised significant influence.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Investments in financial products

Investments in financial products consist primarily of investments in three-year close-ended financial products operated by a private equity fund (“PE fund”). The financial products bear variable return rate and redeemable on each anniversary after the Company entered into the agreement. Upon the adoption of ASU 2016-01, the Company carries these investments in PE fund using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these investments in financial products.

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. For the three and nine months ended September 30, 2019, we accrued impairment of $nil and $96,318 for an operating lease asset. We accrue rental income on our operating leases when collection is reasonably assured.

(j)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the three and nine months ended September 30, 2019, the Company generated income from operating lease of $564,614 and $1,505,508, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2019 and December 31, 2018. As of September 30, 2019, income tax returns for the tax years ended December 31, 2014 through December 31, 2018 remain open for statutory examination by PRC tax authorities.

(l)	(Loss) Income per share

Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is the same as basic (loss) income per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2019 and 2018. The number of warrants is excluded from the computation because of its anti-dilutive effect.

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

We elected certain practical expedients available under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification of our existing leases. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and we did not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components of leases for the majority of our classes of underlying assets. Consequently, on adoption and as of September 30, 2019, recognized right-of-use lease assets, net of $55,283 and operating lease liabilities of $nil (Note 16).

3.	LIQUIDITY

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of September 30, 2019, the Company had cash balance of $1,496,797 and a positive working capital of $471,970. The management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $4.1 million, which will be partially covered by the cash flows of $2.8  million generated from our luxurious car leasing business with our increased investments in luxurious used cars, and collection of $1 million from our investments in financial products, and collection of $0.5 million from related parties. The Company plans to fund its operations through revenue generated from its operating lease income, private placements from investors, and financial support commitments from the Company’s Chief Executive Officer and shareholder. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Based on the current operating plan, the management believes that the Company will continue as a going concern  in the following 12 months.

4.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2019, approximately $341,297 was deposited with a bank in the United States which was insured by the government up to $250,000. As of September 30, 2019 and December 31, 2018, approximately $1,155,500 and $1,067,657, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately$341,297 which was in U.S. dollars as of September 30, 2019, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

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

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	September 30,	December 31,
	2019	2018
	(Unaudited)
Loans receivable from third parties	$1,500,639	$-
Less: loan receivable from third parties, current	1,451,608	-
Loan receivable from a third party, noncurrent	$49,031	$-

During the three and nine months ended September 30, 2019, the Company entered into loan agreements with three and seven third parties, respectively. Pursuant to the loan agreements, the Company disbursed loans aggregating approximately $1.5 million to these third parties, to be matured in September 2019 through August 2021. The Company charged the third parties interest rates ranging between 9% and 16% per annum. Principal and interest are repaid on maturity of the loan. For the four loans matured in September 2019, which are aggregating approximately $1.3 million, the Company has agreed to extend the loans for another twelve month.

As of September 30, 2019, the Company recorded a balance of interest receivable of $54,182 within the account of “other current assets” of the unaudited condensed consolidated balance sheets.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INVESTMENT SECURITY

As of September 30, 2019, the Company had investment security of $200,000 in one privately held company over which the Company owns 4.22% shareholding. The Company neither has control nor significant influence through investments in common stock or in-substance common stock. As of September 30, 2019, the equity investee was in setup stage, which had cash injected from its shareholders and common stocks on their balance sheets, and had no revenues but expenses for the period from its inception to September 30, 2019.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. For the three and nine months ended September 30, 2019, no impairment or downward adjustments were made to the investment security.

7.	INVESTMENTS IN EQUITY INVESTEES

As of September 30, 2019, the Company had investments aggregating $840,536 in three equity investees. The Company owned 40% equity interests in each of the equity investees and exercised significant influence over the equity investees, respectively.

The Company’s investments in equity investees were comprised of the following:

	September 30, 2019
	Balance	% of ownership
	(Unaudited)

Chengdu Jianluo Technology Co., Ltd.	$280,179	40%
Shanghai Huxin Technology Co., Ltd.	280,179	40%
Shanghai Yaoku Technology Co., Ltd.	280,178	40%

	$840,536

The equity investees were newly set up and has not commenced operations as of September 30, 2019. As of September 30, 2019, the equity investees had cash injected from its shareholders and common stocks on their balance sheets, and had no revenues or net income (loss) for the period from its inception to September 30, 2019. The Company expected these equity investees to commence operations during the three months ended December 31, 2019.

8.	INVESTMENTS IN FINANCIAL PRODUCTS

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

The Company elected to account for these investments in PE fund using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these investments in financial products. For the three and nine months ended September 30, 2019, no impairment or downward adjustments were made to the investments in PE fund.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	OPERATING LEASE ASSETS, NET

As of September 30, 2019, the Company had investments in eleven used luxurious cars. During the nine months ended September 30, 2019, the Company disposed of three used luxurious cars with original amount aggregating $792,626, and accumulated depreciation expenses aggregating $19,094. The Company earned a gain of $7,851 from the disposal.

As of September 30, 2019 and December 31, 2018, the Company, by reference to the market price, determined the fair value of two and one used luxurious cars was below the original carrying amount of the leased asset and had accumulated impairment of $262,202 and $177,630, respectively. As a result, the Company accrued additional impairment of $nil and $96,318 for these operating lease assets for the three and nine months ended September 30, 2019.

As of the September 30, 2019, the balance of the used luxurious cars is comprised of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Used luxurious cars	$2,780,772	$1,728,538
Less: accumulated depreciation	(250,796)	(94,520)
	$2,529,976	$1,634,018

For the three months ended September 30, 2019 and 2018, the Company charged depreciation expenses of $83,806 and $46,396 on used luxurious cars, respectively. For the nine months ended September 30, 2019 and 2018, the Company charged depreciation expenses of $185,985 and $58,854 on the luxurious cars, respectively.

As of September 30, 2019, all used luxurious cars was pledged for borrowings from third parties.

10.	THIRD PARTIES LOANS

	September 30,	December 31,
	2019	2018
	(Unaudited)

Third parties loans	$2,136,363	$218,100

As of September 30, 2019 and December 31, 2018, the Company had borrowings of $2,136,363 and $218,100 from seven and two third parties. The borrowings were due in October 2019 through September 2020. The interest rate charged on the borrowings ranged between 7% and 10.5%. For the three months ended September 30, 2019 and 2018, the Company charged interest expenses of $45,943 and $nil on the borrowings, respectively. For the nine months ended September 30, 2019 and 2018, the Company charged interest expenses of $83,487 and $nil on the borrowings, respectively.

11.	OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2019	2018
	(Unaudited)

Deposit payable	$83,616	$35,565
Accrued litigation fees	82,500	82,500
Accrued interest expenses	81,169	722
Accrued payroll	20,329	17,983
Other tax payable	9,326	7,817
Others	11,467	40,462
Other current liabilities	$288,407	$185,049

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	CAPITAL TRANSACTIONS

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

On March 8, 2019, the Company issued 502,391 restricted shares to its service providers as compensation for various services provided for the three months ended March 31, 2019, including asset management consulting services, tax consulting services, customer relationship services, valuation services and IT services. The restricted shares are fully vested while the transferability is restricted until September 5, 2019. The fair value of the services provided was in in the total amount of $884,208, at a per share price at the market price of the grant date. A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at December 31, 2018	-	-
Grants of RSUs	502,391	1.76
Vested RSUs	(502,391)	1.76
Forfeited RSUs	-	-
Balance of unvested RSUs at September 30, 2019	$-	$-

Registered direct offering

On April 11, 2019, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 1,680,000 shares of common stock in a registered direct offering and warrants to purchase up to approximately 1,680,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.7 million. The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.20. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.20. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $6.60 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On May 20, 2019, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 1,440,000 shares of common stock in a registered direct offering and warrants to purchase up to approximately 1,080,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $1.5 million. The warrants will be exercisable after 6 months of the date of issuance and have an exercise price of $1.32. The warrants will expire 5.5 years from the date of issuance. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $3.96 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

As of September 30, 2019 and December 31, 2018, the Company had 8,646,297 shares and 5,023,906 shares issued and outstanding, respectively.

In addition, with the registered direct offering and warrants to purchase up to approximately 1,080,000 shares on May 20, 2019, the Company agreed to reduce the exercise of the warrants issued on April 15, 2019 from $2.20 to $1.32 (“Replacement Warrants”). However, the Company’s issuance of the Replacement Warrants had resulted in noncompliance of Nasdaq Listing Rules 5635(d)(1) and 5635(d)(2), subjecting the Company to a potential delisting from the Nasdaq Capital Market in the event the deficiency is not cured.

On August 30, 2019, the Company and the Purchasers entered into an amendment and exchange agreement (the “Exchange Agreement”), pursuant to which the Company shall issue to the Purchasers exchange warrants (the “Exchange Warrants”) to purchase up to 1,680,000 shares of Common Stock with an exercise price of $2.20 in exchange for the cancellation and termination of the Replacement Warrants.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	CAPITAL TRANSACTION (CONTINUED)

Warrants

A summary of warrants activity for the nine months ended September 30, 2019 was as follows:

	Number of shares	Weighted average life	Expiration dates

Balance of warrants outstanding as of December 31, 2018	273,370	3.94 years
Grants of Warrants on April 11, 2019	1,680,000	5 years	April 15, 2024
Grants of Warrants on May 20 2019	1,080,000	5.5 years	November 23, 2024
Balance of warrants outstanding as of September 30, 2019	3,033,370	4.63 years

In connection with the direct offering closed on April 11, 2019, the Company issued warrants to investors to purchase a total of 1,680,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $2.20 per share. On May 20, 2019, the exercise price was reduced to $1.32, and on August 30, 2019 the exercise price was revised to $2.20.

In connection with the direct offering closed on May 20, 2019, the Company issued warrants to investors to purchase a total of 1,080,000 ordinary shares with a warrant term of five and a half (5.5) years. The warrants have an exercise price of $1.32 per share.

Both warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as an equity.

On April 11, 2019 and May 20, 2019, the Company estimated fair value of the both warrants at $1,638,000 and $762,480, respectively, using the Black-Scholes valuation model, which took into consideration the underlying price of ordinary shares, a risk-free interest rate, expected term and expected volatility. As a result, the valuation of the warrant was categorized as Level 3 in accordance with ASC 820, “Fair Value Measurement”.

On August 30, 2019, the Company updated the estimation of fair value of warrants issued on April 11, 2019 as a result of the change in exercise price of the warrants from $1.32 to $2.20. Accordingly the fair value of the Replacement Warrant decreased from $1,638,000 to $1,357,440.

The key assumption used in estimates are as follows:

	April 11,	August 30,	May 20,
	2019	2019	2019
		(Replacement Warrants)

Terms of warrants	60 months	55.3 months	66 months
Exercise price	1.32	2.20	1.32
Risk free rate of interest	2.77%	2.77%	2.77%
Dividend yield	0.00%	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	63.45%	57.04%

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2019 and 2018, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(392,843)	$(635,017)	$(3,262,994)	$8,482,353

Weighted Average Shares Outstanding-Basic and Diluted	8,646,297	4,919,122	7,122,560	4,458,093
(Loss) income per share - basic and diluted	$(0.05)	$(0.13)	$(0.46)	$1.90
Net loss per share from continuing operations – basic and diluted	$(0.05)	$(0.13)	$(0.46)	$(0.36)
Net income per share from discontinued operations – basic and diluted	$-	$-	$-	$2.26

On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect such issuance of shares on a retrospective basis. As such, the weighted average shares outstanding – basic and diluted of 24,595,612 shares issued and outstanding as for the three months ended September 30, 2018 decreased to 4,919,122 shares, and the weighted average shares outstanding – basic and diluted of 22,290,464 shares issued and outstanding as for the nine months ended September 30, 2018 decreased to 4,458,093 shares issued and outstanding.

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three and nine months ended September 30, 2019 and 2018. The number of warrants is excluded from the computation as the anti-dilutive effect.

14.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. As of September 30, 2019 and December 31, 2018, the Company had deferred tax assets of $2,462,039 and $1,714,344, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2019.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (CONTINUED)

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

The Company does not have any current and deferred tax expenses for the three and nine months ended September 30, 2019 and 2018.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2019 and December 31, 2018 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1) Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Jiaxi Gao	Chief Executive Office of the Company
Tao Sun	Senior Management of the Company
Shun Li	Senior Management of the Company

2) Balances with related parties

Due from related parties

	September 30,	December 31,
	2019	2018
	(Unaudited)

Chengdu Jianluo (i)	$459,591	$-
Shanghai Huxin (ii)	17,384	-
Total Due from related parties	$476,975	$-

(i)	The balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $459,381.

(ii)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate.

BAT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Due to related parties

	September 30,	December 31,
	2019	2018
	(Unaudited)

Chengdu Jianluo	$8,405	$-
Jiaxi Gao	7,940	-
Total Due to related parties	$16,345	$-

The balances due to both related parties represent the operating expenses paid by the related parties on behalf of the Company. The balances are payable on demand. The balances are interest free.

Related party loan, noncurrent

	September 30,	December 31,
	2019	2018
	(Unaudited)

Tao Sun	$148,495	$-

The balance of related party loan was payable in September 2022, with an interest rate of 7.5%.

3) Transactions with related parties

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

In July 2019, the Company transferred two used luxurious cars to Chendu Jianluo in exchange for consideration of $459,381. The original amount of the car aggregated $470,420, and the accumulated depreciation expenses aggregated $11,039. The Company did not has any gain or loss from the transfer.

On September 2, 2019, the Company entered into a loan agreement with Mr. Tao Sun to borrow $148,495 for a period from September 16, 2019 through September 15, 2022. The interest rate charged on the borrowing was 7.5%. For the three and nine months ended September 30, 2019, the Company was charged interest expenses of $933.

16.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the three and nine months ended September 30, 2019, we entered into one and three additional lease contracts, all of which with a lease term of 12 months. As of September 30, 2019, we had four office lease agreements with fixed monthly rental fee with third parties which expires through September 2020.  None of these lease agreements provided either the Company or the lessor with an option to extend or terminate the lease agreements, nor agreed any residual value guarantee or restrictions or covenants.

As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use lease asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. As of September 30, 2019, the Company had one lease agreement with a lease term of 24 months from its inception, with prepayments of remaining lease liabilities. Consequently, ROU assets and lease liabilities shall be recognized on adoption of ASC 842. As of September 30, 2019, the Company recognized ROU assets of $55,283 and operating lease liabilities of $nil, respectively.

BAT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table sets forth the Company’s contractual obligations as of September 30, 2019 in future periods:

Rental payments

Three months ended December 31, 2019	$11,683
Year ending December 31, 2020	-
Total	$11,683

Rent expense for the three months ended September 30, 2019 and 2018 was $14,321 and $16,234, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $59,070 and $42,623, respectively.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The  AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal is currently scheduled to be mediated on November 20, 2019.

e)	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

On August 2, 2018, the Company became party to an action filed by Shanghai Nonobank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin  (the “Complaint”). Plaintiff has alleged that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. Plaintiff alleged two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s causes of action against the Company. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

On July 15, 2019, the Company received a copy of the decision and order the Court entered on July 12, 2019, granting the Company’s motion to dismiss the Complaint in its entirety as against the Company without prejudice, with costs and disbursements to the Company as taxed by the Clerk of the Court, and the Clerk is directed to enter judgment accordingly in favor of the Company.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	DISPOSITION OF GLG BVI

On June 19, 2018, the Company, HK Xu Ding Co., Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“GLG BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Purchaser agreed to purchase GLG BVI in exchange of cash purchase price of $500,000. The consideration was paid as of September 30, 2018.

GLG BVI is the sole shareholder of GLG International Investment Ltd. (“GLG HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the People’s Republic of China (“PRC”), which is the sole shareholder of WFOE. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. GLG HK is the sole shareholder of PFL.

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

As the transaction was closed on June 17, 2018, the Company had no assets and liabilities held for sale in the in the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	DISPOSITION OF GLG BVI (CONTINUED)

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

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

Total operating cash flows provided by discontinued operations for the nine months ended September 30, 2019 and 2018 were $nil and $1,769,566, respectively. For the nine months ended September 30, 2018, the operating cash flows provided by discontinued operations was mainly caused by net loss incurred by discontinued operations of $277,756 and increased receivables due from the Company of $1.2 million.

Total investing cash flows used in discontinued operations for the nine months ended September 30, 2019 and 2018 were $nil and $1,270,070. The cash provided by investing activities for the nine months ended September 30, 2018 was net effects of disbursement of loans to third parties of $3,391,907 against collection of $1,943,958 from third party customers of direct loan services.

18.	NASDAQ NOTIFICATION ON NON-COMPLIANCE

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

On August 30, 2019, the Company and the Purchasers entered into an amendment and exchange agreement (the “Exchange Agreement”), pursuant to which the Company shall issue to the Purchasers exchange warrants (the “Exchange Warrants”) to purchase up to 1,680,000 shares of Common Stock with an exercise price of $2.20 in exchange for the cancellation and termination of the Replacement Warrants.

On September 16, 2019, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has regained compliance with the shareholder approval requirements set forth in Listing Rule 5635(d) and the Listing of Additional Shares notification requirements under Listing Rule 5250(e)(2)(D) for continued listing on the NASDAQ Capital Market based on the Staff’s review of the Company’s submitted materials.

In addition, on July 3, 2019, the Company received a notification letter from the Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until December 30, 2019 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

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

BAT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS

(1)	Entry into Share Purchase Agreement for Private Placement

On October 8, 2019, the Company entered into certain securities purchase agreements (“Reg. S SPAs”) with certain non-U.S. Persons (“Reg. S Investors”) as defined in Regulation S of the Securities Act of 1933 (the “Securities Act”), as amended pursuant to which the Company agreed to sell an aggregate of 1,685,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.35. The net proceeds to the Company from such Offering is approximately $588,000, which has been collected in September 2019 in advance.

On November 13, 2019, the Company issued 1,685,000 shares of Common Stock to the Reg. S Investors pursuant to the Reg. S SPAs, since all the closing conditions have been satisfied.

The issuance and sale are exempted from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder.

(2)	Entry into Share Purchase Agreement for Purchase of an Equity Investee

On October 14, 2019, the Company entered into certain share purchase agreements (the “SPA”) with Zhuji Xingmai Network Technology Co., Ltd. (the “Seller”), PRC, and Hangzhou Yihe Network Technology Co., Ltd. (the “Target”), both of which are limited liability companies in PRC. The Seller is the record holder and beneficial owner of all issued and outstanding capital stock of the Target. Pursuant to the SPA, the Company agreed to transfer to the Seller an aggregate of 1,253,814 shares of its common stock, par value $0.001 per share, and the Seller agreed to transfer to the Company such number of shares which represents 20% of the capital stock of the Target (the “Target’s Shares”, and the transaction contemplated therein, the “Acquisition”).

The closing of the Acquisition is subject to various conditions to closing, including, among other things, (a) Nasdaq’s approval of the listing of the Company’s Shares; (b) accuracy of the parties’ representations and warranties at the time of closing.

(3)	Change of the Number of Board of Directors and Appointment of Directors.

Effective October 17, 2019, the Company’s board of directors (the “Board”) increased the number of directors serving on the Board to 7, appointed Ms. Renmei Ouyang as the Chairwoman of the Board and the Chief Operating Officer (the “COO”) of the Company, and appointed Mr. Weicheng Pan as a director of the Company to fill the two vacancies on the Board.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2019, the Company had one business line, which is the used luxurious car leasing business which began operations in May 2018.

Key Factors Affecting Our Results of Operation

The car rental and car service industry in China is competitive and fragmented. We expect competition in China’s car rental and car service industry to persist and intensify.

We have a limited operating history having just launched the car leasing business in May 2018. We believe our future success depends on our ability to significantly increase revenues as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in the luxurious car leasing and car service industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences; and

●	recruitment, training and retaining of qualified managerial and other personnel.

Our business requires a significant amount of capital in large part due to needing to continuously grow our fleet and expand our business in existing markets and to additional markets where we currently do not have operations.

The significant increase in the number of vehicles in China, primarily in major cities, and the traffic and pollution resulting from this increase have drawn the attention of both the government and the public. To address this issue, local governments in China have promulgated various policies to limit the increase in the number of vehicles.

Results of Operations

Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018

	For the Three Months Ended September 30,		Change
	2019	2018	Amount	%

Income from operating lease	$564,614	$140,856	$423,758	301%

Operating expenses
Operating lease expenses	344,310	-	344,310	100%
Depreciation expenses on operating lease assets	83,806	35,336	48,470	137%
Total lease expense	428,116	35,336	392,780	1,112%

Selling, general, and administrative expenses	556,430	741,762	(185,332)	-25%
Total operating expenses	984,546	777,098	207,448	27%

Other income, net
Interest income	27,089	2,216	24,873	1,122%

Total other income, net	27,089	2,216	24,873	1,122%

Net loss from before income taxes	(392,843)	(634,026)	241,183	-38%

Income tax expenses	-	(991)	991	-100%
Net loss	$(392,843)	$(635,017)	$242,174	$-38%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. From the inception of the business through September 30, 2019, the Company purchased fifteen used luxurious cars for the purpose of operating lease and disposed four of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

Currently the Company generates operating lease income from used luxurious cars which is either owned by the Company or leased from third party vendors. The Company generated operating lease income of $564,614 for the three months ended September 30, 2019, as compared with operating lease income of $140,856 for the three months ended September 30, 2018. The increase was mainly attributable to increased number of owned used luxurious cars, and diversified lease income generated from both owned cars and leased cars.

Lease expenses

Operating lease expenses

The operating lease expense was comprised of car related expenses arising from lease of cars. With diversified lease income generated from leased cars which was launched in January 2019, the Company recorded car related expenses of $344,310.

Depreciation expenses on operating lease assets

The depreciation expenses on operating lease assets increased from $35,336 for the three months ended September 30, 2018 to $83,806 for the three months ended September 30, 2019, representing an increase of $48,470, or 137%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of September 30, 2019, the Company had eleven used luxurious cars, as compared with six cars as of September 30, 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased from $741,762 for the three months ended September 30, 2018 to $556,430 for the three months ended September 30, 2019, representing a decrease of $185,332, or 25%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The decrease was mainly attributable to a decrease of legal and consulting expenses of $188,137, as the Company incurred less financing and investing transactions during the period.

Net loss

As a result of the foregoing, net loss for the three months ended September 30, 2019 was $392,843 representing a decrease of $242,174 from net loss of $635,017 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,		Change
	2019	2018	Amount	%

Income from operating lease	$1,505,508	$237,577	$1,267,931	534%

Operating expenses
Operating lease expenses	877,320	-	877,320	100%
Depreciation expenses on operating lease assets	185,985	47,794	138,191	289%
Total lease expense	1,063,305	47,794	1,015,511	2,125%

Selling, general, and administrative expenses	3,596,706	1,615,039	1,981,667	123%
Changes in fair value of noncurrent liabilities	-	166,540	(166,540)	-100%
Impairment on an operating lease asset	96,318	-	96,318	100%
Total operating expenses	4,756,329	1,829,373	2,926,956	160%

Other income (expenses), net
Interest income (expenses)	(12,173)	2,531	(14,704)	-581%

Total other (expenses) income, net	(12,173)	2,531	(14,704)	-581%

Net loss from continuing operations before income taxes	(3,262,994)	(1,589,265)	(1,673,729)	105%

Income tax expenses	-	(1,011)	1,011	-100%
Net loss from continuing operations	$(3,262,994)	$(1,590,276)	$(1,672,718)	$105%

Net income from discontinued operations	-	10,072,629	(10,072,629)	-100%

Net (loss) income	$(3,262,994)	$8,482,353	$(11,745,347)	$-138%

Income from operating lease

The Company commenced its new business of lease services of used luxurious cars in May 2018. From the inception of business through September 30, 2019, the Company purchased fifteen used luxurious cars for the purpose of operating lease and disposed four of the used luxurious cars. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

Currently the Company generates operating lease income from used luxurious cars which is either owned by the Company or leased from third party vendors. The Company generated operating lease income of $1,505,508 for the nine months ended September 30, 2019, as compared with operating lease income of $237,577 for the nine months ended September 30, 2018. The increase was mainly attributable to increased number of owned used luxurious cars, and diversified lease income generated from both owned cars and leased cars.

Lease expenses

Operating lease expenses

The operating lease expense was comprised of car related expenses arising from lease of cars. With diversified lease income generated from leased cars which was launched in January 2019, the Company recorded car related expenses of $877,320 for the nine months ended September 30, 2019.

Depreciation expenses on operating lease assets

The depreciation expenses on operating lease assets increased from $47,794 for the nine months ended September 30, 2018 to $185,985 for the nine months ended September 30, 2019, representing an increase of $138,191, or 289%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of September 30, 2019, the Company had eleven used luxurious cars, as compared with six cars as of September 30, 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased from $1,615,039 for the nine months ended September 30, 2018 to $3,596,706 for the nine months ended September 30, 2019, representing an increase of $1,981,667, or 123%. Operating expenses primarily consisted of salary and employee surcharge, office rental expense, business tax and surcharge, changes in fair value of other noncurrent liabilities, professional service fees, and other office supplies. The increase was mainly attributable to combined effects of an increase of promotion expenses of $144,594, an increase of car-related expenses of $110,113, an increase of legal and consulting expenses of $211,756 as a result of issuance of 502,391 restricted shares as compensation to service providers, and increase in expenses incurred for the registered direct offerings in April and May 2019, consisting of an increase of audit related fees of $180,785, an increase of commission of $100,000 to a third party vendor for referral of underwriters, and other expenses of $337,917.

Net income from discontinued operations

During the nine months ended September 30, 2018, the net income was comprised of a net income of $277,756 from discontinued operations of microcredit service and a gain of $9,794,873 from disposal of the discontinued operations of microcredit service.

Net (loss) income

As a result of the foregoing, net loss for the nine months ended September 30, 2019 was $3,262,994 representing a change of $11,745,347 from net income of $8,482,353 for the nine months ended September 30, 2018.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, and public offerings of securities. On April 11, 2019 and May 20, 2019, the Company raised capital of approximately $3.7 million and $1.5 million through issuance of 1,680,000 and 1,440,000 shares of common stock, respectively. In September 2019, the Company received an advance of subscription fees of $588,000 from private placement investors to whom the Company would issue 1,685,000 shares of common stock.

Liquidity

In assessing the Company’s liquidity and its ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of September 30, 2019, the Company had cash balance of $1,496,797 and a positive working capital of $471,970. Management estimated the operating expenses obligation for the next twelve months after issuance of the financial statements to be $4.1 million, which will be partially covered by the cash flows of $2.8 million generated from our luxurious car leasing business with our increased investments in luxurious used cars, the collection of $1 million from our investments in financial products, and the collection of $0.5 million from related parties. The Company plans to fund its operations through revenue generated from its operating lease income, private placements, and financial support commitments from the Company’s Chief Executive Officer and shareholders. The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Based on the current operating plan, management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2019 and 2018, respectively:

	For the Nine Months Ended September 30,
	2019	2018

Net Cash Used in Operating Activities	(1,983,862)	(626,558)
Net Cash Used in by Investing Activities	(5,387,993)	(4,508,964)
Net Cash Provided by Financing Activities	7,399,262	4,892,313
Effect of Exchange Rate Changes on Cash	(14,726)	(277,787)
Net Increase (Decrease) in Cash	$12,681	(520,996)

Net Cash Used in Operating Activities

During the nine ended September 30, 2019, we had a cash outflow from operating activities of $1,983,862, an increase of $1,357,304 from a cash outflow of $626,558 for the nine months ended September 30, 2018. We incurred a net loss for the nine months ended September 30, 2019 of $3,262,994, a change of $11,745,347 from the nine months ended September 30, 2018, during which we generated a net income of $8,482,353. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of $9,794,873 and net cash provided by operating activities from discontinued operations of $1,769,566 for the nine months ended September 30, 2018;

●	An increase in impairment losses on operating lease assets, totaling $96,318 relating to the used luxurious car leasing business launched in May 2018;

●	502,391 restricted shares were issued to service providers as compensation for past services, at a fair value of $884,208; and

●	A decrease in changes of noncurrent liabilities of $1,311,000 as a result of the settlement using shares against legal proceedings.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $5,387,993 as compared to net cash used in investing activities of $4,508,964 for the nine months ended September 30, 2018. The cash used in investing activities for the nine months ended September 30, 2019 was for the purchases of used luxurious cars of $2,079,115, investments in investment security and equity investees of $1,084,225, investments in financial products of $1,000,000 and loans disbursed to third parties of $1,540,758.

Net cash used in investing activities for the nine months ended September 30, 2018 was mainly for net cash of $1,270,070 used in investing activities from discontinued operation, purchase of used luxurious cars of $1,882,476, and loans disbursed to third parties of $1,473,458.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $2,294,781, cash raised in registered direct offerings of $4,653,440, and advance of subscription fees from shareholders.

During the nine months ended September 30, 2018, the cash provided by financing activities was mainly attributable to cash raised in a private placement of common stock of $3,265,370, and borrowings from third parties of $1,473,458.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

As of September 30, 2019, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Total	Three Months Ending December 31, 2019	Year Ending December 31, 2020	Year Ending December 31, 2021 and thereafter
Contractual obligations:
Operating lease (1) (2)	$11,683	$11,683	$-	-
Total	$11,683	$11,683	$-	$-

(1)	During the six months ended June 30, 2019, we entered into three additional lease contracts. As of September 30, 2019, we had one rental free office lease agreement with a third party and four office lease agreement with a third parties which expire in September 2020.

(2)	As permitted by ASC 842, leases with expected durations of less than 12 months from inception (i.e. short-term leases) were excluded from the Company’s calculation of its lease liability and right-of-use lease asset. Furthermore, as permitted by ASC 842, the Company elected to apply the package of practical expedients, which allows companies not to reassess: (a) whether its expired or existing contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) initial direct costs for any existing leases. As of September 30, 2019, the Company had one lease agreement with a lease term of 24 months from its inception, with lease prepayment of $58,838 and remaining balance due in October 2019. Consequently, ROU assets and lease liabilities shall be recognized on adoption of ASC 842. As of September 30, 2019, the Company recognized ROU assets of $55,283 and operating lease liabilities of nil, respectively.

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal is currently scheduled to be mediated on November 20, 2019.

e)	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

On August 2, 2018, the Company became party to an action filed by Shanghai Nonobank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court”) (Index No. 653834/2018) (the “Action”). Plaintiff’s Complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin (the “Complaint”). Plaintiff has alleged that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. Plaintiff alleged two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s causes of action against the Company. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

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

On June 12, 2019, the Company received a notification letter (the “Notification”) from the Nasdaq Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that did not meet the following requirements: (i) because the exercise price for the warrants issued on April 11, 2019 had been reduced from $2.20 to $1.32 on May 20, 2019 (the “Replacement Warrants”), below the minimum price requirements set forth in Nasdaq Listing Rule 5635(d)(1), the Company was required to obtain shareholder approval as set forth in Nasdaq Listing Rule 5635(d)(2); (ii) Staff has determined to aggregate the offering pursuant to the Securities Purchase Agreement dated April 11, 2019 and the offering pursuant to the Securities Purchase Agreement dated May 20, 2019 for purposes of the Nasdaq’s shareholder approval rules; and (iii) the Company was also required to submit a Listing of Additional Shares Notification Form as set forth in Nasdaq Listing Rule 5250(e)(2)(D) 15 days prior to issuing any common stock, or any security convertible into common stock in a transaction that may result in the potential issuance of common stock (or securities convertible into common stock) greater than 10% of either the total shares outstanding or the voting power outstanding on a pre-transaction basis.

On August 30, 2019, the Company and the Purchasers entered into an amendment and exchange agreement (the “Exchange Agreement”), pursuant to which the Company issued to the Purchasers exchange warrants (the “Exchange Warrants”) to purchase up to 1,680,000 shares of Common Stock with an exercise price of $2.20 in exchange for the cancellation and termination of the Replacement Warrants.

On September 16, 2019, the Company received a written notification from the NASDAQ Stock Market Listing Qualifications Staff (the “Staff”) indicating that the Company has regained compliance with the shareholder approval requirements set forth in Listing Rule 5635(d) and the Listing of Additional Shares notification requirements under Listing Rule 5250(e)(2)(D) for continued listing on the NASDAQ Capital Market based on the Staff’s review of the Company’s submitted materials.

In addition, on July 3, 2019, the Company received a notification letter from Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).

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

On August 30, 2019, the Company and the Purchasers entered into the Exchange Agreement, pursuant to which the Company issued to the Purchasers the Exchange Warrants to purchase up to 1,680,000 shares of Common Stock with an exercise price of $2.20 in exchange for the cancellation and termination of the Replacement Warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.4*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
4.1*	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 3, 2019)
10.1*	Form of Exchange Agreement dated August 30, 2019, among Bat Group, Inc. and certain institutional investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2019)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAT GROUP, INC.

Date: November 14, 2019	By:	/s/ Jiaxi Gao
	Name:	Jiaxi Gao
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yang An
	Name:	Yang An
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)