Form 10-K
period 2019-12-31
TD Holdings, Inc.
filed 2020-05-29
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-36055

TD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 104, No. 33 Section D

No. 6 Middle Xierqi Road

Haidian District, Beijing

People’s Republic of China

100085

(Address of principal executive offices) (Zip Code)

+86 (010) 59441080

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	GLG	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.66 million based on the closing price of $0.58 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of May 29, 2020, there were 68,585,806 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 4, 2020 the Securities and Exchange Commission issued an Order (Release No. 34-88318) under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

As a result of the global outbreak of the COVID-19 virus, from February 10, 2020 until March 15, 2020, the Company’s employees have been asked to work remotely. As a result, the Company’s books and records have not been easily accessible and communication among internal financial staff and its auditors has been challenging due to the travel restriction and quarantine requirement, resulting in the delay in the preparation and completion of its consolidated financial statements. Based on the foregoing, on March 27, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the Order. This Form 10-K is being filed in reliance on the Order.

TD Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

i

All references to “we,” “us,” “our,” “GLG,” “Company,” “Registrant” or similar terms used in this report refer to TD Holdings, Inc., a Delaware corporation (“GLG”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates. We conduct our business through our operating entities, Tianxing Kunlun Technology Co., Ltd. (“Beijing Tianxing”) and Shenzhen Huamucheng Trading Co., Ltd., which are VIEs controlled by Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), a wholly-owned subsidiary of ours, through a series of contractual arrangements.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$,” “US$” or “U.S. Dollars” refers to the legal currency of the United States.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient fund to expand our operations;

●	attract, retain and motivate talented employees;

●	a decrease in demand for automobiles renting and weakness in the automotive industry generally;

●	the impact of COVID-19 on our business operations;

●	a decrease in demand for commodities trading and weakness in the commodities trading industry generally;

●	navigate an evolving regulatory environment;

●	defend ourselves against litigation, regulatory, privacy or other claims;

●	development of a liquid trading market for our securities; and

●	our plan to maintain compliance with Nasdaq’s continued listing requirements.

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

ii

PART I

Item 1. Description of Business.

Overview and Corporate History

TD Holdings, Inc., (formerly known as Bat Group, Inc.) has become a used luxurious car leasing business as well as a commodities trading business operating in China since the disposition of its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals (the “Micro-lending Business”) in July 2018. Our current operations consist of leasing of luxurious pre-owned automobiles and operation of a non-ferrous metal commodities trading business.

The Company operates a luxurious car business that is conducted under the brand name “Batcar” through the Company’s VIE entity, Beijing Tianxing Kunlun Technology Co. Ltd (“Beijing Tianxing”), from its headquarters in Beijing. The Company also conducts a commodities trading business via its other VIE entity, Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”).

Our Current Business

Used Luxurious Car Leasing Business

During the twelve months ended December 31, 2019, the Company, through Beijing Tianxing, offers our customers the opportunity to rent luxurious pre-owned automobiles in Beijing, Shanghai, Zhejiang and Chengdu, China. Currently the Company has eleven used luxurious cars with net book value of approximately US$ 2.43 million. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repairing and maintenance history, accidents history, market scarcity, and etc. For the years ended December 31, 2019 and 2018, the Company earned income from operating lease of $1,830,148 and $488,062, respectively.

Commodities Trading Business

In order to diversify the Company’s business, on November 22, 2019, the Company’s indirectly   wholly owned subsidiary Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”) entered into a series of agreements (the “Huamucheng VIE Agreements”) with Huamucheng and the shareholders of Huamucheng who collectively hold 100% of Huamucheng.

Through Huamucheng’s VIE structure, the Company launched its commodities trading operations. Huamucheng focuses on trading of non-ferrous metal commodities such as aluminum, copper, silver, and gold, and is striving to become an emerging platform in the non-ferrous metal e-commerce industry by offering all participants in the non-ferrous metal e-commerce industry a seamless, one-stop transaction experience. In connection with the commodity trading business, the Company primarily generates revenues from sales of commodities products and providing of supply chain management services such as loan recommendation and distribution services to customers in the PRC.

In December 2019, the Company generated revenue of $100,427 from commodities trading business and $562,586 from supply chain management services (including loan recommendation service fee of $323,623 and distribution service fee of $238,963), respectively.

Disposition of the Micro-lending Business

Historically, our core business has been the Micro-lending business conducted through Wujiang Luxiang Rural Microcredit Co., Ltd. (“Wujiang Luxiang”), an entity we controlled via certain contractual arrangements and Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”), our wholly owned subsidiary. However, since 2016, the microcredit companies in Wujiang area went through the most difficult time since their inceptions in 2008. Twelve of fourteen microcredit companies in the Wujiang area went bankrupt while the remainder are struggling with high default rates due to the poor economic condition, especially the slow-down in the textile industry. The operations of Wujiang Luxiang were also affected. We did not have further funds to deploy in the financial leasing business and held off expansion of the leasing business.

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

On June 19, 2018, the Company, HK Xu Ding Co, Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser”) and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“CCC BVI”) entered into certain Share Purchase Agreement (the “Purchase Agreement”). CCC BVI is the sole shareholder of CCC International Investment Ltd. (“CCC HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC, which is the sole shareholder of WFOE and PFL. WFOE, via a series of contractual arrangements, controls Wujiang Luxiang. Pursuant to the Purchase Agreement, the Purchaser agreed to purchase CCC BVI in exchange of cash purchase price of $500,000. The transaction contemplated by the Purchase Agreement is hereby referred as Disposition.

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

2019 Registered Direct Offering

On April 11, 2019, the Company and certain institutional investors (the “Purchasers”) entered into a securities purchase agreement (the “April SPA”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,680,000 shares of Common Stock (“Common Stock”) in a registered direct offering and warrants to purchase up to approximately 1,680,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $3.7 million. The warrants will be exercisable immediately following the date of issuance and have an exercise price of $2.20. The warrants will expire 5 years from the earlier of the date on which the shares of Common Stock issuable upon exercise of the warrants may be sold pursuant to an effective registration statement or may be exercised on a cashless basis and be immediately sold pursuant to Rule 144. The purchase price for each share of Common Stock and the corresponding warrant is $2.20. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $6.60 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

On May 20, 2019, the Company and the Purchasers entered into a second securities purchase agreement (the “May SPA”), pursuant to which the Company agreed to sell to such investors an aggregate of 1,440,000 shares of Common Stock in a registered direct offering and warrants to purchase up to approximately 1,080,000 shares of the Company’s Common Stock in a concurrent private placement, for gross proceeds of approximately $1.5 million. The warrants will be exercisable after 6 months of the date of issuance and have an exercise price of $1.32. The warrants will expire 5.5 years from the date of issuance. The purchase price for each share of Common Stock and the corresponding warrant is $1.05. Each warrant is subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the Company’s common stock trades at or above $3.96 for 20 consecutive trading days provided, among other things, that the shares issuable upon exercise of the warrants are registered or could be sold pursuant to Rule 144 and the daily trading volume exceeds 200,000 shares per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date. In addition, the Company agreed to reduce the exercise of the warrants issued on April 15, 2019 from $2.20 to $1.32.

Nasdaq Deficiencies

On June 12, 2019, the Company received a notification letter (the “Notification”) from the Nasdaq Stock Market Listing Qualifications Staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it did not meet the following requirements: (i) because the exercise price for the warrants issued on April 11, 2019 had been reduced from $2.20 to $1.32 on May 20, 2019, below the minimum price requirements set forth in Nasdaq Listing Rule 5635(d)(1), the Company was required to obtain shareholder approval as set forth in Nasdaq Listing Rule 5635(d)(2); (ii) Staff has determined to aggregate the offering pursuant to the Securities Purchase Agreement dated April 11, 2019 and the offering pursuant to the Securities Purchase Agreement dated May 20, 2019 for purposes of the Nasdaq’s shareholder approval rules; and (iii) the Company was also required to submit a Listing of Additional Shares Notification Form as set forth in Nasdaq Listing Rule 5250(e)(2)(D) 15 days prior to issuing any common stock, or any security convertible into common stock in a transaction that may result in the potential issuance of common stock (or securities convertible into common stock) greater than 10% of either the total shares outstanding or the voting power outstanding on a pre-transaction basis.

The notification received had no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until July 29, 2019 to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notification. On July 25, 2019, the Company submitted its Compliance Plan to the Nasdaq Staff and the Company received a written notification on September 16, 2019 indicating that it had regained compliance with the shareholder approval requirements set forth in Listing Rule 5635(d) and the Listing of Additional Shares notification requirements under Listing Rule 5250(e)(2)(D) for continued listing on the Nasdaq Capital Market based on the Nasdaq Staff’s review of the Company’s submitted materials.

On July 3, 2019, the Company received a notification letter from the Nasdaq Staff notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).

The notification received had no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company had until December 30, 2019 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance. On December 11, 2019, the Company received a written notification from the Nasdaq Staff indicating that the Company has regained compliance with the bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) based on the closing bid price of the Company’s common stock being at $1.00 per share or greater for 10 consecutive business days from November 26 to December 10, 2019.

Amendment and Exchange Agreement for the April 2019 Registered Direct Offering

Background

On April 11, 2019, the Company and the purchasers entered into the April SPA, whereby the Company, among other things, issued to the Purchasers warrants to purchase up to 1,680,000 shares of the Company’s Common Stock, exercisable immediately following the date of issuance and with an exercise price of $2.20 (the “Original April Warrants”). On May 20, 2019, the Company and the Purchasers entered into the May SPA, whereby the Company, among other things, agreed to issue to the Purchasers amended and restated warrants reducing the exercise price of the Original April Warrants from $2.20 to $1.32 (the “Replacement Warrants”).

The Company’s issuance of the Replacement Warrants had resulted in noncompliance of Nasdaq Listing Rules 5635(d)(1) and 5635(d)(2), subjecting the Company to a potential delisting from the Nasdaq Capital Market in the event the deficiency is not cured.

Amendment and Exchange Agreement

On August 30, 2019, the Company and the Purchasers entered into an amendment and exchange agreement (the “Exchange Agreement”), pursuant to which the Company issued to the Purchasers exchange warrants (the “Exchange Warrants”) to purchase up to 1,680,000 shares of Common Stock with an exercise price of $2.20 in exchange for the cancellation and termination of the Replacement Warrants.

The Company agreed in the Exchange Agreement that it would file with the Commission a registration statement on Form S-1 (or such other form as the Company is then eligible to use) as soon as practicable providing for the resale by the Purchasers of the shares of Common Stock issuable upon exercise of the Exchange Warrants, and that it would use commercially reasonable efforts to cause such registration statement to become effective as soon as practicable.

October 2019 Private Placement

On October 8, 2019, the Company entered into certain securities purchase agreements with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company sold an aggregate of 1,685,000 shares of its Common Stock, at a per share purchase price of $0.35 (the “October Offering”). The October Offering closed on November 13, 2019 when all closing conditions were met and the net proceeds to the Company from the October Offering was approximately $589,750.

Acquisition of Hangzhou Yihe Network Technology Co., Ltd.

On October 14, 2019, the Company entered into certain share purchase agreement (the “Zhuji SPA”) with Zhuji Xingmai Network Technology Co., Ltd., (the “Zhuji Xingmai”), a limited liability company organized under the laws of PRC, and Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”), a limited liability company organized under the laws of PRC. Zhuji Xingmai was the record holder and beneficial owner of all issued and outstanding capital stock of Hangzhou Yihe. Pursuant to the Zhuji SPA the Company transferred to Zhuji Xingmai an aggregate of 1,253,814 shares of its Common Stock, and Zhuji Xingmai transferred to the Company such number of shares which represents 20% of the capital stock of Hangzhou Yihe. The transaction contemplated by the Zhuji SPA closed on December 17, 2019 when all closing conditions were met.

November 2019 Private Placement

On November 21, 2019, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company sold an aggregate of 2,000,000 shares of its Common Stock, at a per share purchase price of $0.80 (the “November Offering”). The November Offering closed on February 5, 2020 when all closing conditions were met and the net proceeds to the Company from the November Offering was approximately $1,600,000.

Entering the Commodities Trading Business

Despite the Company’s rapid growth in total assets and stockholders’ equity attributed to the Company’s investment of resources into the development of the luxury car leasing business during the first three quarters of 2019, the continuous net loss incurred may negatively affect the Company’s ability to satisfy Nasdaq’s Continued Listing Requirements. As of December 31, 2019, the only new city that the Company successfully expanded its operations into in 2019 was Chengdu. The Company has attempted to operate its luxurious car leasing business in Shanghai and Wuhan, but did not achieve ideal results. The foregoing factors indicate that it will be difficult to grow the luxurious car leasing business further in the near future.

Due to management’s dissatisfaction with the performance of the used luxuries car leasing business, it started to seek other business opportunities and/or acquisition targets in August 2019.

On November 22, 2019, Hao Limo entered into the Huamucheng VIE Agreements with Huamucheng and certain shareholders of Huamucheng who collectively hold 100% of Huamucheng and planned to conduct a new commodity trading business via Huamucheng.

Due to China’s rapid development and urbanization over the past 30 years, it has created one of the world largest infrastructure market. All of the ongoing and upcoming construction, renovations, and improvements to infrastructure will directly drive the demand for steel, iron, and other commodities, thus promoting the development of the commodities trading market. Moreover, China has implemented the Belt and Road Initiative (the “BRI”) in 2013, a global development strategy involving infrastructure development and investments in 152 countries and international organizations in Asia, Europe, Africa, the Middle East, and the Americas. The BRI has provided China with a platform to establish and participate in international commodities trading and resource allocations. In addition, the implementation of the BRI requires a lot of construction metal and industrial raw materials which provides a very good market and opportunity for developing commodity trade in energy products, basic industrial raw materials and bulk agricultural products.

The turnover of China’s commodity market has shown a rapid upward trend, and the management believes that entering into the commodity trading business will bolster the Company’s income and increase shareholder value.

Our current Chief Executive Officer (“CEO”) and Chairwoman of the Board, Ms. Renmei Ouyang, has accumulated substantial industry expertise through years of experience in the commodities trading industry. Ms. Ouyang was initially introduced to our former Chief Executive Officer, Mr. Jiaxi Gao, as an ideal candidate to provide expert guidance for the Company in its entry into the commodities trading industry. The Company hired Ms. Ouyang as its Chief Operating Officer and Chairwoman of the Board on October 17, 2019, and later repositioned her as the new CEO on January 9, 2020.

Guangzhou Chengji Loan Agreement

On November 26, 2019, Hao Limo, a wholly-owned subsidiary of the Company, and Guangzhou Chengji Investment Development Co., Ltd. (the “Lender”), entered into a loan agreement (the “Loan Agreement”). Under the Loan Agreement, the Lender lent Hao Limo $970,318 (the “Loan”). The Loan has an annual interest rate of 8% and had a maturity date of February 26, 2020 which was extended to September 4, 2020.

The Loan Agreement also contains customary provisions, including using the Loan only for the specified use of proceeds in the Loan Agreement, not using the Loan for any illegal activities, and an agreement to settle any potential disputes through negotiation and mediation.

Hao Limo intends to use the proceeds from the Loan for its daily operations to expand its business as well as to start the commodities trading business.

Corporate Structure

TD Holdings, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on May 22, 2018, is wholly owned by the Company. HC High BVI wholly owns HC High Summit Limited (“HC High HK”), a company incorporated under the laws of the Hong Kong S.A.R. of the PRC on April 16, 2018. HC High HK is the sole shareholder of Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), a limited liability company formed under the laws of the PRC on May 10, 2018, which controls Beijing Tianxing, a company established under the laws of the PRC on April 17, 2018, and Huamucheng, company established under the laws of the PRC on December 30, 2013   through a series of contractual arrangements.

On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect the following: (1) a name change from China Commercial Credit, Inc. to China Bat Group, Inc. and (2) a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001 (the “Common Stock”) (collectively, the “January Charter Amendment”). The January Charter Amendment became effective on January 17, 2019.

On June 3, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change from China Bat Group, Inc. to Bat Group, Inc. (the “June Charter Amendment”). The June Charter Amendment became effective on June 3, 2019.

On March 5, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change from Bat Group, Inc. to TD Holdings, Inc. (the “March Charter Amendment”). The March Charter Amendment became effective on March 6, 2020.

On October 14, 2019, the Company entered into the Zhuji SPA with Zhuji Xingmai and Hangzhou Yihe. Zhuji Xingmai was the record holder and beneficial owner of all issued and outstanding capital stock of Hangzhou Yihe. Pursuant to the Zhuji SPA the Company transferred to Zhuji Xingmai an aggregate of 1,253,814 shares of its Common Stock, and Zhuji Xingmai transferred to the Company such number of shares which represents 20% of the capital stock of Hangzhou Yihe. The transaction contemplated by the Zhuji SPA closed on December 17, 2019 when all closing conditions were met.

As of the date of this report, Beijing Tianxing has six wholly owned subsidiaries, which are Beijing Tianrenshijia Apparel Co., Ltd., Beijing Blue Light Marching Technology Co., Ltd. (formerly known as Beijing Tongxingyi Feed Co., Ltd.), Beijing Eighty Weili Technology Co., Ltd., Beijing Bat Riding Technology Co., Ltd. (formerly known as Beijing Saikesheng Garments Co., Ltd.), Beijing Blue Light Riding Technology Co., Ltd. (formerly known as Beijing Yimingzhu Restaurant Management Co., Ltd.) and Car Master (Beijing) Information Consulting Co., Ltd. In addition, the Company has one subsidiary over which the Company has 60% ownership, Beijing Blue Light Super Car Technology Co., Ltd (Formerly known as “Beijing Keao Jiye Commercial Co., Ltd.”). The remaining 40% of ownership interest is owned by an employee of the Company. Each of Beijing Tianxing’s subsidiaries own a license to hold at least one car in Beijing or Zhejiang.

Hao Limo had previously entered into VIE agreements with Beijing Youjiao Technology Limited (“Beijing Youjiao”) when its luxurious used car leasing business was launched during May and June of 2018. Those VIE agreements were later terminated on June 19, 2018 and November 8, 2018, respectively, to improve efficiency and save administrative costs. The Company now exclusively operates through Beijing Tianxing and Huamucheng which are controlled by Hao Limo through a series of contractual arrangements.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

(1)	Pursuant to a series of contractual arrangements, Hao Limo effectively controls and manages the business activities of Beijing Tianxing.

(2)	Pursuant to a series of contractual arrangements, Hao Limo effectively controls and manages the business activities of Huamucheng.

Contractual Arrangements between Hao Limo and Beijing Tianxing

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the Tianxing VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management and operations. Beijing Tianxing has the requisite license to carry out used luxurious car leasing business in China.

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

Contractual Arrangements between Hao Limo and Huamucheng

On November 22, 2019, Hao Limo entered into a series of agreements (the “Huamucheng VIE Agreements”) with Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) and the shareholders of Huamucheng. The Huamucheng VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Huamucheng, including absolute control rights and the rights to the management, operations, assets, property and revenue of Huamucheng. The purpose of the Huamucheng VIE Agreements is solely to give Hao Limo the exclusive control over Huamucheng’s management and operations. Huamucheng does not require any special licenses to carry out the commodities trading business in China.

Exclusive Business Cooperation Agreement

Pursuant to an exclusive business cooperation agreement by and between Hao Limo and Huamucheng, Hao Limo agrees to provide Huamucheng with complete technical support, business support and related consulting services during the term of the agreement and Huamucheng agrees not to engage any other party for the same or similar consultation services without Hao Limo’s prior consent. Huamucheng agrees to pay Hao Limo service fees substantially equal to all of its net income, subject to any requirement by PRC law and its articles of association. The term of the exclusive business cooperation agreement is 10 years. Hao Limo may terminate the agreement at any time with a 30-day advance written notice to Huamucheng.

Share Pledge Agreement

Hao Limo, Huamucheng and the Huamucheng Shareholders entered into a share pledge agreement, pursuant to which Huamucheng Shareholders pledged all of their equity interest in Huamucheng to Hao Limo in order to guarantee the performance of Huamucheng’s obligations under the exclusive business cooperation agreement between Hao Limo and Huamucheng. During the term of the pledge, Hao Limo is entitled to any and all dividends declared on the pledged equity interest of Huamucheng. The share pledge agreement terminates upon full payment of consulting and service fees and termination of Huamucheng’s contractual obligations under the exclusive business cooperation agreement between Hao Limo and Huamucheng.

Exclusive Option Agreement

Pursuant to an exclusive option agreement by and among Hao Limo, Huamucheng and Huamucheng Shareholders, the Huamucheng Shareholders have irrevocably granted Hao Limo an exclusive option to purchase at any time, in part or in whole, their equity interests in Huamucheng for a purchase price equal to the capital paid by Huamucheng Shareholders, pro-rated for purchases of less than all their equity interests. The exclusive option agreement has a term of ten years and can be renewed by Hao Limo at its discretion.

Powers of Attorney

Each of the Huamucheng Shareholders has entered into a power of attorney pursuant to which each of the Huamucheng Shareholders has irrevocably authorized Hao Limo to act on his or her behalf as the exclusive agent and attorney with respect to all rights of such individual as a shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under PRC law and the Articles of Association of Huamucheng, including but not limited to the sale, transfer, pledge or disposition of the equity interests of Huamucheng owned by such shareholder; and (c) designating and appointing on behalf of the shareholders the legal representative, executive director, supervisor, chief executive officer and other senior management members of Huamucheng. The power of attorney shall be irrevocable and continuously valid from the date of execution of the power of attorney, so long as the respective shareholder remains to be a shareholder of Huamucheng.

Timely Reporting Agreement

The Company and Huamucheng have entered into a timely reporting agreement pursuant to which Huamucheng agrees to make its officers and directors available to us and promptly provide all information required by us so that we can make necessary SEC and other regulatory reports in a timely fashion.

Recent Developments

January 2020 Private Placements

On January 22, 2020, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company sold an aggregate of 15,000,000 shares of Common Stock, at a per share purchase price of $0.90 (“January Offering”). The January Offering closed on March 23, 2020 when all closing conditions were met and the net proceeds to the Company from the January Offering was approximately $13,500,000.

On January 22, 2020, the Company entered into a note securities purchase agreement with certain “non-U.S. Persons” (the “Holders”) as defined in Regulation S of the Securities Act pursuant to which the Company sold unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000 (the “Notes”) accompanied by warrants (the “Warrants”) to purchase 100% shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80 (the “January Note Offering”). The Notes have a maturity date of 12 months with an interest rate of 7.5% per annum. Holders have the right to convert all or any part of the Notes into shares of Common Stock at a conversion price of $1.50 per share 30 days after its date of issuance. The January Note Offering closed on March 23, 2020 when all closing conditions were met and the net proceeds to the Company from the January Note Offering was approximately $30,000,000, which were received on April 3, 2020.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid a cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020.

Our Business

As of December 31, 2019, the Company has two business lines, the Used Luxurious Car Leasing Business and the Commodities Trading Business.

Used Luxurious Car Leasing Business

Our Inventory and Vehicle Acquisition Process

During the year ended December 31, 2019, we have 11 used luxurious cars valued at approximately US$ 2.43 million, including a white Ferrari 458, two white Land Rover (Range Rover Executive Edition), a blue Maserati Geberit dark, a blue McLaren 570GT, a red Ferrari 458 Spider, a Mercedes-Benz G63, a white Maserati Geberit, an Audi A6, a grey Lamborghini Hurricane and a silver Lamborghini Hurricane.   To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repair and maintenance history, accidents history, market scarcity, and etc. All the sellers of the 11 vehicles we own are individuals.

Pursuant to local Beijing laws, each entity in Beijing has its quotas to purchase and own vehicles, even for auto leasing businesses. Therefore, all the 11 vehicles are owned by Beijing Tianxing’s wholly-owned subsidiaries while managed by Beijing Tianxing. The purchase price of the vehicles we currently own ranges from 50% to 80% of that of the new vehicles.

By the end of December 31, 2019, and as of the date of filing this annual report on Form 10-K, the Company had 11 luxurious cars in stock, of which five were purchased in 2019.

Our Services

Renting Service

We rent our luxurious cars to both our individual and corporate customers from our stores in Beijing, Shanghai, Zhejiang and Chengdu. The rental price varies based on the rental term which ranges from one day to one month; the longer the rental term, the cheaper the price. The daily rental price is the highest, while the average weekly rental prices and average monthly rental prices are 10% to 20% and 20% to 30% cheaper, respectively, than that of the daily rental price.

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

Commodities Trading Business

Industry Overview

Bulk commodities trading refers to the trading of materials used in industrial and agricultural production that are continuously purchased in bulk, and are unable to be purchased from the retail sector. Commodities belong at the upstream stage of production processes of various industrial chains, and the supply and demand conditions of commodities can cause price fluctuations and affect the development of these industrial chains.

Commodities can be divided into four categories, metals, energy, livestock and meat, and agricultural. Metal commodities include gold, silver, platinum, and copper. Energy commodities include crude oil, heating oil, natural gas, and gasoline. Livestock and meat include lean hogs, pork bellies, live cattle, and feeder cattle. Agricultural commodities include corn, soybeans, wheat rice, cocoa, coffee, cotton, and sugar.

In recent years, although the growth rate of China’s total commodity sales has slowed down, the aggregate sales are still impressive and exceed RMB100 billion. Prior to 2013, the growth rate of commodity trading was the highest at nearly 12% per year. From 2014 to 2016, as the national economic operations stabilized, the growth rate slowed down to approximately 8%, and slowed down further to 5.3% and 4.6% in 2017 and 2018, respectively. However at the same time, China’s commodity market turnover has increased from RMB25.89 trillion in 2009 to RMB60.28 trillion yuan in 2018. Calculating the size of China’s commodity market based on its market turnover shows that it is a multi-trillion dollar industry.

Operation of Commodity Trading Business

The Company’s commodities trading operations via Huamucheng is focused on non-ferrous metal commodities such as aluminium, copper, silver, and gold. We strive to become an emerging platform in the non-ferrous metal e-commerce industry by offering all participants in the non-ferrous metal e-commerce industry a seamless, one-stop transaction experience.

In connection with the Company’s entry into the commodities trading industry, we hired Mr. Menglin Li to serve as the Client Relationship Manager in the Company’s Marketing Department. Mr. Li has more than 20 years of commodity trading industry experience and has a wide pool of customer relationship resources in the industry. He is primarily responsible for managing the Company’s interaction with current and potential customers, specifically focusing on customer retention and driving sales growth.

We have also hired Mr. Shican Huang to serve as the Product Manager in the Company’s Product Department. Mr. Huang has more than 10 years of industry experience and is mainly responsible for the forecasting and analysis of commodity prices, specifically focusing on making forecasts of commodity price trends.

Business Model

We source bulk commodity from non-ferrous metal mines or its designated distributors and sell to manufactures who need these metals in large quantities. We work with many upstream suppliers in the sourcing of commodities. Suppliers we source from include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

The Company has entered into a Warehousing Agreement with Foshan Nanchu to designate it as the Company’s warehouse. The Company’s criteria for choosing its warehouse is based primarily on the convenience of its location for transportation, which is highly conducive to the transportation of non-ferrous metal commodities, and secondarily based on its storage price.

Our inventory management procedure involves (1) an Application for Storage, (2) Storage of the Commodities, (3) an Application for Shipment, and (4) Shipment of Commodities, which are further described below.

1)	Application for Storage

○	The upstream suppliers apply for storage with the Company’s leased warehouse center upon the sale of commodities to the Company. The application requires information including the commodities’ production company, brand, specifications, weight, quantity, and storage time.

2)	Storage of the Commodities

○	Upon the arrival of the commodities at the warehouse, the warehouse checks and accepts the commodities according to the delivery instructions provided by the transportation company, ensuring that the delivery instructions, storage application, and the delivered commodities are all consistent.

○	Upon acceptance, the warehouse scans and places the commodities into sorted storage. The warehouse then issues a certificate of inspection, which includes information such as the brand name, specifications, weight, quantity, packaging information, arrival time, storage location and other information of the received commodities. The certificate of inspection is then signed and stamped by the delivery driver, the warehouse manager, and the warehouse. Four copies of the certificate of inspection are made, two of which are provided to the transportation company and the supplier.

3)	Application for Shipment

○	The downstream customers apply for shipment with the warehouse upon the purchase of Commodities from the Company. The application requires information including the production company, brand, specifications, weight, quantity, delivery time, and storage location number.

○	The downstream customers also fill in a delivery entrustment letter, including the name of the delivery company, the name of the delivery person, his or her ID number, the delivery vehicle’s license plate number, the time, quantity, and information regarding the warehouse for delivery.

4)	Shipment of Commodities

○	The warehouse prepares the commodities in advance according to the pick-up time and the Application for Shipment.

○	Upon arrival of the pick-up driver at the warehouse, the Company reviews the identity of the pick-up driver according to the delivery entrustment letter.

○	Upon completing the loading of the commodities for shipment, the warehouse issues a certificate of sale, which includes information such as the brand name, specifications, weight, quantity, delivery time, and storage location number. The pick-up driver, warehouse manager, and the warehouse signs and stamps the certificate of sale. Four copies of the certificate of sale are made, two of which are provided to the transportation company and the customer.

We use a prepaid unified purchase and distribution model (“Prepaid Model”) in our business, which is further detailed below.

Under the Prepaid Model, we make advance prepayments between 1 – 3 months in advance when purchasing from the Company’s upstream suppliers. The process involves first obtaining purchase orders from one or more downstream purchasers and entering into sales agreements with such purchasers. After the Company receives the down payment from the downstream purchasers, it aggregates the total amount of commodities required to fulfill the orders and enters into purchase agreements with upstream suppliers to fulfill its purchase orders. Once the upstream suppliers have received the prepayment from the Company, they produce and deliver the commodities to the Company’s designated warehouse on the purchase agreement. Upon receipt of the commodities in the designated warehouse, the Company is notified by the warehouse and obtains the full payment from the downstream purchasers. After the Company pays its remaining balance to the upstream suppliers, it issues delivery instructions to the designated warehouse on the sales agreement and has the commodities delivered to the downstream purchasers.

Through the Prepaid Model, which is further illustrated below, the Company maintains a stable distribution volume and thereby generates profit margins via purchase discounts from upstream suppliers and mark-up pricing to downstream customers.

Warehousing Arrangement

Huamucheng has certain warehousing agreement with Foshan Nanchu Storage Management Co., Ltd. (“Foshan Nanchu”) pursuant to which Huamucheng designated Foshan Nanchu as its warehouse for the storage of its commodities.

Suppliers

We source the non-ferrous metal from various sources including but not limited to smelters, non-ferrous metal wholesalers and metal traders. Currently, we have purchased approximately 55 tons of aluminum ingots at a price of $1,818 per ton from a supply chain management company based in Shenzhen.

Customers

We sell to various business in need of large quantity of non-ferrous metal including home appliance manufacturing enterprises, cable manufacturing enterprises and wire manufacturing enterprises.   Currently, we have sold 55 tons of aluminum ingots at a price of $1,823 per ton to an import and export trade enterprise located in Shenzhen, engaged in the trading of non-ferrous metals, coal, natural gas, crude oil, building materials and other bulk commodities.

Supply Chain Management Services

Distribution Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 1.5% of the distribution order, depending on the size of the order. In December 2019, the Company generated revenue of $238,963 from its distribution services.

Loan Recommendation and Referral Services

We offer to our downstream customers who require additional funding for the purchase of precious metals recommendations and referrals to third-party licensed financial institutions and small credit providers while assuming no credit risks ourselves. When our recommendation and referrals are accepted and our downstream customers proceed with the loan, we charge our downstream customers between 2% to 5% of the loan principal as our referral fee. In December 2019, the Company generated revenue of $323,623 from its loan recommendation services.

Marketing

Currently we market both our luxurious car leasing services and commodities trading services through our own sales personnel and online promotion. We have registered WeChat and Weibo public accounts as well as an account on Tongdao.com to promote our services. We started to introduce our services via major search engines such as Zhida and Baidu. We are actively engaged on social media platforms such as Baidu Tieba, Tik Tok, Weibo, WeChat, and Zhihu. We plan to launch wider and deeper social media marketing in the near future as well as participate in more industry-related forums to increase the market exposure of our businesses and thereby increasing our popularity and establishing brand loyalty.

Seasonality

Used Luxurious Car Leasing Business

Our car rental business is subject to seasonal variations in customer demand patterns, with the spring and summer vacation periods representing our peak seasons.

Business Strategy

Used Luxurious Car Leasing Business

Our current business strategy is to maintain our stock and variety of luxurious cars and maintaining our operations in Beijing and Shanghai. As of the date of this report, the Company has consolidated the operations in the above mentioned cities. We are also actively seeking additional auto rental businesses to cooperate in adding to our growing vehicle pool so as to more efficiently and effectively serve our customers’ needs.

Commodities Trading Business

Our current business strategy is to expand the varieties of commodities that we trade in, including ore, crude oil and coal in addition to our current focus on non-ferrous metals. In 2020, the Company plans on further expanding the commodities trading business into Southeast Asia while continuing to maintain and grow its current domestic customers. We also plan on further expanding our trade market consultations and supply chain financing services for our bulk trading customers.

Competition

Used Luxurious Car Leasing Business

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

Commodities Trading Business

The Company competes against other large domestic commodity trade service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metals commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities. In addition, we also believe that that our customers will choose among service providers on the basis of industry and service leadership.

Competitive Strengths

Used Luxurious Car Leasing Business

●	Our ability to acquire customers through advertising on the promotion channels of major search engines and social media, such as Baidu, 58, Wechat, and Weibo, using search engine optimization and search engine marketing to analyze the effectiveness and efficiency of different promotion channels.

●	We have strong risk control measures. By setting up a series of security measures, we can ensure the safety of our vehicles to mitigate risk factors in the purchasing, maintenance, leasing and other aspects of the luxurious vehicle leasing business.

●	We can guarantee the privacy and security of our customers’ information. The information has been encrypted, with only authorized employees being able to gain access to it and only for a set authorized period of time.

●	Our rental price system is transparent and stable. Although the rental prices of our vehicles will fluctuate during its peak and off-peak season, we control it within a reasonable range and also provide discounts to customers who lease for a long period (one week to one month) as well as return customers.

●	Our customer service are highly qualified and the service system is constantly being upgraded. We have a professional pre-sale consulting customer service, a post-sale car delivery service and a complete customer evaluation mechanism. We have established a database of customer car rental information, which records the type, price and users’ experience of each car leasing, which helps our sales team to recommend cost-effective vehicles based on our customers’ preferences.

Commodities Trading Business

●	Our newly hired management team has accumulated substantial industry expertise through decades of experience in the commodities trading industry.

●	Our ability to acquire customers through advertising on the promotion channels of major search engines and social media, such as Baidu, 58, Wechat, and Weibo, using search engine optimization and search engine marketing to analyze the effectiveness and efficiency of different promotion channels. We also promote our services on the Tongdao E-commerce Network, a leading e-commerce platform for non-ferrous metals bulk commodities, which provides services including non-ferrous metal price quotes, spot trading and bulk purchasing.

●	We have strong risk control measures. Through the establishment of a series of safeguard measures, we can ensure the safety of our commodities trading, reducing risk factors such as cargo damage, customer default, logistics distribution and supply chain services in the process of commodity trading.

●	Our customers’ privacy and security are guaranteed. This information is encrypted and can only be accessed by authorized employees for predetermined periods of time.

●	Our commodity price system is transparent. Although commodity prices fluctuate every day, we are able to timely inform our customers of accurate prices to guide their transactions.

●	Our customer service quality is very high and we are constantly upgrading our customer service system. We have a professional commodities consulting service, supply chain service and a comprehensive customer satisfaction evaluation mechanism.

Intellectual Property

Used Luxurious Car Leasing Business

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality and invention assignment with our employees and others to protect our proprietary rights. We currently have 4 trademarks pending in the application process from the Trademark Office under the State Administration for Industry and Commerce of PRC. The copyright of our service platform “蝙蝠超跑豪车租赁软件” (Bat Luxurious Car Rental Software) was issued on September 17, 2019 and the registration number is 2019SR0962423. Our WeChat applet “蝙蝠超跑” (Bat Luxurious Car) launched on November 27, 2019.

The following table sets forth a brief description of the Company’s issued Chinese trademarks, including their respective trademark numbers, issue date, expiration date and title:

Trademark Number	Issue Date	Expiration Date*	Trademark Title
31337945	October 6, 2019	October 6, 2029	蝙蝠超跑（运输储藏） Bian Fu Chao Pao (Transportation & Storage)
31341306	June 13, 2019	June 13, 2029	蝙蝠超跑（金融物管） Bian Fu Chao Pao (Financial Property Management)
31345252	October 6, 2019	October 6, 2029	蝙蝠出行（运输储藏） Bian Fu Chu Xing (Transportation & Storage)
31354390	June 13, 2019	June 13, 2029	蝙蝠出行（金融物管） Bian Fu Chu Xing (Financial Property Management)

*	Trademark expiration dates are routinely subject to dispute in trademark infringement actions. No assurance can be given that third parties infringing our trademark will not dispute the expiration dates of our trademarks or that we will be successful in defending against such disputes.

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

In addition, although there were no litigations initiated against us in 2019 by third parties alleging infringement of their proprietary rights or declaring non-infringement of our intellectual property rights, we cannot guarantee that such litigation will not be initiated in the future. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Employees

As of the date of this report, we have 14 employees for our used luxurious car leasing business and 12 employees for our commodities trading business, all of whom are full time. We have employment contracts with all of our employees in China and in U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Summaries of Certain Applicable Key PRC Laws

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

The Administrative Rules on Urban Taxis promulgated by the Ministry of Construction and the MPS, which became effective in 1998, regulates the planning, operations, administration and services related to urban taxis, which was abolished in March 2016. MOT promulgated the Parade Taxi Management Service Regulations in August 2016, which was implemented on November 1, 2016. According to such regulations, “Taxi” is an integral part of the city’s comprehensive transportation system and supplement of urban public transportation and providing personalized transportation services to the public”. “Taxi provider” should choose a reasonable route according to the destination specified by the passenger and use metering equipment as required to protect passenger’s rights.

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

Regulations on penalties for violation of traffic laws and regulations

According to Road Traffic Safety Law, penalties for violations of the law on road traffic safety include: disciplinary warning, fine, temporary suspension or revocation of motor vehicle driver’s license and detention. The traffic administration department of the public security authority may, on the basis of the technical traffic monitoring records, impose a penalty on the owner or manager of the motor vehicle involved in violation of law. If the driver can be identified, it may impose a penalty on the driver. On December 29, 2016, the city government of Shanghai also revised its local regulations on road traffic administration, which took effect on March 25, 2017, to enhance the road traffic management in the area of Shanghai including, among other things, imposing various penalties on activities of violations of traffic rules and it also clarified that it is prohibited that using other person’s driver’s license to deduct points, deducting points for other person and introducing the aforementioned behaviors. on November 1,2018, Beijing Municipal People’s Congress Standing Committee adopted the “Beijing Municipality Implementation of the Road Traffic Safety Law of the People’s Republic of China” (2018 Amendment), which was implemented on September 28, 2018, to enhance the road traffic management in the area of Beijing including, among other things, imposing various penalties on activities of violations of traffic rules and forbid any drive without prior registration with relevant competent authorities.

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

Summaries of Certain Key PRC Laws

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

Our PRC subsidiaries have registered one branch in Shanghai and have obtained a business licenses for it as of the date of this report.

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

Regulation on PRC business tax and VAT

Prior to January 1, 2012, pursuant to the Provisional Regulation of China on Business Tax and its Implementing Rules, an entity or individual rendering services in China was generally subject to a business tax at the rate of 5% on revenues generated from the provision of such services. Since January 1, 2012, the MOF and the SAT have started to implement the VAT Pilot Program, which imposes VAT in lieu of business tax for certain industries in Shanghai. Since August 1, 2012, the VAT Pilot Program has been expanded to and implemented in other regions, including Beijing, Tianjin, Jiangsu, Zhejiang, Anhui, Fujian, Hubei, Guangdong. On May 24, 2013, the MOF and the SAT jointly issued Notice 37, which expanded the VAT Pilot Program nationwide starting on August 1, 2013. On December 12, 2013, the MOF and the SAT jointly issued Notice 106, effective on January 1, 2014, which replaced Notice 37 and improved some tax policies in the VAT Pilot Program. From May 1, 2016, the VAT were expanded to all business tax taxpayers and until November 19, 2017, the State Council promulgated Decision of the State Council on Abolishing the Provisional Regulations on Business Tax of the People’s Republic of China and Amending the Provisional Regulations on Value-Added Tax of the People’s Republic of China. As a result of the VAT, an entity or individual rendering services in China is subject to VAT at the rate of 17%, 11% or 6%, as applicable. We are small-scale taxpayer and shall apply to a VAT rate of 3% unless otherwise specified by the State Council.

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

Risk Factors Related to the Used Luxurious Car Leasing Business

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

We believe our luxurious car leasing business has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including Mr. Jin Ding, our Chief Product Officer, could have a materially adverse effect on our ability to execute our luxurious car leasing business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. In the event these key personnel terminate their employment relationship with us, their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

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

Risk Factors Related to the Commodities Trading Business

There is no assurance that we will be able to manage the luxurious car leasing and commodities trading business effectively.

Integrating the commodities trading business is a significant challenge and there is no assurance that we will be able to manage the integration successfully. If we are unable to efficiently integrate these businesses, the attention of our management could be diverted from our existing operations and the ability of the management teams at these business units to meet operational and financial expectations could be adversely impacted, which could impair our ability to execute our business plans. Failure to successfully integrate the new commodities trading business or to realize the expected benefits of entry into the business may have an adverse impact on our results of operations and financial condition.

Investment in our new line of business could disrupt the Company’s ongoing business and present risks not originally contemplated.

We have deployed a significant amount of proceeds from our financings in our new commodities business line, Huamucheng. New ventures are inherently risky and may not be successful. In evaluating such endeavors, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, these investments involve certain other risks and uncertainties, including the risks involved with entering new competitive categories or regions, the difficulty in integrating the new business, the challenges in achieving strategic objectives and other benefits expected from our investment, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities and the performance of underlying products, capabilities or technologies.

We may not be able to ensure the successful implementation of our strategy to diversify our businesses.

We are expanding our business from the luxurious car leasing business and have entered into the commodities trading business. Such initiatives involve various risks including but not limited to the investment costs in establishing a distribution network within the PRC, leasing warehouses, offices and other working capital requirements. There is no assurance that such future plans can be successfully implemented as the successful execution of such future plans will depend on several factors, some of which are not within our control, such as retaining and recruiting qualified and skilled staff, and the continued demand for our products by our customers. Failure to implement any part of our future plans or executing such plan costs effectively, may lead to a material adverse change in our operating environment or affect our ability to respond to market or industry changes, which may, in turn, adversely affect our business and financial results.

We expect that we will require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances. If such capital is not available to us, or is not available on favorable terms, our business, operating results and financial condition may be harmed.

We expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances, including to increase our marketing expenditures in order to improve our brand awareness, build our non-ferrous metal inventory, develop new customers, enhance our operating infrastructure and acquire complementary technologies. Accordingly, we may need to engage in equity, debt or other types of financings to secure additional funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Our success depends substantially upon the continued retention of our senior management.

Our future success is substantially dependent on the continued service of certain members of our senior management, including Ms. Renmei Ouyang, our Chairwoman and Chief Executive Officer, and Qun Xie, our Chief Strategy Officer. These officers play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand and culture. The loss of the services of any of these executives without qualified replacement could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our ordinary shares to decline.

Our business depends on adequate supply and availability of nonferrous metal commodities.

Our planned business requires nonferrous metal commodities that are sourced from third-party suppliers. We are affected by industry supply conditions, which generally involve risks beyond our control, including costs of these materials, transportation costs and market demand. As a result, we may not be able to obtain an adequate supply of quality nonferrous metal commodities in a timely or cost-effective manner, which would have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial portion of our revenue and profits from our supply chain management services from a small number of clients, and adverse industry trends or the loss of one or more of any of those clients could significantly damage our business.

We derive a substantial portion of our revenue from our supply chain management services to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If these trends do not continue or decline, demand for our supply chain management services will decline, and our financial results could suffer.

In addition, the loss of a significant amount of business or program with any key client could cause our revenue and or profits to decline and our financial results could suffer.

The supply chain management services segment of our business is expected to continue to derive the vast majority of its net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. There can be no assurance that our revenue and or profits from key clients will not decline in future periods.

A decline in our key business sectors or a reduction in consumer demand generally could have a material adverse effect on our business.

A large portion of our supply chain management services revenue comes from clients in the energy, material and industrial sectors, which is intensely competitive, very volatile, and subject to rapid changes and fluctuations in the overall economic conditions. Declines in the overall performance of the energy, material and industrial sectors have in the past and could in the future, adversely affect the demand for our supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form and changes in marketing channels, could lessen the demand for certain of our services we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased demand for our clients’ products, we may experience a reduction in volumes of client products that we handle which could have a material adverse effect on our supply chain management services business, financial position and operating results.

Our loan recommendation service and its evolving regulatory framework makes it difficult to evaluate our future prospects.

As part of our commodities trading business, we also offer loan recommendation services whereby we offer our customers loan recommendation and referral services to third-party financial institutions and assume no credit risk. However, the consumer finance market in the PRC is new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. If our loan recommendation business practices or the business practices of the third-party financial institutions are deemed to violate any PRC laws or regulations, our loan recommendation services and its results of operations and prospects would be materially and adversely affected.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition. The timing and magnitude of the cycles in the business in which we operate are difficult to predict. Purchase prices for the raw materials we purchase, and selling prices for our products are volatile and beyond our control. While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors. A significant reduction in selling prices for our products may have a material adverse effect on our business, financial condition and results of operations, and adversely impact our ability to recover purchase costs from end customers. A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value. Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels. The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally.

We expect that we will require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances. If such capital is not available to us, or is not available on favorable terms, our business, operating results and financial condition may be harmed.

We expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances, including to increase our marketing expenditures in order to improve our brand awareness, develop new products or services or further improve existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or other types of financings to secure additional funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Risk Factors Related to Our General Operations

The current geographic concentration where we provide services creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We currently conduct our luxurious car leasing business through our rental centers located in Beijing, Shanghai, Zhejiang and Chengdu. We currently hold all our vehicle inventory at our rental centers in Beijing, Shanghai, Zhejiang and Chengdu.   While we have insurance to cover certain losses on those vehicles, events such as theft, fire, flood, or hail could adversely impact our business.

We currently conduct our commodities trading business in Shenzhen. We currently hold all our commodities inventory at our warehouse in Foshan. While we have insurance to cover certain losses on those commodities, events such as theft, fire, flood, or hail could adversely impact our business.

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

Our business model is based on our ability to provide customers with a transparent and simplified solution to luxurious car leasing and commodities trading that we believe will save them time and money. If we fail to build and maintain a positive reputation, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business and results of operations. Even the perception of a decrease in the quality of our brand could negatively impact results.

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

In the event we are not able to get refund from Harrison Fund, we will suffer significant losses.

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund, for investment return. On April 6, 2020, we filed a law suit against Harrison Fund in California seeking the full refund of the $1,000,000 investment because we identified problematic information in Harrison Fund’s brochure. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal costs, remains uncertain. Therefore we recorded a full investment impairment loss of $1,000,000, which was reflected in the consolidated statements of operation and comprehensive income (loss). We may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, it could have a material adverse effect on our results of operations and cash flows.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. We have implemented these policies through our Code of Conduct. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. While we make every effort to comply with FCPA and our company Code of Conduct, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that will likely have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Corporate Structure

We conduct our pre-owned vehicle leasing business through Beijing Tianxing and our commodities trading business through Huamucheng by means of contractual arrangements. If the PRC courts or administrative authorities determines that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Hao Limo, Beijing Tianxing and Huamucheng. Although we believe the structure for operating our business in China (including our corporate structure and contractual arrangements with Beijing Tianxing and its shareholders and Huamucheng and its shareholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If Hao Limo, Beijing Tianxing or Huamucheng or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or if Hao Limo, Beijing Tianxing or Huamucheng fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Hao Limo, Beijing Tianxing or Huamucheng;

●	discontinuing or restricting the operations of Hao Limo, Beijing Tianxing or Huamucheng;

●	imposing conditions or requirements with which we, Hao Limo, Beijing Tianxing or Huamucheng may not be able to comply;

●	requiring us, Hao Limo or Beijing Tianxing to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our financings to finance our business and operations in China; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Beijing Tianxing or Huamucheng are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Beijing Tianxing or Huamucheng, revoking the business licenses or operating licenses of Beijing Tianxing or Huamucheng, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from overseas financings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Beijing Tianxing and Huamucheng may not be effective in providing control over Beijing Tianxing and Huamucheng.

All of our current revenue and net income is derived from Beijing Tianxing and Huamucheng. According to our inquiries with Beijing and Shenzhen provincial authorities, provincial direct foreign controlling equity ownership in for-profit companies engaged in vehicle rental services in Beijing and Shenzhen has never been approved and such position may not change in the foreseeable future  . Therefore, we currently do not intend to have an equity ownership interest in Beijing Tianxing and Huamucheng but rely on contractual arrangements with Beijing Tianxing and Huamucheng to control and operate their businesses. However, these contractual arrangements may not be effective in providing us with the necessary control over Beijing Tianxing and Huamucheng and their operations. Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Beijing Tianxing and Huamucheng, which will result in a significant loss in the value of an investment in our company. Because of the practical restrictions on direct foreign equity ownership imposed by the Beijing and Shenzhen provincial government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of Beijing Tianxing and Huamucheng, which exposes us to the risk of potential breach of contract by the shareholders of Beijing Tianxing and Huamucheng. In addition, as Beijing Tianxing and Huamucheng are jointly owned by their respective shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

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

Our agreements with Beijing Tianxing and Huamucheng are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

As all of our contractual arrangements with Beijing Tianxing and Huamucheng are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Beijing Tianxing and Huamucheng, and our ability to conduct our business may be materially and adversely affected.

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

If Beijing Tianxing or Huamucheng fails to maintain the requisite registered capital, licenses and approvals required under PRC law, our business, financial condition and results of operations may be materially and adversely affected.

Foreign investment is highly regulated by the PRC government and the foreign investment in the vehicle rental industry is restricted by local authorities. Numerous regulatory authorities of the central PRC government, provincial and local authorities are empowered to issue and implement regulations governing various aspects of the vehicle rental industry. Foreign investment in the financial leasing industry is also subject to foreign investment regulations. Each of Beijing Tianxing and Huamucheng are required to obtain and maintain certain assets relevant to its business as well as applicable licenses or approvals from different regulatory authorities in order to provide their current services. These registered capital and licenses are essential to the operation of our business and are generally subject to annual review by the relevant governmental authorities. Furthermore, Beijing Tianxing and Huamucheng may be required to obtain additional licenses. If we fail to obtain or maintain any of the required registered capital, licenses or approvals, our continued business operations in the vehicle rental industries may subject us to various penalties, such as confiscation of illegal net revenue, fines and the discontinuation or restriction of our operations. Any such disruption in the business operations of Beijing Tianxing and Huamucheng will materially and adversely affect our business, financial condition and results of operations.

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

The Company has outstanding warrants having a “cashless exercise” feature and may cause dilution to existing stockholders.

As part of its Registered Direct Offerings in 2019, the Company issued warrants to purchase an aggregate of 2,760,000 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of exercising the warrants on a cashless basis if there is no effective registration statement covering the common stock issuable upon exercise of these warrants. If the warrant shares are issued in such a cashless exercise, the warrant shares will take on the characteristics of the warrants being exercised, and the holding period of the warrant shares being issued may be tacked on to the holding period of the warrants in accordance with Section 3(a)(9).

The Company would not receive any proceeds from the exercise of warrants issued to the holder in such a cashless exercise, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

Although we have cured the bid price deficiency, there can be no assurance that the Company will be able to continue to meet the applicable Nasdaq listing requirements. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. To this end, we are evaluating alternative working arrangements, including requiring all employees to work remotely, and we have suspended all non-essential travel for our employees and limiting in-person work-related meetings.

In addition, with the extended Chinese business shutdowns that resulted from the outbreak of COVID-19, we may experience delays or the inability to service our customers on a timely basis in both our luxurious car leasing business and our commodities trading business. The disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of our luxury car rental facilities, interruptions in the supply of commodities, personnel absences, and restrictions on the luxury car rental services or delivery and storage of commodities, any of which could have adverse ripple effects on our luxurious car leasing business and our commodities trading business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our ability to provide our products and services to our customers could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our products and services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the localities in which we or our suppliers and customers operate within China.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. While it is too early to tell whether COVID-19 will have a material effect on our business over time, we continue to monitor the situation as it unfolds. The extent to which COVID-19 affects our results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our principal executive offices are located at Room 104, No. 33 Section D, No. 6 Middle Xierqi Road, Haidian District, Beijing, China, where we leased approximately 401.91 square feet of office space pursuant to a lease agreement, which lasts from September 18, 2018 to September 17, 2020 with an annual rent in the amount of RMB 105,000 (approximately US$15,870) for the year of 2018, RMB425,250 (approximately US$61,552) for the year of 2019, and RMB330,750 (approximately US$47,467) for the year of 2020.

In addition, we also lease an office at 3302, Zhongzhou Building, Jintian Road, Futian District, Shenzhen, China, where we leased approximately 635.25 square feet of office space pursuant to a lease agreement, which lasts from January 1, 2020 to June 30, 2021 with a total rent in the amount of RMB2,995,680 (approximately US$429,920) for the year of 2020 and 2021.

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand”) with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement. The AAA has forwarded the Company’s Arbitration Demand to Sorghum, and Sorghum’s response to the Arbitration Demand was due on or before February 14, 2018. Sorghum has not provided a written response to the Company’s Arbitration Demand. In accordance with the Commercial Arbitration Rules of the AAA (“Rules”), Sorghum’s failure to respond is deemed as a general denial of the Company’s claims. On April 10, 2018, the AAA initially appointed Barbara Mentz, Esq. (“Arbitrator Mentz”) as arbitrator in accordance with the arbitration clause contained in the Exchange Agreement. On March 28, 2018, the AAA conducted an initial telephonic conference with Arbitrator Barbara Mentz, but neither Sorghum nor its counsel appeared for the call. On March 28, 2018, after the Company’s counsel appeared for the initial telephonic conference, Sorghum and its counsel contacted the AAA claiming that it was not in receipt of the AAA’s correspondence although the AAA forwarded its correspondence to Sorghum’s Chief Executive Officer’s active email. In response, the AAA scheduled another telephonic conference for April 9, 2018. All parties appeared at the April 9, 2018 conference, and approved Arbitrator Mentz’s appointment. On April 11, 2018, pursuant to the Rules, Sorghum filed its answer and counterclaim. The Company filed a written denial to Sorghum’s counterclaim on April 26, 2018. On May 2, 2018, the parties jointly requested an extension of time to file their respective proposals for resolution with the AAA, and Arbitrator Mentz granted the extension. On May 17, 2018, Sorghum requested another extension and Arbitrator Mentz granted the extension. In accordance with Arbitrator Mentz’s Order, the parties’ proposals was due May 31, 2018. On May 30, 2018, due to a delay in receiving additional evidence from a relevant third party, the Company requested an extension of time to file its proposal for resolution, which Arbitrator Mentz granted extending the deadline to June 7, 2018. To provide additional time to allow certain relevant documents to be translated due to the unavailability of the parties’ mutually accepted translator, the Company requested a final extension of time to June 14, 2018, to submit the parties’ proposal for resolution. Arbitrator Mentz granted the Company’s request. On June 14, 2018, the Company submitted its proposal for resolution to the AAA. On July 30, 2018, Arbitrator Mentz entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal was scheduled to be mediated on November 20, 2019.

On November 15, 2019, the Company withdrew its appeal filed June 5, 2019, upon the stipulation of the parties and the arbitration award is deemed to be vacated.

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

f)  2020 Court Matter with Harrison Fund

On April 6, 2020, the Company filed a law suit against Harrison Fund, LLC (“Harrison Fund”) in the United States District Court for the Northern District of California (the “District Court”) (Case No. 3:20-cv-2307). The Company had invested $1,000,000 in Harrison Fund around May 2019. Thereafter, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented on Harrison Fund’s brochure appeared to be problematic. The Company demanded a return of its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed the complaint against Harrison Fund seeking to recover the $1,000,000 investment.

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

Holders

We had 262 holders of record of our common stock as of the date of this Annual Report.

Dividends

We did not declare or pay any dividend in 2019 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of December 31, 2019, the Company had two business lines, used luxurious car leasing business and commodities trading business.

Used luxurious car leasing business

Currently the Company has eleven used luxurious cars with net book value of approximately US$ 2.43 million. In addition, the Company also leased used luxurious cars from peer companies and individuals to provide more varieties of luxurious cars to our customers. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety feature, mileage, repairing and maintenance history, accidents history, market scarcity, and etc. For the years ended December 31, 2019 and 2018, the Company earned income from operating lease of $1,830,148 and $488,062, respectively.

We rent our luxurious cars to our customers from our offices in Beijing, Shanghai, Zhejiang and Chengdu. We market our cars to targeted potential customers via phone calls or messages. The rental price varies based on the rental term which ranges from one day to one months. The longer the rental term, the cheaper the price. The daily rental price is the highest, while the average weekly rental price and average monthly rental price are 10% to 20% and 20% to 30% cheaper than that of daily rental price.

We conduct comprehensive credit check against customers who place orders. We work with credit rating platform such as JD Wanxiang and TYi Onine to evaluate the customer’s credit. We may reject the order for any reason including unacceptable credit rating. Once an order is accepted, we will require deposit ranging from US$7,500 and US$15,000 based on the vehicle being ordered and the customer’s credit score. The deposit covers vehicle deposit and traffic violation deposit. Customer can confirm the time and place for vehicle delivery and rental term via SNS messages, phone calls or face-to-face communication with our sales personnel. After then, our sales personnel will deliver the vehicle to the customers to theirdesignated destination. The customer, before signing the car rental agreement, will inspect the vehicle in person and pay the lease fee along with the deposit in credit card, Wechat Pay or Alipay. The customer is responsible for the gas, the toll fee, fees incurred to return the car, and any other expenses related to the use of the vehicle during the rental term.

We install five GPS on each vehicle to track the location of the vehicle. Once the rental period is over, the vehicle should be returned to our designated place. In the event the vehicle is returned with no damage other than normal wear and tear, we will process the refund of the vehicle deposit on the next business day. The traffic deposit will be refunded after we confirm there is no traffic violation record associated with the vehicle from the local police (approximately a month after the return).

Competition

We compete with car rental companies, many of which are more established and have more resources than us. Currently we compete primarily with Benson, V-FLY Travel and Wagons.

Commodities trading business

In order to diversify the Company’s business and generate additional revenue, on November 22, 2019, the Company’s indirectly wholly-owned subsidiary, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), entered into a series of contractual agreements (the “Huamucheng VIE Agreements”) with Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) and certain shareholders of Huamucheng (“Huamucheng Shareholders”), who collectively hold 100% of Huamucheng. The Huamucheng VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent, in all material respects, to those it would possess as the sole equity holder of Huamucheng, including absolute control rights and the rights to the management, operations, assets, property and revenue of Huamucheng. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Huamucheng’s management. Through Huamucheng VIE structure, the Company is able to consolidate operations of Huamucheng effective November 22, 2019 and now operates a separate commodity trading business.

The commodity trading business primarily involves purchasing non-ferrous metal product, such as aluminium ingots, copper, silver, and gold, from upstream metal and mineral suppliers and then selling to downstream customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

In December 2019, the Company recorded revenue of $100,427 from commodities trading business and $562,586 from supply chain management services (including loan recommendation service fee of $323,623 and distribution service fee of $238,963), respectively, from Huamucheng’s operations.

Through Huamucheng’s business, the Company sources bulk commodity products from non-ferrous metal and mines or its designated distributors and then sells to manufactures who need these metals in large quantity. The Company works with upstream suppliers in the sourcing of commodities. Major suppliers include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

Competition

The Company mainly competes against other large domestic commodity metal product trading service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metals commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities.

Applicable Government Regulations

Huamucheng has obtained all material approvals, permits, licenses and certificates required for our metal product trading operations, including registrations from the local business and administrative department authorizing the purchase of raw materials.

Key Factors Affecting Our Results of Operation

The car rental and car service industry in China is competitive and fragmented. The commodities trading industry is also experiencing a decreasing demand as a result of China’s overall economic slowdown. We expect competition in both China’s car leasing industry and commodities trading business to persist and intensify.

We have a limited operating history having just launched the car leasing business in May 2018 and started our commodities trading business in late November 2019. We believe our future success depends on our ability to significantly increase sales as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to integrate commodities trading business with car leasing business;

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in both of the luxurious car leasing and car service industry and commodities trading industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences; and

●	recruitment, training and retaining of qualified managerial and other personnel.

Our business requires a significant amount of capital in large part due to needing to continuously grow our fleet, to purchase bulk volume of commodities, and expand our business in existing markets and to additional markets where we currently do not have operations.

Results of Operations

Years Ended December 31, 2019 as Compared to Years Ended December 31, 2018

	For the Years Ended December 31,		Change
	2019	2018	Amount	%
Revenues
Revenue from sales of metal products	$100,427	$-	$100,427	100%
Revenue from supply chain management services (including loan recommendation service fee of $323,623 and distribution service fee of $238,963)	562,586	-	562,586	100%
Income from operating leases	1,830,148	488,062	1,342,086	275%
Total Revenue	2,493,161	488,062	2,005,099	411%

Operating costs
Cost of revenue – metal product sales- related party	(100,180)	-	(100,180)	100%
Cost of revenue - supply chain management services- related party	(489,231)	-	(489,231)	100%
Cost of operating lease	(1,544,120)	(71,252)	(1,472,868)	2,067%
Total operating costs	(2,133,531)	(71,252)	(2,062,279)	2,894%

Gross profit	359,630	416,810	(57,180)	-14%

Operating expenses
Selling, general, and administrative expenses	(3,828,412)	(2,469,964)	(1,358,448)	55%
Changes in fair value of noncurrent liabilities	-	(166,540)	166,540	-100%
Impairment on operating lease assets	(148,143)	(184,645)	36,502	-20%
Total operating cost and expenses	(3,976,555)	(2,821,149)	(1,155,406)	41%

Other expenses, net
Interest expenses, net	(657)	(20,157)	19,500	-97%
Impairment of investment securities	(200,000)	-	(200,000)	-100%
Equity investment loss	(11,342)	-	(11,342)	-100%
Impairment on investment in financial products	(1,000,000)	-	(1,000,000)	-100%
Impairment on investment in equity investees	(2,098,737)	-	(2,098,737)	-100%
Total other expenses, net	(3,310,736)	(20,157)	(3,290,579)	16,325%

Net loss from continuing operations before income taxes	(6,927,661)	(2,424,496)	(4,503,165)	186%

Income tax (expenses) benefits	(14,861)	104,024	(118,885)	-114%
Net loss from continuing operations	(6,942,522)	(2,320,472)	(4,622,050)	199%

Net income from discontinued operations	-	9,967,629	(9,967,629)	-100%

Net (loss) income	$(6,942,522)	$7,647,157	$(14,589,679)	$-191%

Revenue

We generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from management services of supply chain, and (3) income from operating lease. Both revenue from sales of commodity and revenue from supply chain management consulting services are newly incorporated into our operations as a result of our recent addition of Huamucheng through VIE contractual agreements. Total revenue increased by $2,005,099 or 411%, from $488,062 for the year ended December 31, 2018 to $2,493,161 for the year ended December 31, 2019, among which revenue from commodity trading, supply chain management and car leasing accounted for 4%, 22.6% and 73.4% of our total revenue for fiscal year 2019. In fiscal 2018, 100% of our revenue was generated from car leasing business.

(1)	Revenue from sales of commodity products

In December 2019, the Company sold non-ferrous metal to one customer at fixed prices, and earned revenues when the product ownership was transferred to its customer. The Company earned revenues of $100,427 from sales of commodity products of approximately 55 tons of aluminum ingots. There was no such revenue in fiscal year 2018.

(2)	Revenue from management services of supply chain

In connection with the Company’s metal products sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their, metal products, in December 2019, the Company launched its supply chain management service business.

Loan recommendation service fees

The Company recommends customers who have financing need for metal product trading to various financial institutions and assist these customers to obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. The Company earned $323,623 from loan recommendation services from facilitation of loan volume of approximately $13.72 million (RMB 94.8 million) with two customers.

Distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the year ended December 31, 2019, the Company earned distribution commission fees of $238,963 from facilitating such sales transactions.

(3)	Income from operating lease

The Company commenced its business of lease services of used luxurious cars in May 2018. From the inception of business through December 31, 2019, the Company purchased fifteen used luxurious cars for the purpose of operating lease and disposed four of the used luxurious cars afterwards. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

Currently the Company generates operating lease income from used luxurious cars which is either owned by the Company or leased from third party vendors. The Company generated operating lease income of $1,830,148 for the year ended December 31, 2019, as compared with operating lease income of $488,062 for the year ended December 31, 2018.

	For the Years Ended December 31,		Change
	2019	2018	Amount	%
Income from operating leases
Income from lease of self-owned cars	$697,300	$345,490	$351,811	102%
Income from lease of cars owned by individuals	303,290	27,212	276,078	1,015%
Income from lease of cars owned by peer companies	829,558	115,360	714,197	619%
	$1,830,148	$488,062	1,342,086	275%

We increased our investment in our self-owned cars, and the number of our self-owned used luxurious cars from 6 as of December 31, 2018 to 11 as of December 31, 2019. Our income from lease of self-owned cars increased by $351,811, or 102% from $345,490 for the year ended December 31, 2018 to $697,300 for the year ended December 31, 2019.

In November and December 2018, we started trial operations to sub-lease cars owned by individuals and peer companies, because we planned to utilize more varieties of cars to expand our car leasing business to meet customer demand and to more extended geographic areas such as Shanghai and Chengdu in 2019. We officially launched the sub-lease of luxurious car business through leasing cars from both peer companies and individuals. As a result, our income from lease cars owned by individuals increased by $276,078, or 1,015% from $27,212 for the year ended December 31, 2018 to $697,300 for the same period ended December 31, 2019, and our income from lease cars owned by peer companies increased by $714,197, or 619% from $115,360 for the year ended December 31, 2018 to $829,558 for the year ended December 31, 2019.

Our expansion strategy attracted increased number of customers. For the years ended December 31, 2019 and 2018, the Company entered into car leasing contracts of 1,067 and 185 with customers, respectively, an increase of 477% for the number of leasing contracts we serviced on a year-over-year comparison. As more customers utilized our car lease services, we generated significantly more income from our operating lease business in fiscal year 2019.

Operating costs

Our operating costs primarily include cost of revenues associated with commodity product sales, cost of revenues associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $2,062,279 or 2,894% from $71,252 in 2018 to $2,133,531 in 2019, primarily due to an increase of $1,472,868 in operating lease expenses which was in line with increase of income from operating lease when number of customers for our car lease increased from 185 contracts in 2018 to 1,067 contracts in 2019, and an increase of $100,180 and $489,231 in cost of revenues associated with commodity product sales and cost of revenues associated with management services of supply chain, both of which were newly launched in December 2019.

Cost of revenues associated with commodity trading

Cost of revenues primarily consists of purchase costs of aluminum ingots. For the year ended December 31, 2019, the Company purchased aluminum ingots of $100,180 from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Shenzhen Baiyu”), a related party controlled by the legal representative of Huamucheng, and sold alumimum ingots to a customer. The Company recorded cost of revenues of $100,180. There was no such cost in 2018 because this was a new business launched in 2019.

Cost of revenue association with supply chain management services

Cost of revenues primarily consists of expenses charged by business partners who assisted the Company with both loan recommendation services and distribution services. The Company generally works with its business partners to find out best fund resources for its customers, in terms of loan readiness, credit term, interest rate and others. Once the business partners referred a successful fund resource, expenses is charged by business partners upon fund facilitation. In addition, the Company also works with its business partners to introduce appropriate customers to large metal and mineral suppliers. For the year ended December 31, 2019, the Company incurred cost associated with supply chain management services consisted of cost of $274,433 associated with loan recommendation services and cost of $214,798 associated with distributions services. All costs were charged by Shenzhen Baiyu, a related party controlled by the legal representative of Huamucheng. There was no such cost in 2018 because this was a new business launched in 2019.

Costs associated with Operating lease

The operating lease expense mainly consisted of depreciation expenses on operating lease assets and car related expenses arising from lease of cars.

The depreciation expenses on operating lease assets increased from $71,252 for the year ended December 31, 2018 to $295,437 for the year ended December 31, 2019, representing an increase of $225,681, or 315%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of December 31, 2019, the Company had eleven used luxurious cars, as compared with six cars as of December 31, 2018.

In the first quarter of 2019, the Company officially launched sub-lease of luxurious car business through leasing cars from both third party peer companies and individuals, and one related party, over which the Company owned 40% equity interest. The Company recorded car leasing expenses of $1,065,234 for the years ended December 31, 2019, in which $17,369 was charged by the related party. Because the Company trial operated the sub-lease business from November 2018, the Company had minimal car leasing expenses for the year ended December 31, 2018, respectively.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $2,469,964 for the year ended December 31, 2018 to $3,828,412 for the year ended December 31, 2019, representing an increase of $1,358,448, or 55%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The increase was mainly attributable to combined effects of an increase of salary and welfare expenses of $405,499 as a result of increase of sales commissions to salespersons when we extended our car lease business to Shanghai and Chengdu market and when we started the commodity trading business in 2019, an increase of legal and consulting expenses of $759,853 as a result of 1) issuance of 502,391 restricted shares as compensation to service providers, and 2) an increase in expenses incurred for the registered direct offerings in April and May 2019, including an increase of audit related fees of $156,659, an increase of commission of $100,000 to a third party vendor for referral of underwriters.

Other expenses, net

Other expenses, net primarily consisted of impairment of investment securities of $200,000, impairment on investment in financial products of $1,000,000, and impairment on investment in two equity investees of $2,098,737 for the year ended December 31, 2019, as compared with interest expenses of $20,157 for the year ended December 31, 2018.

In 2019, the Company invested $200,000 to acquire 4.22% ownership interest in one private held entity. However the privately held entity suffered significant net loss and working capital deficit, and the management assessed it was remote to for the privately held entity to make profit. The Company provided full impairment on the investment security for the year ended December 31, 2019.

In 2019, the Company invested $289,486 to become a 40% shareholder of a newly setup entity (“equity investee”). Due to significant net loss and large balance of uncollectible accounts receivable of equity investee, the shareholders of the equity investee made a decision to dissolve its business in early 2020. As a result, the Company provided full impairment on the investment of this equity investee for the year ended December 31, 2019.

In December 2019, upon receipt of NASDAQ approval, the Company issued 1,253,814 shares of its common stock with a closing-date fair value of $2,219,251. As of December 31, 2019, the fair value of the 20% equity interest ofHangzhou Yihe was determined to be $410,000 due to recurring losses of Hangzhou Yihe, the Company recorded an investment impairment loss of $1,809,251 on the investment of this equity investee for the year ended December 31, 2019.

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund, for investment return. On April 6, 2020, we filed a law suit against Harrison Fund in California seeking the full refund of the $1,000,000 investment because we identified problematic information in Harrison Fund’s brochure. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal costs, remains uncertain. Therefore we recorded a full investment impairment loss of $1,000,000, which was reflected in the consolidated statements of operation and comprehensive income (loss).

For the year ended December 31, 2019, the net interest income was comprised of interest income of $25,537 recognized on loans to a related party, interest expenses of $4,242 incurred on borrowings from three related parties, interest income of $77,146 on interest income from investments in financial products, and other net interest expenses of $24,253 incurred from various lendings to and borrowings from third parties, as compared with net interest expenses of $20,157 from various lendings to and borrowings from third parties for the same period ended December 31, 2018

Net income from discontinued operations

During the year ended December 31, 2018, the net income was comprised of a net income of $277,756 from discontinued operations of microcredit service and a gain of $9,689,873 from disposal of the discontinued operations of microcredit service.

Net (loss) income

As a result of the foregoing, net loss for the year ended December 31, 2019 was $6,942,522 representing a change of $14,589,679 from net income of $7,647,157 for the year ended December 31, 2018.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through public offerings of our securities. For the years ended December 31, 2019, the Company issued an aggregate of 3,120,000 shares of its common stock and raised $4,653,440 from such registered direct offerings. In addition, the Company raised $0.6 million from private placements through issuance of 1,685,000 shares of common stock, and received an advance of subscription fees of $1.6 million from private placement investors to whom the Company would issue 2,000,000 shares.

Liquidity

For the year ended December 31, 2019, the Company incurred net loss from continuing operations of approximately $6.94 million, and reported cash outflows of approximately $2.17 million from operating activities. These factors caused concern as to the Company’s liquidity as of December 31, 2019.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of December 31, 2019, the Company had cash balance of $2,446,683 and a positive working capital of $2,444,466. As of December 31, 2019, the Company’s balance sheets also reflected current third-party loans receivable of $1,955,697 and due from related parties of $3,310,883. As of the date of filing, the $3,310,883 due from related parties balance has been fully collected. The Company also terminated certain third-party loan receivable contracts and collected approximately $1.0 million loans receivable from these third-parties. The Company’s Board of Directors passed a resolution to require the   remaining balance of loans receivable from third-parties to be collected by June 30, 2020. The collection of the third-party loans receivable and balances due from related parties increased the available cash to be used as the Company’s working capital. As of December 31, 2019, the Company’s major current liabilities included third party loans payable of $2,367,967, due to related parties of $1,017,362 and subscription advance from shareholders of $1,600,000. The Company believes that most of these third party loan payables can be renewed or extended upon maturity based on the Company’s good relationship with these third parties. The Company’s due to related parties balance can also be extended upon demand and remain interest free. The Company’s Chief Executive Officer and major shareholder also pledged to provide continuous financial support to the Company for at least next 12 months from the date of this filing. The subscription advance from shareholders of $1,600,000 will be settled by issuance of common stocks rather than in cash. During the year ended December 31, 2019, the Company was able to raise funds from equity financing, including $4.65 million from direct registered offerings, and $2.19 million from private placement transactions. Subsequently, in January 2020, the Company entered into additional private placement agreement with certain private investors and issued 15,000,000 shares of common stock at $0.90 per share and also sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On April 14 and 15, 2020, the holders of Notes exercised warrants and paid cash consideration of $36,000,000 to the Company. Total equity financing from this transaction was $79.5 million. The Company received $79.5 million proceeds by April 15, 2020. The Company expects to use the proceeds from this equity financing as working capital to expand its metal products trading business.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, operating lease income, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

The Company’s ability to support its operating and capital expenditure commitments will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Recent COVID-19 outbreak and spread is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. Due to COVID-19 outbreak, the Company’s facilities remained closed or had limited business operations after the Chinese New Year holiday until early March 2020. In addition, COVID-19 has caused severe disruptions in transportation, limited access to the Company’s facilities and limited support from workforce employed in the Company’s operations, and as a result, the Company may experience the inability to lease its luxurious cars to customers or delay the delivery of the commodity products to customers. Although the Company has taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and have resumed its normal business activities in early March 2020, it is expected that the Company will generate a lower amount of revenue and profit during the period from February to April 2020. The extent to which the coronavirus impacts the Company’s operation results for fiscal year 2020 will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, all of which is uncertain at this point.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended December 31,
	2019	2018

Net Cash Used in Operating Activities	$(2,165,632)	$(87,032)
Net Cash Used in Investing Activities	(8,873,916)	(3,272,034)
Net Cash Provided by Financing Activities	11,829,704	3,806,435
Effect of Exchange Rate Changes on Cash	172,411	(322,883)
Net Increase in Cash	$962,567	$124,486

Net Cash Used in Operating Activities

During the year ended December 31, 2019, we had a cash outflow from operating activities of $2,165,632, an increase of $2,078,600 from a cash outflow of $87,032 for the year ended December 31, 2018. We incurred a net loss for the year ended December 31, 2019 of $6,942,522, a change of $14,589,679 from the year ended December 31, 2018, during which we recorded a net income of $7,647,157. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	A gain on disposal of discontinued operations of $9,967,629 and net cash provided by operating activities from discontinued operations of $1,769,566 for the year ended December 31, 2018;

●	An increase in impairment loss of $200,000 for one investment security and an increase in impairment loss of $289,486 for investment in one equity investee due continuous losses incurred by these investments for the December 31, 2019, an increase in impairment loss of $1,809,251 for investment in one equity investee due the difference between the fair value of acquisition-date share consideration and the fair value of the equity investee, and an increase in impairment loss of $1,000,000 for investment in a PE fund because the Company identified problematic information on the PE fund’s brochure, and

●	502,391 restricted shares were issued to service providers as compensation for past services, at a fair value of $884,208

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $8,873,916 as compared to net cash used in investing activities of $3,272,034 for the year ended December 31, 2018. The cash used in investing activities for the years ended December 31, 2019 was for the purchases of used luxurious cars of $2,065,453, investments in investment security and equity investees of $1,068,458, investments in financial products of $1,000,000, loans disbursed to third parties of $2,191,866 and increase in the balance of due from related parties of $2,865,879.

Net cash used in investing activities for the year ended December 31, 2018 was mainly for net cash of $1,270,070 used in investing activities from discontinued operation, and purchase of used luxurious cars of $2,117,477.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $2,695,545 and from related parties of $1,162,719, cash raised in registered direct offerings of $4,653,440, cash raised in private placement of $589,750 and stock subscription advance of $1,600,000 received from shareholders.

During the years ended December 31, 2018, the cash provided by financing activities was mainly attributable to cash raised in a private placement of common stock of $3,265,370, cash raised in a private placement of convertible promissory notes $314,352, and borrowings from third parties of $226,713.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

As of December 31, 2019, the annual amounts of future minimum payments under certain of our contractual obligations were:

		Less than	1-2
	Total	1 year	years	Thereafter
Contractual obligations:
Operating lease (1)	$471,354	$310,608	$160,746	-
Total	$471,354	$310,608	$160,746	$-

(1)	During the year ended December 31, 2019, the Company entered into five additional lease contracts, with two contracts early terminated in June 2019 and December 2019, respectively. As of December 31, 2019, we had one rental free office lease agreement with a third party and four office lease agreement with third parties which expire through June 30, 2021, among which two lease agreements have leases term over 12 months.

(2)	The Company classifies these lease agreements as operating leases in accordance with Topic 842. The Company had one lease agreement which took effective from January 1, 2020 and will expire on June 30, 2021.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 2(r) of the Consolidated Financial Statements included in Form 10-K for details of our recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Friedman LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-42  of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2019. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2019, our internal control over financial reporting was not effective based on those criteria.

A “material weakness” is defined under the SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2019 including:

●	There was no accountant with adequate U.S. GAAP knowledge working in the Company’s Accounting Department. Part of the Company’s U.S. GAAP reporting function was outsourced to external consultant;

●	During the audit of the Company’s financial statements for the years ended December 31, 2019, Friedman has proposed material audit adjustments which have been accepted by the Company in order for the financial statements to be in conformity with U.S. GAAP. The adjustments resulted from an ineffective review process by the accounting manager. Therefore, we consider it as a material weakness in the review process; and

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which lead to inadequate financial statement closing process.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2019, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2020 to continue to remediate the material weaknesses identified:

●	To continue providing applicable training for our financial and accounting staff in the Company’s Accounting Department to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To continue providing applicable training for the Company’s accounting manager to improve the Company’s internal review process.

●	To establish additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process.

Changes in Internal Control over Financial Reporting

There were no changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	52	Chief Executive Officer, President and Chairwoman of the Board
Yang An	32	Chief Financial Officer and Secretary
Jin Ding	34	Chief Product Officer
Qun Xie	56	Chief Strategy Officer and Director
Siyuan Zhu	36	Director
Kecen Liu	27	Director
Jialin Cui	38	Director
Wei Sun	36	Director
Weicheng Pan	44	Director
Long Yi*	43	Chief Financial Officer, Secretary and Director (resigned on June 14, 2019)
Zhe Ding*	27	Chief Operating Officer (resigned on June 14, 2019)
Teck Chuan Yeo*	52	Director (resigned on May 6, 2019)
Jiaxi Gao*	32	Director (resigned on May 14, 2020)

(*)	Indicates former executive officer or director

The biographies of our current directors and officers are set forth below.

Ms. Renmei Ouyang, has served as the Chief Executive Officer (“CEO”) of the Company since January 9, 2020  . From October 17, 2019 to January 9, 2020, Ms. Ouyang has served as the Chief operating Officer of the Company. Ms. Ouyang has served as the chairwoman of Tongdaw Group from 2011 to September 2019. She was the founder of Tongdaw E-Commerce in 2011. Ms. Ouyang was the founder of Zhonghui Daoming Group in 2006. She has served as the foreign exchange trading manager of CITIC Group, the deputy general manager in investment banking department of Beijing Securities, and the managing director of international department of First Venture Securities. She holds the Bachelor’s Degree of Statistics from Renmin University of China and the Master’s Degree of International Finance from Peking University.

Ms. Yang An, has served as the Chief Financial Officer (“CFO”) of the Company since June 14, 2019. Ms. An was the finance controller of Beijing Yihe Network, a high-tech company since Februray 2018. From May 2015 to January 2018, Ms. An served as the finance manager of Hortonworks, a high-tech company in the United States. From June 2011 to April 2015, Ms. An served as the senior auditor of Mazars CPA Limited. Mrs. An held a Bachelor degree in Vocal Music from Xinghai Conservatory of Music.

Mr. Jin Ding, has served as the Chief Product Officer (“CPO”) of the Company since April 28, 2018. Mr. Jin Ding has served as a product specialist of Alibaba Group, where he was in charge of UC Browser business unit from November 2015 to March 2018. From August 2012 to August 2014, Mr. Jin Ding served as the Co-founder of Beijing Kuwangke Technology Co., Ltd. Mr. Jin Ding has a Bachelor’s degree in Human Resources from Shenyang University.

Mr. Qun Xie, has served as the Chief Strategy Officer (“CSO”) of the Company since January 9, 2020. Mr. Xie served as the executive partner of Shanghai Zhenhe Investment Management Center from 2014 to 2019. From 2003 to 2013, he served as the chairman and CEO of Beijing Hualu Management Consulting Company. Mr. Xie served as the CEO of Shandong Sanlian Group from 1991 to 2002. He holds a Bachelor’s Degree from Anhui University of Technology in China.

Ms. Siyuan Zhu, CICPA, has served as a member of the Board since May 6, 2019. Prior to joining the Company, Ms. Zhu has served as the senior finance manager of IAC (Shanghai) Management Co., Ltd, a US manufacturing company since January 2016. Prior to that, Ms. Zhu served as the finance manager at IAC (Shanghai) Automotive Component Technology Co., Ltd. from May 2013 to December 2015. From July 2006 to March 2013, Ms. Zhu served as the program manager of KPMG Shanghai Branch. Ms. Zhu received a bachelor’s degree in Foreign Language and Literature from Shanghai International Studies University in 2006.

Ms. Kecen Liu, has served as a member of the Board since February 12, 2018. She has served as a Program Coordinator at United Nations ICTY from June, 2016 to February 2017. Ms. Liu has served as Marketing Manager at Jiuding Capital from June, 2015 to October, 2015. She has also served as Brand Manager at Jumei.com from November, 2013 to October, 2014. Form October 2012 to June 2014, she served as a Campus Embassador at Hong Kong XINHUA Education International Group. Ms. Liu obtained a Master’s degree in International Business from Southwestern University of Finance and Economics in 2017.

Mr. Jialin Cui, has served as a member of the Board since August 31, 2018. Mr. Cui has been serving as the Northwest Sales Director of Beijing Oak Science and Technology Development Co., Ltd. since December 2015. From May 2013 to November 2015, Mr. Cui served as the Sales Manager of Lagopus Group. From June 2010 to April 2013, Mr. Cui served as the Sales Head of Iconic Scientific Limited. Mr. Cui obtained a Bachelor’s degree in Vocal Music from Shenyang Conservatory of Music.

Ms. Wei Sun, has served as a member of the Board since May 14, 2020. Ms. Sun has been serving as the executive director of China National Culture Group Limited in Hong Kong since 2014. She served as the financial accounting manager of China Highways Holdings Limited in Hong Kong from 2011 to 2014. She obtained her Bachelor’s Degree in English Education from Shanghai International Studies University and her Master’s Degree in Finance from Clark University in 2009.

Mr. Weicheng Pan, has served as a member of the Board since October 17, 2019. Mr. Pan is the founder of Cheng Ji Group of Companies and Jewish Mindset Business School in China, and Zhanji Business Channel Sdn Bhd in Malaysia. He holds an Associate’s Degree from Wuhan Science and Technology University.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Kecen Liu, Siyuan Zhu, Weicheng Pan and Jialin Cui are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Ms. Zhu, Mr. Cui and Ms. Liu are members of our Audit Committee, where Ms. Zhu serves as the chairwoman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Ms. Zhu possesses accounting or related financial management experience that qualifies her as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Ms. Zhu, Mr. Cui and Ms. Liu are members of our Compensation Committee and Ms. Liu serves as the chairwoman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Ms. Zhu, Mr. Cui and Ms. Liu are the members of our Nominating and Governance Committee where Mr. Cui serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Risk Committee

Ms. Zhu, Mr. Cui and Ms. Liu will be members of our Risk Committee where Ms. Zhu shall serve as the chairwoman. All members of our Risk Committee are qualified as independent under the current definition promulgated by NASDAQ. On September 11, 2019, the Board adopted a resolution formally designating its Audit Committee to act concomitantly as a Risk Committee. The Risk Committee’s duties shall specifically include: Monitoring the Company and employee compliance with all risk assessment and reporting procedures; Identifying material risks relating to the Company’s internal controls, as well as relevant considerations relating to the Company’s disclosures of these risks; and Monitoring annual training sessions for the Board covering the topics including corporate governance, risk assessment; and public company reporting.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were not timely made during fiscal year 2019.

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

Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal was scheduled to be mediated on November 20, 2019.

On November 15, 2019, the Company withdrew its appeal filed June 5, 2019 upon the stipulation of the parties and the arbitration award is deemed to be vacated.

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to GLG in all capacities for our fiscal years ended 2019 and 2018 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Renmei Ouyang (1)	2019	50,000	-	-	-	-	50,000
(CEO, Former COO)	2018	-	-	-	-	-	-

Yang An (2)	2019	30,000	-	-	-	-	30,000
(CFO)	2018	-	-	-	-	-	-

Jin Ding (3)	2019	40,000	-	-	-	-	40,000
(CPO)	2018	60,000	-	-	-	-	60,000

Qun Xie (4)	2019	-	-	-	-	-	-
(CSO)	2018	-	-	-	-	-	-

Zhe Ding (5)	2019	15,000	-	-	-	-	15,000
(Former COO)	2018	30,000	-	-	-	-	30,000

Jiaxi Gao (6)	2019	40,000	-	-	-	-	40,000
(Former CEO)	2018	-	-	-	-	-	-

Long Yi (7)	2019	25,000	-	-	-	-	25,000
(Former CFO)	2018	50,000	-	-	-	-	50,000

(1)	Ms. Renmei Ouyang was appointed as the CEO of the Company on January 9, 2020. Ms. Ouyang is entitled to an annual base salary of $600,000 pursuant to the employment agreement she has with the Company.

(2)	Ms. Yang An was appointed as the CFO of the Company on June 14, 2019. Ms. An is entitled to an annual base salary of $50,000 pursuant to the employment agreement she has with the Company.

(3)	Mr. Jin Ding was appointed as the CPO of the Company on April 28, 2018. Mr. Jin Ding is entitled to an annual base salary of $60,000 pursuant to the employment agreement he has with the Company.

(4)	Mr. Qun Xie was appointed as the CSO of the Company on January 9, 2020. Mr. Xie is entitled to an annual base salary of $300,000 pursuant to the employment agreement he has with the Company.

(5)	Mr. Zhe Ding was appointed as the COO of the Company on April 28, 2018. Mr. Zhe Ding was entitled to an annual base salary of $30,000 pursuant to the employment agreement he had with the Company. Mr. Ding resigned on June 14, 2019.

(6)

Mr. Jiaxi Gao was appointed as the CEO of the Company on November 15, 2018. Mr. Gao was entitled to an annual base salary of $100,000 pursuant to the employment agreement he had with the Company. Mr. Gao resigned on January 9, 2020.

(7)	Mr. Long Yi was appointed as the CFO of the Company on January 1, 2013. Mr. Yi was entitled to an annual base salary of $50,000 pursuant to the employment agreement he had with the Company. Mr. Yi resigned on June 14, 2019.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2019

We currently have a 2019 equity incentive plan pursuant to which 1,290,000 shares were authorized. During the fiscal year ended December 31, 2019, no shares of Common Stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2019.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jialin Cui (1)	$5,000	-	-	-	5,000
Teck Chuan Yeo (2)	$-	-	-	-	-
Kecen Liu (3)	$10,000	-	-	-	10,000
Siyuan Zhu(4)	$5,000	-	-	-	5,000
Weicheng Pan(5)	$20,000	-	-	-	20,000

(1)	Mr. Cui was appointed as a director of the Company on August 31, 2018 and shall receive annual compensation at $20,000 per year.

(2)	Mr. Yeo was appointed as a director of the Company on May 15, 2016 and received annual compensation at $20,000 since January 1, 2017. Mr. Yeo resigned on May 6, 2019.

(3)	Ms. Kecen Liu was appointed as a director of the Company on February 12, 2018 and shall receive annual compensation at $10,000 per year.

(4)	Ms. Siyuan Zhu was appointed as a director of the Company on May 6, 2019 and shall receive annual compensation at $10,000 per year.

(5)	Mr. Weicheng Pan was appointed as a director of the Company on October 17, 2019 and shall receive annual compensation at $60,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 29, 2020 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Shuxiang Zhang (2)	8,920,000	13.006%

Directors and Executive Officers:
Jiaxi Gao	0	0%
Yang An	0	0%
Siyuan Zhu	0	0%
Jialin Cui	0	0%
Jin Ding	0	0%
Kecen Liu	0	0%
Renmei Ouyang (3)	0	0%
Weicheng Pan (4)	0	0%
Qun Xie	0	0%

All officers and directors as a group (9 persons)	0	*

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o Room 104, No. 33 Section D, No. 6 Middle Xierqi Road, Haidian District, Beijing, China.

(2)	Mr. Shuxiang Zhang’s address is Floor 7 Building D, No.28 Chengfu Road, Haidian District, Beijing, China.

(3)	Ms. Renmei Ouyang’s address is Zhongzhou Building, Room 3302, Futian District, Shenzhen, Guangdong, China.

(4)	Mr. Weicheng Pan’s address is No. 157, Linhe Road, Guangzhou, Guangdong, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1) Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of an entity over which the Company exercised significant influence
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of the Company

2) Balances with related parties

Due from related parties

		December 31,	December 31,
	Related party relationship	2019	2018

Chengdu Jianluo (i)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence	$452,346	$-
Shanghai Huxin (ii)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence	17,809	-
Qianhai Baiyu (iii)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng	2,840,728	-)
Total Due from related parties		$3,310,883	$-

(i)	The balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $469,352, netting off against car-related fees due to the related party of $17,006. The balance was fully collected as of the date of this report.

(ii)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate. The balance was fully collected as of the date of this report.

(iii)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. Interest income amounted to $25,537 for the year ended December 31, 2019 . The balance of due from Qianhai Baiyu is fully collected as of the date of this report.

The Company does not plan to provide loans with related parties going forward.

Due to related parties

		December 31,	December 31,
	Related party relationship	2019	2018

Jiaxi Gao (i)	Chief Executive Office of the Company prior to January 9, 2020	$8,134	$-
Guotao Deng (i)	Legal representative of an entity over which the Company exercised significant influence	1,435	-
Tao Sun	Senior Management of the Company	4,206	-
Lu Zhao (ii)	Senior Management of the Company	33,269
Guangzhou Chengji (ii)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company	970,318	-
		$1,017,362	$-

(i)	The balances due to Jiaxin Gao, Guotao Deng and Tao Sun represents the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

(ii)	The balance due to Lu Zhao consisted of the operating expenses of $2,870 paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest of $30,399 due to the related party. The loan has an interest rate of 10% per annum with a maturity date of December 30, 2020.

(iii)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020.

Related party loan, noncurrent

		December 31,	December 31,
	Related party relationship	2019	2018

Tao Sun	Senior Management of the Company	$152,124	$-

The balance of related party loan was payable in September 2022, with an interest rate of 9.5% per annum.

For the above mentioned related party borrowings, interest expense amounted to $4,242 for the year ended December 31, 2019.

3) Transactions with related parties

-	Purchase from a related party

In December 2019, the Company purchased aluminum ingots of $100,180 from Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. For the year ended December 31, 2019, the Company sold all aluminum ingots to customers and recorded cost of revenues of $100,180 associated with the metal product sales.

-	Services provided by a related party

In connection with the Company’s supply chain management services provided customers, a related party Qianhai Baiyu provided related services to support the Company’s loan recommendation services provided to customers and distribution services provided to suppliers. For the year ended December 31, 2019, the Company reported cost of revenue of $489,231 associated with the supply chain management services related to the support from Qianhai Baiyu.

-	Issuance of restricted shares to a related party

On March 8, 2019, the Company issued 133,333 restricted shares to Mr. Shun Li, the legal representative of Beijing Tianxing, for his management consulting services provided during January 15, 2019 and March 31, 2019. The restricted shares are fully vested while the transferability is restricted until September 5, 2019. The fair value of the services provided was in in the total amount of $234,666, at a per share price of $1.76 at the market price of the grant date.

-	Transfer of operating lease assets to a related party

In July 2019, the Company transferred two used luxurious cars to Chendu Jianluo, a 40% equity investee, in exchange for consideration of $473,374. The original cost of the car aggregated $481,917, and the accumulated depreciation expenses aggregated $12,565. The Company did not record any gain or loss from the transfer.

-	Lending to a related party

From December 2, 2019 to December 31, 2019, the Company lent loans aggregating $2,839,533 to Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of the Company. The Company charged the related party interest rates 10% per annum. For the year ended December 31, 2019, the Company recognized interest income of $25,537.

-	Borrowings from related parties

On September 2, 2019, the Company entered into a loan agreement with Mr. Tao Sun, a senior management of the Company, to borrow $153,428 for a period from September 16, 2019 through September 15, 2022. The interest rate charged on the borrowing was 7.5%. For the year ended December 31, 2019, the Company was charged interest expenses of $4,242.

On December 25, 2019, the Company entered into a loan agreement with Mr. Lu Zhao, a senior management of the Company, to borrow $30,659 for a period from December 25, 2019 through December 24, 2020. The interest rate charged on the borrowing was 10%. As the loan was borrowed on December 31, 2019, the Company incurred minimal interest expenses on the loan.

On October 1, 2019, Hao Limo and Guangzhou Chengji, which is controlled by Mr. Weicheng Pan who is an independent director of the Company, entered into a loan agreement, under which Guangzhou Chengji will lend to Hao Limo up to $1,300,000. The Loan has an annual interest rate of 8% and a maturity date of September 4, 2020. For the year ended December 31, 2019, the Company borrowed a loan of $978,632. As the loan was borrowed on December 25, 2019, the Company incurred minimal interest expenses on the loan.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2019 and 2018:

	For the Fiscal Years ended December 31,
	2019	2018
Audit Fees (1)	$195,000	$120,000
Audit-related Fees (2)	-	140,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$195,000	$260,000

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

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Friedman LLP in 2019 and BDO China Shu Lun Pan Certified Public Accountants in 2018. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Friedman LLP and BDO China Shu Lun Pan Certified Public Accountants LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-42 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
4.1	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 12, 2019
4.2	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 22, 2019
4.3	Form of Amended & Restated Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on May 22, 2019
4.4	Form of Exchange Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 3, 2019
10.1	Letter Agreement, dated February 25, 2019, between Registrant and Maxim Group LLC, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 12, 2019
10.2	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 12, 2019
10.3	Form of Lock-up Agreement, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 12, 2019
10.4	Letter Agreement, dated May 17, 2019, between Registrant and Maxim Group LLC, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 22, 2019
10.5	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 22, 2019

Exhibit	Description

10.6	Form of Exchange Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 3, 2019
10.7	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 8, 2019
10.8	Securities Purchase agreement dated October 14, 2019, entered into by and among Registrant, Zhuji Xingmai Network Technology Co., Ltd. and Hangzhou Yihe Network Technology Co., Ltd., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 17, 2019
10.9	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 26, 2019
10.10	Exclusive Business Operation Agreement dated November 22, 2019, by and among Hao Limo, Huamucheng and Huamucheng Shareholders, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 26, 2019
10.11	Share Pledge Agreement dated November 22, 2019, by and among Hao Limo, Huamucheng and Huamucheng Shareholders, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on November 26, 2019
10.12	Exclusive Option Agreement dated November 22, 2019, by and among Hao Limo, Huamucheng and Huamucheng Shareholders, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on November 26, 2019
10.13	Power of Attorney dated November 22, 2019, by and between Guotao Deng and Hao Limo, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on November 26, 2019
10.14	Power of Attorney dated November 22, 2019, by and between Juan Wei and Hao Limo, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on November 26, 2019
10.15	Timely Reporting Agreement dated November 22, 2019, by and among Hao Limo, Huamucheng and Huamucheng Shareholders, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on November 26, 2019
10.16	Unofficial Translation of Loan Agreement dated November 26, 2019, by and between Hao Limo and Guangzhou Chengji Investment Development Co., Ltd., incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on November 26, 2019
10.17	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2020
10.18	Form of Note Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2020
10.19	Unofficial Translation of Warehousing Agreement dated January 22, 2020, by and between Huamucheng and Foshan Nanchu Storage Management Co., Ltd., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 22, 2020
10.20	Unofficial Translation of Purchase Agreement dated January 22, 2020, by and between Huamucheng and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on January 22, 2020
10.21	Unofficial Translation of Sales Agreement dated January 22, 2020, by and between Huamucheng and Yunfeihu Cross-border E-Commerce Co., Ltd., incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 22, 2020
10.22	Director Offer Letter dated May 6, 2019 by and between Registrant and Siyuan Zhu, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 7, 2019
10.23	Employment Agreement dated June 14, 2019 by and between Registrant and Yang An, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 19, 2019
10.24	Director Offer Letter dated October 17, 2019, by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2019
10.25	Employment Agreement dated October 17, 2019, by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 18, 2019
10.26	Director Offer Letter dated October 17, 2019, by and between Registrant and Weicheng Pan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 18, 2019

10.27	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.28	Employment Agreement dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 10, 2020
10.29	Director Offer Letter dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 10, 2020
10.30	Director Offer Letter dated May 14, 2020 by and between Registrant and Wei Sun, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2020
14.1	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 99.6 to the registration statement on Form S-1/A filed on July 16, 2013
21.1*	Subsidiaries of Registrant
23.1*	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP
23.2*	Consent of Friedman LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: May 29, 2020	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer and Chairwoman of the Board (Principal Executive Officer)

	By:	/s/ Yang An
	Name:	Yang An
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renmei Ouyang	Chief Executive Officer and Chairwoman of the Board	May 29, 2020
Renmei Ouyang	(Principal Executive Officer)

/s/ Yang An	Chief Financial Officer and Secretary	May 29, 2020
Yang An	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jin Ding	Chief Product Officer	May 29, 2020
Jin Ding

/s/ Qun Xie	Chief Strategy Officer and Director	May 29, 2020
Qun Xie

/s/ Siyuan Zhu	Director	May 29, 2020
Siyuan Zhu
/s/ Weicheng Pan	Director	May 29, 2020
Weicheng Pan

/s/ Wei Sun	Director	May 29, 2020
Wei Sun

/s/ Kecen Liu	Director	May 29, 2020
Kecen Liu

/s/ Jialin Cui	Director	May 29, 2020
Jialin Cui

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

TD Holdings, Inc. (formerly Bat Group, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TD Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

New York, New York

May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the stockholders of

TD Holdings, Inc. (Formerly China Bat Group)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TD Holdings Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company’s auditor since 2018.

Shanghai China

April 5, 2019

TD HOLDINGS, INC. (Formerly Bat Group, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Cash	$2,446,683	$1,484,116
Loans receivable from third parties	1,955,697	-
Due from related parties	3,310,883	-
Other current assets	166,617	87,922
Total current assets	7,879,880	1,572,038

Investments in equity investees	972,807	-
Deposit in investment in equity investee	14,351	-
Loan receivable from a third party, noncurrent	50,230	-
Property and equipment, net	3,835	5,524
Right-of-use lease assets, net	41,188	-
Operating lease assets, net	2,426,109	1,634,018
Total noncurrent assets	3,508,520	1,639,542

Total Assets	$11,388,400	$3,211,580

LIABILITIES AND EQUITY

Liabilities
Advances from customers	$15,249	$6,208
Third party loans payable	2,367,967	218,100
Due to related parties	1,017,362	-
Stock subscription advance	1,600,000	-
Income tax payable	14,735	-
Other current liabilities	420,101	185,049
Total current liabilities	5,435,414	409,357

Related party loan, noncurrent	152,124	-
Total noncurrent liabilities	152,124	-

Total Liabilities	5,587,538	409,357

Commitments and Contingencies

Stockholders’ Equity
Series A Preferred Stock (par value $0.001 per share, 1,000,000 shares authorized at December 31, 2019 and 2018, respectively; nil shares issued and outstanding at December 31, 2019 and 2018, respectively)	-	-
Series B Preferred Stock (par value $0.001 per share, 5,000,000 shares authorized at December 31, 2019 and 2018, respectively; nil shares issued and outstanding at December 31, 2019 and 2018, respectively)	-	-
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 11,585,111 and 5,023,906 shares issued and outstanding at December 31, 2019 and 2018, respectively)*	11,585	5,024
Additional paid-in capital	38,523,170	28,765,346
Accumulated deficit	(32,391,040)	(25,457,090)
Accumulated other comprehensive loss	(334,281)	(511,057)
Total TD Holdings, Inc.’s Stockholders’ Equity	5,809,434	2,802,223

Non-controlling interest	(8,572)	-
Total Equity	5,800,862	2,802,223
Total Liabilities and Equity	$11,388,400	$3,211,580

*	Retrospectively restated for effect of reverse stock split.

The accompanying notes are an integral part to the consolidated financial statements.

TD HOLDINGS, INC. (Formerly Bat Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2019	2018

Revenues
Revenue from sales of commodity products	$100,427	$-
Revenue from supply chain management services (including loan recommendation service fee of $323,623 and distribution service fee of $238,963)	562,586	-
Income from operating leases	1,830,148	488,062
Total Revenues	2,493,161	488,062

Operating costs
Cost of revenue - commodity product sales - related party	(100,180)	-
Cost of revenue - supply chain management services - related party	(489,231)	-
Cost of operating lease	(1,544,120)	(71,252)
Total operating costs	(2,133,531)	(71,252)

Gross profit	359,630	416,810

Operating expenses
Selling, general, and administrative expenses	(3,828,412)	(2,469,964)
Changes in fair value of noncurrent liabilities	-	(166,540)
Impairment of operating lease assets	(148,143)	(184,645)
Total operating expenses	(3,976,555)	(2,821,149)

Other expenses, net
Interest expenses, net	(657)	(20,157)
Impairment of investment securities	(200,000)	-
Equity investment loss	(11,342)	-
Impairment of investment in financial products	(1,000,000)	-
Impairment of investment in equity investees	(2,098,737)	-
Total other expenses, net	(3,310,736)	(20,157)

Net loss from continuing operations before income taxes	(6,927,661)	(2,424,496)

Income tax (expenses) benefits	(14,861)	104,024
Net loss from continuing operations	(6,942,522)	(2,320,472)

Net income from discontinued operations	-	9,967,629

Net income (loss)	(6,942,522)	7,647,157

Less: Net income (loss) attributable to non-controlling interests	(8,572)	-

Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$(6,933,950)	$7,647,157

Comprehensive income (loss)
Net income (loss)	$(6,942,522)	$7,647,157
Foreign currency translation adjustment	176,776	(5,329,710)
Reclassified to net income from discontinued operations	-	4,912,715
Total comprehensive income (loss)	(6,765,746)	7,230,162
Less: Total comprehensive loss attributable to non-controlling interests	(8,572)	-
Comprehensive income (loss) attributable to TD Holdings, Inc.	$(6,757,174)	$7,230,162
Income (loss)per share - basic and diluted	$(0.89)	$1.67
Net loss per share from continuing operations – basic and diluted	$(0.89)	$(0.50)
Net income per share from discontinued operations – basic and diluted	$-	$2.17

Weighted Average Shares Outstanding-Basic and Diluted	7,776,306	4,596,116

*	Retrospectively restated for effect of reverse stock split.

The accompanying notes are an integral part to the consolidated financial statements.

TD HOLDINGS, INC. (Formerly Bat Group, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares*	Amount	capital	deficit	shareholder	income (loss)	interests	Equity

Balance as at December 31, 2017	3,850,183	$3,850	$71,439,432	$(81,534,396)	$699,974	$4,818,653	$-	$(4,572,487)
Issuance of common stocks and warrants to management	40,000	40	699,934	-	(699,974)	-	-	-
Issuance of common stocks in connection with class action settlement	190,000	190	1,477,351	-	-	-	-	1,477,541
Issuance of common stocks in connection with private placements	838,939	839	3,264,531	-	-	-	-	3,265,370
Issuance of common stocks in connection with conversion of convertible promissory notes	104,784	105	314,247	-	-	-	-	314,352
Disposition of CCC BVI			(48,430,149)	48,430,149	-	(4,912,715)		(4,912,715)
Net income	-	-	-	7,647,157	-	-	-	7,647,157
Foreign currency translation adjustments	-	-	-	-	-	(416,995)	-	(416,995)
Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stocks to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Issuance of common stocks in connection with acquisition of an equity investee	1,253,814	1,254	2,217,997	-	-	-	-	2,219,251
Issuance of common stocks in connection with private placements	1,685,000	1,685	588,065	-	-	-	-	589,750
Capital contribution from shareholders of a variable interest entity	-	-	1,417,736	-	-	-	-	1,417,736
Net loss	-	-	-	(6,933,950)	-	-	(8,572)	(6,942,522)
Foreign currency translation adjustments	-	-	-	-	-	176,776	-	176,776
Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862

*	Retrospectively restated for effect of reverse stock split.

The accompanying notes are an integral part to the consolidated financial statements.

TD HOLDINGS, INC. (Formerly Bat Group, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net (loss) income	$(6,942,522)	$7,647,157
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating lease assets	296,933	101,654
Depreciation of property and equipment	2,326	1,001
Amortization of right of use assets	60,128	-
Impairment on operating lease assets	148,143	184,645
(Gain) loss on disposal of operating lease asset	(6,165)	10,875
Impairment on investment securities	200,000	-
Equity investment loss	11,342	-
Impairment on investment in financial products	1,000,000
Impairment on investment in equity investees	2,098,737	-
Stock-based compensation to service providers	884,208	-
Gain on disposal of discontinued operations	-	(9,967,629)
Income tax benefits from intra-period tax allocation	-	(105,000)
Changes in fair value of noncurrent liabilities	-	166,540
Changes in operating assets and liabilities:
Other current assets	(80,202)	(91,395)
Advances from customers	9,198	6,454
Income tax payable	14,861	-
Other current liabilities	239,050	189,100
Lease liabilities	(101,669)	-
Net cash provided by operating activities from discontinued operations	-	1,769,566
Net Cash Used in Operating Activities	(2,165,632)	(87,032)

Cash Flows from Investing Activities:
Purchases of property and equipment	(695)	(6,743)
Purchases of operating lease assets	(2,065,453)	(2,117,477)
Proceeds from disposal of operating lease assets	332,909	121,752
Investment in one investment security	(200,000)	-
Investments in equity investees	(868,458)	-
Deposit for investment in an equity investee	(14,474)	-
Investments in financial products	(1,000,000)	-
Payment made on loan to related parties	(2,865,879)	-
Payment made on loans to third parties	(2,191,866)	-
Proceeds from disposal of discontinued operations	-	500,000
Cash paid in connection with discontinued operations	-	(499,496)
Net cash used in investing activities from discontinued operations	-	(1,270,070)
Net Cash Used in by Investing Activities	(8,873,916)	(3,272,034)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	2,695,545	226,713
Repayments of borrowings to third parties	(289,486)	-
Proceeds from borrowings from related parties	1,162,719	-
Stock subscription advance received from shareholders	1,600,000
Proceeds from registered direct offering, net of transaction costs	4,653,440	-
Proceeds from issuance of common stock under private placement transactions	589,750	3,265,370
Capital contribution from shareholders of a variable interest entity	1,417,736	-
Proceeds from convertible promissory notes	-	314,352
Net Cash Provided by Financing Activities	11,829,704	3,806,435

Effect of Exchange Rate Changes on Cash	172,411	(322,883)

Net Increase in Cash	962,567	124,486
Cash, Beginning of Year	1,484,116	1,359,630
Cash, End of Year	$2,446,683	$1,484,116

Supplemental disclosure of cash flow information
Cash paid for interest expenses	$41,053	$-
Cash paid for income tax expenses	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Issuance of common stocks in exchange of investments in one equity investee	$410,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$61,648	$-

The accompanying notes are an integral part to the consolidated financial statements.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

TD Holdings, Inc. (formerly known as China Commercial Credit, Inc. or Bat Group, Inc.) (“GLG” or “the Company”), is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. On January 11, 2019, the Company changed its name to China Bat Group, Inc. and on June 3, 2019, further changed its name to Bat Group, Inc. On March 6, 2020, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to TD Holdings, Inc.(see Note 20- Subsequent event).

The Company owns 100% equity interest of HC High Summit Holding Limited (“HC High BVI”), an entity incorporated on March 22, 2018 in accordance with the laws and regulations in British Virgin Islands (“BVI”).

HC High BVI owns 100% equity interest of HC High Summit Limited (“HC High HK”), an entity incorporated on April 16, 2018 in accordance with the laws and regulations in Hong Kong.

Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”) was formed on May 10, 2018, as a Wholly Foreign-Owned Enterprise (“WOFE”) in the People’s Republic of China (“PRC”).

The Company previously was engaged in providing direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals (the “Micro-lending Business”). The Company discontinued the Micro-lending Business in July 2018. Currently, the Company conducts business through two variable interest entities (“VIEs”), Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”). Beijing Tianxing is primarily engaged in operating leasing business of used luxurious cars and Huamucheng is engaged in commodity trading business and providing supply chain management services to customers in the People’s Republic of China (“PRC”). Supply chain management services are further defined as loan recommendation service and commodity product distribution services as disclosed in Note 2(l) “Revenue recognition” below.

The accompanying consolidated financial statements reflect the activities of Beijing Tianxing, Shenzhen Huamucheng and each of the following holding entities:

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	● A BVI company ● Incorporated on March 22, 2018 ● A holding company	100% owned by the Company
HC High Summit Limited (“HC High HK”)	● A Hong Kong company ● Incorporated on April 16, 2018 ● A holding company	100% owned by HC High BVI
Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”)	● A PRC company and deemed a wholly foreign owned enterprise (“WOFE”) ● Incorporated on May 10, 2018 ● Registered capital of $15 million ● A holding company	WOFE, 100% owned by HC High HK
Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”)*	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Registered capital of $31,839 (RMB 200,000) ● Engaged in operating leasing business of used luxurious cars	VIE of Hao Limo
Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”)

●      A PRC limited liability company

●      Incorporated on December 30, 2013

●      Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up

●     Engaged in commodity trading business and providing supply chain management services to customers

VIE of Hao Limo

*	As of December 31, 2019, Beijing Tianxing has six wholly owned subsidiaries, including:

●	Beijing Tianrenshijia Apparel Co., Ltd.

●	Beijing Blue Light Marching Technology Co., Ltd. (Formerly known as “Beijing Tongxingyi Feed Co., Ltd.”)

●	Beijing Eighty Weili Technology Co., Ltd.

●	Beijing Bat Riding Technology Co., Ltd (Formerly known as “Beijing Saikesheng Garments Co., Ltd.”)

●	Beijing Blue Light Riding Technology Co., Ltd. (Formerly known as “Beijing Yimingzhu Restaurant Management Co., Ltd.’), and

●	Car Master (Beijing) Information Consulting Co., Ltd.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

In addition, the Company has one subsidiary over which the Company has 60% ownership, Beijing Blue Light Super Car Technology Co., Ltd (Formerly known as “Beijing Keao Jiye Commercial Co., Ltd.”). The remaining 40% of ownership interest is owned by an employee of the Company.

Each of these subsidiaries owns a license to hold cars in Beijing or Zhejiang, and was either inactive or generated minimal revenues for the years ended December 31, 2019 and 2018.

On May 17, 2018, Hao Limo entered into a series of agreements (the “Tianxing VIE Agreements”) with Beijing Tianxing and Shun Li and Jialin Cui, the shareholders of Beijing Tianxing. The Tianxing VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Tianxing, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Tianxing. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Beijing Tianxing’s management.

On November 22, 2019, Hao Limo entered into a series of agreements (the “Huamucheng VIE Agreements”) with Huamucheng and all shareholders of Huamucheng (“Huamucheng Shareholders”). The Huamucheng VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Huamucheng, including absolute control rights and the rights to the management, operations, assets, property and revenue of Huamucheng. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Huamucheng’s management.

The contractual agreements with both Tianxing and Huamucheng include exclusive business cooperation agreements, share pledge agreements, exclusive option agreements, power of attorneys and timely reporting agreements (see Note 2(b) below).

VIE AGREEMENTS WITH BEIJING YOUJIAO AND TERMINATION OF VIE AGREEMENTS WITH BEIJING YOUJIAO

On June 19, 2018, Hao Limo entered into a series of agreements (the “Youjiao VIE Agreements”) with Beijing Youjiao and Aizhen Li. The Youjiao VIE Agreements were designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Beijing Youjiao, including absolute control rights and the rights to the management, operations, assets, property and revenue of Beijing Youjiao. On November 8, 2018, the Youjiao VIE Agreements were terminated.

DISPOSITION OF GLG BVI

Historically, the Company’s core business has been the Micro-lending business conducted through Wujiang Luxiang Rural Microcredit Co., Ltd. (“Wujiang Luxiang”), an entity that the Company controlled via certain contractual arrangements, and Pride Financial Leasing (Suzhou) Co. Ltd. (“PFL”), the Company’s wholly owned subsidiary.

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

Upon closing of the disposition on June 21, 2018, the Purchaser became the sole shareholder of GLG BVI and as a result, assumed all assets and obligations of all the subsidiaries and VIE entities owned or controlled by GLG BVI including but not limited to Wujiang Luxiang and PFL (see Note 18).

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation and principle of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances have been eliminated upon consolidation.

(b) Consolidation of variable interest entities

As of December 31, 2019, the Company’s business was primarily conducted through its two VIEs,Beijing Tianxing and Huamucheng.

Material terms of the Tianxing VIE Agreements and Huamucheng VIE Agreements are described below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreements Hao Limo provides Beijing Tianxing and Huamucheng with technical support, consulting services and management services on an exclusive basis, utilizing its advantages in technology, human resources, and information, respectively. Additionally, Beijing Tianxing and Huamucheng each granted an irrevocable and exclusive option to Hao Limo to purchase from Beijing Tianxing and Huamucheng, any or all of Beijing Tianxing’s and Huamucheng’s assets at the lowest purchase price permitted under the PRC laws. Should Hao Limo exercise such option, the parties shall enter into a separate asset transfer or similar agreement. For services rendered to Beijing Tianxing and Huamucheng by Hao Limo under this agreement, Hao Limo is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, plus amount of the services fees or ratio decided by the board of directors of Hao Limo based on the value of services rendered by Hao Limo and the actual income of Beijing Tianxing and Huamucheng from time to time, which is substantially equal to all of the net income of Beijing Tianxing and Huamucheng.

The Exclusive Business Cooperation Agreements shall remain in effect for ten years unless it is terminated by Hao Limo with 30-day prior written notice. Beijing Tianxing or Huamucheng do not have the right to terminate the agreement unilaterally. Hao Limo may unilaterally extend the term of these agreements with prior written notice.

Share Pledge Agreement

Pursuant to the Share Pledge Agreements, , the shareholders of Beijing Tianxing and Huamucheng pledged all of their respective equity interests in Beijing Tianxing and Huamucheng to Hao Limo to guarantee the performance of their obligations under the Exclusive Business Cooperation Agreement.

Under the terms of the agreements, in any event of default, including that Beijing Tianxing or the shareholders of Beijing Tianxing, and Huamucheng or the shareholders of Huamucheng breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, Hao Limo, as pledgee, will be entitled to certain rights, including, but not limited to, the right to dispose of the pledged equity interest in accordance with applicable PRC laws. Hao Limo shall have the right to collect any and all dividends declared or generated in connection with the equity interest during the term of pledge.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Beijing Tianxing and Huamucheng. Hao Limo shall cancel or terminate the Share Pledge Agreement upon Beijing Tianxing’s and Huamucheng’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) Consolidation of variable interest entities (continued)

Exclusive Option Agreement

Under the Exclusive Option Agreements, the shareholders of Beijing Tianxing and Humuacheng irrevocably granted Hao Limo (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in Beijing Tianxing and Huamucheng, respectively. The option price is equal to the capital paid in by the shareholders of Beijing Tianxing and Huamucheng subject to any appraisal or restrictions required by applicable PRC laws and regulations.

Both agreements remain effective for a term of ten years and may be renewed at Hao Limo’s election.

Power of Attorneys

Under the Power of Attorney, both the shareholders of Beijing Tianxing and Huamucheng authorized Hao Limo to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association of Beijing Tianxing and Huamucheng, including but not limited to the sale or transfer or pledge or disposition of shares held by the shareholders of Beijing Tianxing and Huamucheng in part or in whole; and (c) designating and appointing on behalf of the shareholders of Beijing Tianxing and Huamucheng the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Beijing Tianxing and Huamucheng.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorneys shall be the same as the term of that of the Exclusive Option Agreements.

This Power of Attorneys are coupled with an interest and shall be irrevocable and continuously valid from the date of execution of these Power of Attorneys, so long as the shareholders of Beijing Tianxing and Huamucheng are shareholders of Beijing Tianxing and Huamucheng, respectively.

Timely Reporting Agreements

To ensure Beijing Tianxing and Huamucheng promptly provide all of the information that Hao Limo and the Company need to file various reports with the SEC, Timely Reporting Agreements were entered between Beijing Tianxing and Huamucheng with the Company , respectively.

Under the Timely Reporting Agreements, Beijing Tianxing and Huamucheng agreed that they are obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreements, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreements. The Tianxing VIE Agreements and Huamucheng VIE Agreement became effective immediately upon their execution.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) Consolidation of variable interest entities (continued)

VIE is an entity that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Hao Limo is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Tianxing and Humucheng, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

Pursuant to the VIE Agreements, Beijing Tianxing and Huamucheng pay service fees equal to all of its net income to Hao Limo. At the same time, Hao Limo is entitled to receive all of expected residual returns. The VIE Agreements are designed so that Beijing Tianxing and Huamucheng operate for the benefit of the Company. Accordingly, the accounts of Beijing Tianxing are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, their financial positions and results of operations are included in the Company’s consolidated financial statements.

In addition, as all of these VIE agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these VIE agreements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these VIE agreements, it may not be able to exert effective control over Beijing Tianxing or Huamucheng and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Beijing Tianxing and its subsidiaries since June 2018, and through Huamucheng since November 2019. Current regulations in China permit Beijing Tianxing and Huamucheng to pay dividends to the Company only out of their accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Beijing Tianxing and Huamucheng to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) Consolidation of variable interest entities (continued)

The following financial statement balances reflect the financial positions of Beijing Tianxing and Huamucheng, which were included in the consolidated balance sheets as of December 31, 2019 and 2018, respectively:

	As of December 31,
	2019			2018
	Beijing Tianxing VIE	Huamucheng VIE	Total	Beijing Tianxing VIE	Huamucheng VIE	Total
	(Car leasing)	(Commodity Trading and Supply Chain Management)		(Car leasing)	(Commodity trading and Supply Chain Management)
Cash	$94,380	$1,730,793	$1,825,173	$991,385	$-	$991,385
Loans receivable from third parties	1,364,125	-	1,364,125	-	-	-
Due from GLG and Hao Limo*	966,882	-	966,882	145,397	-	145,397
Due from related parties	470,154	2,840,729	3,310,883	-	-	-
Other current assets	164,922	2,848	167,770	87,922	-	87,922
Investment in equity investees	562,807	-	562,807	-	-	-
Operating lease assets, net	2,426,109	-	2,426,109	1,634,018	-	1,634,018
Other noncurrent assets	18,186	-	18,186	5,524	-	5,524
Total Assets	$6,067,565	$4,574,370	$10,641,935	$2,864,246	$-	$2,864,246

LIABILITIES
Advances from customers	$15,249	$-	$15,249	$6,209	$-	$6,209
Other current liabilities	218,688	207,834	426,522	102,549	-	102,549
Third parties loans	2,080,941	315,729	2,396,670	218,100	-	218,100
Due to related parties	197,733	166,332	364,065	-	-	-
Due to GLG and Hao Limo **	5,197,531	2,577,356	7,774,887	3,083,324	-	3,083,324
Total Liabilities	$7,710,142	$3,267,251	$10,977,393	$3,410,182	$-	$3,410,182

*	Receivable due from GLG and Hao Limo is eliminated upon consolidation.

**	Payable due to GLG and Hao Limo is eliminated upon consolidation.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) Consolidation of variable interest entities (continued)

The following financial statement amounts reflect the financial performances and cash flows of Beijing Tianxing and Huamucheng, which were included in the consolidated financial statements for the year ended December 31, 2019and 2018, respectively:

	For the years ended December 31,
	2019			2018
	Beijing Tianxing VIE	Huamucheng VIE	Total	Beijing Tianxing VIE	Huamucheng VIE	Total
	(Car leasing)	(Commodity Trading and Supply Chain Management)		(Car leasing)	(Commodity Trading and Supply Chain Management)
Revenue	$1,830,148	$663,013	$2,493,161	$488,062	$-	$488,062
Operating expenses	$(3,092,738)	$(629,044)	$(3,721,782)	$(1,001,154)	$-	$(1,001,154)
Net (loss) income	$(1,631,580)	$44,583	$(1,586,997)	$(536,694)	$-	$(536,694)

	For the years ended December 31,
	2019			2018
	Beijing Tianxing VIE	Huamucheng VIE	Total	Beijing Tianxing VIE	Huamucheng VIE	Total
	(Car leasing)	(commodity Trading and Supply Chain Management)		(Car leasing)	(commodity Trading and Supply Chain Management)
Net Cash Provided by Operating Activities	$1,019,990	$2,677,074	$3,697,064	$2,806,292	$-	$2,806,292
Net Cash Used in by Investing Activities	(3,992,794)	(2,865,070)	(6,857,864)	(2,002,468)	-	(2,002,468)
Net Cash Provided by Financing Activities	2,081,085	1,903,926	3,985,011	226,713	-	226,713
Effect of Exchange Rate Changes on Cash	(5,286)	14,863	9,577	(39,152)	-	(39,152)
Net Increase in Cash	(897,005)	1,730,793	833,788	991,385	-	991,385
Cash at Beginning of Period	991,385	-	991,385	-	-	-
Cash at End of Period	$94,380	$1,730,793	$1,825,173	$991,385	$-	$991,385

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets and investments; (iii) the valuation allowance of deferred tax assets; (iv) estimates of allowance for doubtful accounts, including loans receivable from third parties and related parties, and (v) contingencies and litigation.

(d)	Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. HC High BVI and HC High HK maintain their book and records in US$, which is also their functional currency. The Company’s PRC subsidiaries and VIEs maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

For financial reporting purposes, the financial statements of the PRC subsidiaries and VIEs prepared using RMB, are translated into the Company’s reporting currency, US$, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates, except for the change in accumulated deficit during the year which is the result of the income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

	December 31,	December 31,
	2019	2018

Balance sheet items, except for equity accounts	6.9680	6.8776

	For the Years Ended December 31,
	2019	2018

Items in the statements of operations and comprehensive (loss) income, and statements of cash flows	6.9088	6.6163

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive income (loss).

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Fair value measurement

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The carrying value of financial items of the Company, including cash and cash equivalents, loans receivable due from third parties, due from related parties, third parties loans payable and other current liabilities, approximate their fair values due to their short-term nature. Noncurrent loan receivable due from a third party, a noncurrent related party loan, and investments in financial products are held to their maturities and are carried at amortized cost, which approximates their fair values.

During the year ended December 31, 2018, the Company recorded $166,540 in “Changes in fair value of noncurrent liabilities”. This is related to distribution of the Settlement Shares to the class plaintiffs approved by the Court in December 2017. On January 19, 2018 and April 10, 2018, the Company issued 712,500 and 237,500 class settlement shares (equivalent to 142,500 and 47,500 class settlement shares upon stock reverse split in January 2019), at the market share price of $1.68 and $1.18 per share, respectively. As the Company is a public entity with quoted market price, the fair value of other noncurrent liabilities were classified as level 1. The expenses were accrued by reference to the quoted market share price per share on each reporting date.

The inputs used to measure the estimated fair value of warrants are classified as Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of warrant liabilities is discussed in Note 13.

(f)	Investment security

Investment security represents the Company’s investment in one equity investee that is not accounted for under the equity method or cost method. On June 3, 2019, the Company invested $200,000 into Orient Xingyao (Beijing) Technology Co., Ltd (“Orient Xingyao”), an operator of digital currency marketplace facilitating coin transactions, for 4.22% of its ownership interest. The purpose of this investment is to use the marketplace operated by Orient Xingyao as a channel to promote the Company’s car leasing services to potential customers (see Note 6).

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Investment security (continued)

Prior to the adoption of ASU 2016-01, the cost method was used to account for certain equity investments in privately held companies over which the Company neither has control nor significant influence through investments in common stock or in-substance common stock. Upon the adoption of ASU 2016-01, the Company elected to record a majority of equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019.

For the year ended December 31, 2019, Orient Xingyao suffered net losses and working capital deficit, and the Company’s management assessed it was remote for Orient Xingyao to make profit within the foreseeable future. As a result, the Company determined that the loss is other-than-temporary, and accordingly, a full impairment of $200,000 has been applied against the Company’s investment security as of December 31, 2019, which was reflected in the consolidated statements of operation and comprehensive income (loss).

(g)	Investments in equity investees

On June 28, 2019 and July 4, 2019, the Company invested $287,026 (RMB 2,000,000) each to acquire 40% of the ownership interests in Chendu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”), Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”) and Shanghai Yaoku Technology Co., Ltd. (“Shanghai Yaoku”), respectively, with the remaining 60% of the ownership interest held by unrelated parties in each of these investees. The purpose of such investment is to establish a cooperative business partnership with these investees and utilize their marketing strength and customer network to bring in more customers for the Company’s car leasing services in Chengdu and Shanghai markets.

In addition, on December 17, 2019, the Company issued 1,253,814 shares of common stock to acquire 20% of the equity ownership interest in Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”) for the purpose of promoting car leasing business in Zhejiang province (see Note 7).

In accordance with ASC 323 “Investments — Equity Method and Joint Ventures,”, the Company accounted for the above mentioned investments using equity method, because the Company has significant influence but does not own a majority equity interest or otherwise control over these equity investees.

Under the equity method, the Company’s share of the post-acquisition profits or losses of the equity investee is recognized in the consolidated statements of operations and its share of post-acquisition movements in accumulated other comprehensive income (loss) is recognized in other comprehensive income (loss). The Company records its share of the results of the equity investees on a one quarter in arrears basis. The excess of the carrying amount of the investment over the underlying equity in net assets of the equity investee represents goodwill and intangible assets acquired, if applicable. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Investments in financial products

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund (“PE fund”) in order to earn investment income. These financial products bear variable return rate and are redeemable on each anniversary after the Company’s initial investment (see Note 8).

In accordance with ASU 2016-01, the Company accounts for its investments in financial products using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019.

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

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. For the years ended December 31, 2019 and 2018, we provided impairment of $148,143 and $184,645, respectively, for several of our operating lease assets, because, by reference to the market price, we determined the fair value of these used luxurious cars was below the original carrying amount of the leased asset. We recognize rental income on our operating leases when collection is reasonably assured.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. For the years ended December 31, 2019 and 2018, the Company generated income from operating lease of $1,830,148 and $488,062, respectively.

(k)	Operating lease as a lessee

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company leases its offices which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets as of December 31, 2019.

(l)	Revenue recognition

The Company generates income or revenue from the following source (1) income from operating lease of luxurious cars, which is accounted for in accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term. (2) Revenue associated with commodity trading and revenue associated with supply chain management services are accounted for in accordance with ASC 606.

On January 1, 2019, the Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. This new guidance provides a five-step analysis in determining when and how revenue is recognized. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has assessed the impact of the new guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Revenue recognition (continued)

Revenue from sales of commodity products

In December 2019, the Company started its commodity trading business through its VIE Huamucheng. The commodity trading business primarily involves purchasing non-ferrous metal product (such as aluminium ingots, copper, silver, and gold) from upstream metal and mineral suppliers and then selling to downstream customers. The Company makes advance payments to upstream suppliers to purchase the metal products, requests suppliers to ship products to designated warehouse. Upon obtaining purchase orders and receipt of full advance payments from downstream customers, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month.

The Company’s contracts with customers for metal commodity trading are fixed-price contracts. The Company does not grant customers with incentives or return rights, and therefore, there is no variable considerations derived from the contracts. The Company acts as the principal because the Company is responsible for fulfilling the promise to provide the specified metal products to customers, is subject to inventory risk before the product ownership and risk are transferred and has the discretion in establishing prices. As a result, revenue is recognized on a gross basis. The Company recognizes revenue when the product ownership is transferred to its customers.

Since this is a relatively new line of business, the Company only sold non-ferrous metal products to one customer in December 2019 and generated revenue of 100,247 for the year ended December 31, 2019.

Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, in December 2019, the Company launched its supply chain management service business as defined below:

Loan recommendation service fees

The Company recommends customers who have financing need for commodity trading to various financial institutions and assist these customers to obtain loans from the financial institutions. The Company’s services include conducting customer screening and credit check, matching customer with right financial institution and assisting in customer’s applications and related paperwork etc. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. For the year ended December 31, 2019, the Company earned $323,623 from loan recommendation services.

Distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the year ended December 31, 2019, the Company earned distribution service fees $238,963 from facilitating such sales transactions.

Contract assets and liabilities

As of December 31, 2019 and 2018, other than advances from customers, the Company had no other material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Revenue recognition (continued)

Disaggregation of revenue

The Company disaggregates its revenue from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2019	2018

Income from operating lease	$1,830,148	$488,062
Revenue from commodity sales and supply management services:
Revenue from sales of commodity products	100,427	-
Revenue from supply loan recommendation service fees	323,623	-
Revenue from distribution service fees	238,963	-
Subtotal of revenue from commodity sales and supply management services	663,013	-

Total revenue	$2,493,161	$488,062

(m)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2019 and 2018. As of December 31, 2019, all of the Company’s income tax returns for the tax years ended December 31, 2014 through December 31, 2018 remain open for statutory examination by relevant tax authorities.

(n)	(Loss) Income per share

Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is the same as basic (loss) income per share due to the lack of dilutive items in the Company for the years ended December 31, 2019 and 2018. The number of warrants is excluded from the computation because of its anti-dilutive effect.

(o)	Share-based awards

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Share-based awards (continued)

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

The Company issued warrants to four individuals in private placements and to three external investors in registered direct offering, through which the Company issued both common shares and warrants as separable units, and both instrument is registered when issued. Warrants requiring share settlement are classified as equity (Note 13).

(q)	Reclassification

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation, including reclassification of third-party loans payable out of other current liabilities, and reclassification of certain selling, general and administrative expenses to conform with the 2019 presentation. These reclassifications have no impact on the total liabilities and total operating expenses as of and for the year ended December 31, 2018.

(r)	Recent accounting pronouncement

Recently announced accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Its mandatory effective dates are as follows: 1. Public business entities that meet the definition of an SEC filer for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; 2. All other public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years; and 3. All other entities (private companies, not-for-profit organizations, and employee benefit plans) for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. On November 15, 2019, FASB issued ASU 2019-10 which provides a framework to stagger effective dates for future major accounting standards (including ASC 326 Financial instrument-credit losses) and amends the effective dates to give implementation relief to certain type of entities: 1. Public business entities that meet the definition of an SEC filer, excluding entities eligible to be Smaller Reporting Companies, or SRC, as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; and 2. All other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an “emerging growth company,” or EGC, the Company has elected to take advantage of the extended transition period provided in the Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards applicable to private companies. The Company will adopt ASU 2016-13 and its related amendments effective January 1, 2023, and the Company is in the process of evaluating the potential effect on its consolidated financial statements.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r)	Recent accounting pronouncement (continued)

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, policies for timing of transfers between different levels for fair value measurements, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

In October 2018, the FASB issued ASU2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 expands the accounting alternative that allows private companies the election not to apply the variable interest entity guidance to qualifying common control leasing arrangements. ASU 2018-17 broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements). ASU 2018-17 also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The amendments are effective for public business entities for fiscal years ending after December 15, 2019. Early adoption is permitted. The Company is currently assessing the timing and impact of adoption of this ASU to its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” Apart from the amendments to ASU 2016-13 as mentioned below, the ASU also included subsequent amendments to ASU 2016-01, which we adopted in January 1, 2018. The guidance in relation to the amendments to ASU 2016-01 is effective for us for the year ending December 31, 2020 and interim reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. We adopted the new guidance beginning on January 1, 2019. The adoption of this guidance did not have a material impact on our financial position, results of operations and cash flows.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r)	Recent accounting pronouncement (continued)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (ASC Topic 842) that amends the accounting guidance on leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We adopted this accounting standard effective January 1, 2019, using the optional transition method with no restatement of comparative periods.. Our adoption of the new standard did not result in a cumulative effect adjustment to retained earnings.

Consequently, upon adoption and as of December 31, 2019, we recognized right-of-use lease assets, net of $41,188 and operating lease liabilities of $nil (Note 16).

3.	LIQUIDITY

For the year ended December 31, 2019, the Company incurred net loss from continuing operations of approximately $6.94 million, and reported cash outflows of approximately $2.17 million from operating activities. These factors caused concern as to the Company’s liquidity as of December 31, 2019.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of December 31, 2019, the Company had cash balance of $2,446,683 and a positive working capital of $2,444,466. As of December 31, 2019, the Company’s balance sheets also reflected current third-party loans receivable of $1,955,697 and due from related parties of $3,310,883. As of the date of filing, the $3,310,883 due from related parties balance has been fully collected. The Company also terminated certain third-party loan receivable contracts and collected approximately $1.0 million loans receivable from these third-parties. The Company’s Board of Directors passed a resolution to require the   remaining balance of loans receivable from third-parties to be collected by June 30, 2020 (see Note 5). The collection of the third-party loans receivable and balances due from related parties increased the available cash to be used as the Company’s working capital. As of December 31, 2019, the Company’s major current liabilities included third party loans payable of $2,367,967, due to related parties of $1,017,362   and subscription advance from shareholders of $1,600,000. The Company believes that most of these third party loan payables can be renewed or extended upon maturity based on the Company’s good relationship with these third parties. The Company’s due to related parties balance can also be extended upon demand and remain interest free. The Company’s Chief Executive Officer and major shareholder also pledged to provide continuous financial support to the Company for at least next 12 months from the date of this filing. The subscription advance from shareholders of $1,600,000 will be settled by issuance of common stocks rather than in cash. During the year ended December 31, 2019, the Company was able to raise funds from equity financing, including $4.65 million from direct registered offerings, and $2.19 million from private placement transactions. Subsequently, in January 2020, the Company entered into additional private placement agreement with certain private investors and issued 15,000,000 shares of common stock at $0.90 per share and also sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On April 14 and 15, 2020, the holders of Notes exercised warrants and paid cash consideration of $36,000,000   to the Company. Total equity financing from this transaction was $79.5 million. The Company received $79.5 million proceeds by April 15, 2020 (see Note 20). The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, operating lease income, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

The Company’s ability to support its operating and capital expenditure commitments will depend on its future performance, which will be subject in part to general economic, competitive and other factors beyond its control. Recent COVID-19 outbreak and spread is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. Due to COVID-19 outbreak, the Company’s facilities remained closed or had limited business operations after the Chinese New Year holiday until early March 2020. In addition, COVID-19 has caused severe disruptions in transportation, limited access to the Company’s facilities and limited support from workforce employed in the Company’s operations, and as a result, the Company may experience the inability to lease its luxurious cars to customers or delay the delivery of the metal products to customers. Although the Company has taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and have resumed its normal business activities in early March 2020, it is expected that the Company will generate a lower amount of revenue and profit during the period from February to April 2020. The extent to which the coronavirus impacts the Company’s operation results for fiscal year 2020 will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, all of which is uncertain at this point.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS

(a)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2019, approximately $46,500 was deposited with a bank in the United States which was insured by the government up to $250,000. As of December 31, 2019 and 2018, approximately $2,399,300 and $1,067,700, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately$46,500 which was in U.S. dollars as of December 31, 2019, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	RISKS (continued)

(c)	Foreign currency risk (continued)

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

It is possible that the Company’s VIE agreements with Beijing Tianxing, and Huamucheng would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIEs. Consequently, the VIEs’ results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position, and operating performance would be materially adversely affected.

(e) Other risk

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, such as the COVID-19 outbreak and spread, which could significantly disrupt the Company’s operations (see Note 20- Subsequent Events ).

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	December 31,	December 31,
	2019	2018

Loans receivable from third parties	$2,005,927	$-
Less: loan receivable from third parties, current	1,955,697	-
Loan receivable from a third party, noncurrent	$50,230	$-

During the year ended December 31, 2019, the Company entered into loan agreements with ten third parties and advanced an aggregate of approximately $2.2   million to these third parties as interest-bearing loans, with loan principal and interest payment due through August 2021. The interest rate ranges between 9% and 16% per annum. Management periodically assesses the collectability of these third-party loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2019, there was no allowance recorded as the Company considers all of the loans receivable fully collectible. In March and April 2020, the Company terminated certain third-party loan receivable contracts and collected approximately $1.0 million loans receivable from these third-parties. The Company’s Board of Directors also passed a resolution to require the remaining balance of loans receivable from third-parties to be collected by June 30, 2020.

Interest income of $134,570 was accrued for the year ended December 31, 2019. As of December 31, 2019, the Company recorded an interest receivable of $133,742 as reflected under “other current assets” in the consolidated balance sheets.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INVESTMENT SECURITY

As of December 31, 2019, the Company had investment security of $200,000 in one privately held company, Orient Xingyao, over which the Company owns 4.22% equity interest, with remaining 95.78% equity interest owned by unrelated third parties. Orient Xingyao owns a marketplace facilitating coin transactions. The purpose of the Company’s investment is to utilize the marketplace held by Orient Xinyao as a channel to promote the Company’s car leasing services to potential customers. The Company neither has control nor significant influence through investments in common stock or in-substance common stock.

As of December 31, 2019, based on the financial condition and operating performance of Orient Xinyao, it suffered significant net loss and working capital deficit. Management assessed that the likelihood of future profitability of Orient Xinyao is remote, and the fair value of the Company’s investment security is below its carrying value. As a result, a full impairment loss of $200,000 has been applied against this investment. as reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

7.	INVESTMENTS IN EQUITY INVESTEES

As of December 31, 2019, the Company’s investments in equity investees were comprised of the following:

	Investment	% of ownership	Investment dates

Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	$287,026	40%	June 28, 2019
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	287,026	40%	July 4, 2019
Shanghai Yaoku Technology Co., Ltd. (“Shanghai Yaoku”)	287,026	40%	July 4, 2019
Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”)	2,219,251	20%	December 17, 2019
	3,080,329
Less: Impairment on investment in Shanghai Yaoku	(287,026)
Impairment on investment in Hangzhou Yihe	(1,809,251)
Share of results of equity investees	(11,245)
	$972,807

In order to expand the Company’s car leasing business into extended geographic areas, on June 28, 2019 and July 4, 2019, the Company entered into investment agreements with Chengdu Jianluo, Shangha Huxin and Shanghai Yaoku, to invest $287,026 (RMB 2,000,000), $287,026 (RMB 2,000,000) and $287,026 (RMB 2,000,000), for 40% of the ownership interest in each of these three investees, respectively. The purpose of such investment is to establish a cooperative business partnership with these investees and utilize their marketing strength and customer network to bring in more customers for the Company’s car leasing services in Chengdu and Shanghai markets.

In addition, on October 14, 2019, the Company entered into an agreement with Hangzhou Yihe and agreed to issue 1,253,814 shares of the Company’s common stock to acquire 20% equity interest in Hangzhou Yihe. Hangzhou Yihe was engaged in car leasing business, and the acquisition was for the purpose of producing synergy between the Company and Hangzhou Yihe so as to promote car leasing business in Zhejiang province.

On December 17, 2019, upon receipt of NASDAQ approval, the Company issued 1,253,814 shares of its common stock, which was valued at $2,219,251 based on the closing share price of the Company’s common stock at the date of issuance. As of December 31, 2019, the fair value of the 20% equity interest of Hangzhou Yihe was determined to be $410,000 due to recurring losses of Hangzhou Yihe, the Company recorded an investment impairment loss of $1,809,251 as a result of this transaction, which was reflected in the consolidated statements of operation and comprehensive income (loss).

As of December 31, 2019, based on the financial condition and operating performance of Shanghai Yaoku, it reported significant net loss and large balance of uncollectible accounts receivable. As a result, the shareholders of Shanghai Yaoku made a decision to dissolve its business in early 2020. Given the Company’s investment loss in Shanghai Yaoku and the uncertainty surrounding its de-registration, management assessed that the likelihood of salvaging the investment in Shanghai Yaoku is remote, as a result, a full impairment loss of $287,026 has been applied against this investment, as reflected in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS IN EQUITY INVESTEES (continued)

For the Company’s investment in Chengdu Jianlo and Shanghai Huxin, no material impairment indicator noted as of December 31, 2019.

For the year ended December 31, 2019, equity investment loss of $11,342 has been reported in connection with the Company’s equity investment in Chengdu Jianluo and Shanghai Huxin.

8.	INVESTMENTS IN FINANCIAL PRODUCTS

On May 28, 2019, the Company entered into a financial product investment agreement with Harrison Fund, a private equity fund (“PE Fund”) with a total investment amount of $1,000,000 for three years. The purpose of this investment is to earn interest income. The PE Fund will invest the Company’s cash in certain portfolio of financial instruments, including money market funds, private fund, bonds or mutual funds, with variable rates of return on the investment. The interest earned will be recognized in the consolidated statements of income and comprehensive income over the contractual term of this investment on an annual basis, and to be paid to the Company upon maturity of this investment.

On April 6, 2020, we filed a law suit against Harrison Fund in California seeking the full refund of the $1,000,000 investment because we identified problematic information in Harrison Fund’s brochure. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal costs, remains uncertain. Therefore we recorded a full investment impairment loss of $1,000,000, which was reflected in the consolidated statements of operation and comprehensive income (loss).

9.	OPERATING LEASE ASSETS, NET

As of December 31, 2019, the Company had investments in eleven used luxurious cars. During the year ended December 31, 2019, the Company disposed of three used luxurious cars with original costs aggregating $811,998, and accumulated depreciation expenses aggregating $18,678. The Company earned a gain of $6,165 from the disposal.

The Company, by reference to the market price, determined the fair value of four used luxurious cars as of December 31, 2019, and one used luxurious car as of December 31, 2018, was below the original carrying amount of the leased asset and had accumulated impairment of $322,210 and $177,630, respectively. For the years ended December 31, 2019 and 2018, the Company accrued impairment of $148,143 and $184,645, respectively, for these operating lease assets.

As of the December 31, 2019, the balance of the used luxurious cars is comprised of the following:

	December 31,	December 31,
	2019	2018

Used luxurious cars	$2,795,136	$1,728,538
Less: accumulated depreciation	(369,027)	(94,520)
	$2,426,109	$1,634,018

For the years ended December 31, 2019 and 2018, the Company charged depreciation expenses of $296,933 and $101,654 on used luxurious cars, respectively.

In July 2019, the Company transferred two used luxurious cars to Chendu Jianluo, a 40% equity investee, in exchange for consideration of $473,374. The original cost of these cars aggregated $481,917, and the accumulated depreciation expenses aggregated $12,565. The Company did not record any gain or loss from the transfer (see Note 13)

As of December 31, 2019, eight used luxurious cars with an aggregated carrying amount of $1,980,899 were pledged for borrowings from third parties (see Note 10).

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	THIRD PARTIES LOANS PAYABLE

	December 31,	December 31,
	2019	2018

Third parties loans payable	$2,367,967	$218,100

As of December 31, 2019 and 2018, the Company had borrowings of $2,367,967 and $218,100 from seven and two third parties, respectively. The borrowings were due through December 2020. The purpose of such borrowings was to use the fund to purchase used luxurious cars. The interest rate charged on the borrowings ranged between 7% and 11.5%. For the years ended December 31, 2019 and 2018, the Company accrued interest expenses of $158,824 and $22,843 on the borrowings, respectively.

As of December 31, 2019, eight used luxurious cars with an aggregated carrying amount of $1,980,899 were pledged for borrowings from third parties (see Note 9).

11.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.80. As of December 31, 2019, the Company received the proceeds of $1,600,000 in advance from these investors and recorded the amount as “stock subscription advance from shareholder”. On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers (see Note 20 Subsequent event)

12.	OTHER CURRENT LIABILITIES

	December 31,	December 31,
	2019	2018

Other payable	$128,301	$76,749
Accrued interest expenses	117,554	-
Deposit payable	64,342	-
Accrued litigation fees	-	82,500
Accrued payroll and benefit	49,690	17,983
Other tax payable	39,692	7,817
Others	20,522	-
Other current liabilities	$420,101	$185,049

13.	CAPITAL TRANSACTIONS

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $0.001 per share.

As of December 31, 2018, there were 25,119,532 shares of common stock issued and outstanding. On January 11, 2019, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware and effected a 1 for 5 reverse stock split (the “Reverse Split”) of the shares of the Company’s issued and outstanding common stock, par value $0.001. As a result of the Reverse Split, all references to numbers of common shares and per-share data in the accompanying consolidated financial statements have been adjusted to reflect such reverse split on a retrospective basis. As such, the 25,119,532 shares issued and outstanding as of December 31, 2018 decreased to 5,023,906 shares.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CAPITAL TRANSACTIONS (continued)

Common stocks issued to service providers

On March 8, 2019, the Company granted 502,391 restricted share units (“RSU”), at $1.76 per share based on the market price of the Company’s common stock on the same date, to certain individual service providers as compensation for various services provided for the three months ended March 31, 2019. These services  include asset management consulting services, tax consulting services, customer relationship services, valuation services and IT services. The restricted shares are fully vested while the transferability is restricted until September 5, 2019.

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CAPITAL TRANSACTIONS (continued)

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

Common stock issued to acquire equity interest in Yihe

As disclosed in Note 7, on December 17, 2019, the Company acquired 20% equity interest in Hangzhou Yihe by issuance of 1,253,814 shares of common stock at per share price of $1.77. Hangzhou Yihe was engaged in car leasing business, and the acquisition was for the purpose of producing synergy between the Company and the equity investee so as to promote car leasing business in Zhejiang province.

Common stock issued in private placement

On October 8, 2019, the Company entered into certain securities purchase agreements with certain investors, pursuant to which the Company agreed to sell an aggregate of 1,685,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.35 (the “Offering”). The net proceeds to the Company from such Offering was approximately $589,750.

As of December 31, 2019 and 2018, the Company had 11,585,111 shares and 5,023,906 shares issued and outstanding, respectively.

Warrants

A summary of warrants activity for the year ended December 31, 2019 was as follows:

	Number of shares	Weighted average life	Expiration dates

Balance of warrants outstanding as of December 31, 2018	273,370	3.94 years
Grants of Warrants on April 11, 2019	1,680,000	5 years	April 15, 2024
Grants of Warrants on May 20 2019	1,080,000	5.5 years	November 23, 2024
Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CAPITAL TRANSACTIONS (continued)

Warrants (continued)

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended December 31,
	2019	2018

Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$(6,933,950)	$7,647,157

Weighted Average Shares Outstanding-Basic and Diluted	7,776,306	4,596,116

Income (loss) per share - basic and diluted	$(0.89)	$1.67
Net loss per share from continuing operations – basic and diluted	$(0.89)	$(0.50)
Net income per share from discontinued operations – basic and diluted	$-	$2.17

On January 11, 2019, the Company amended the certificate of incorporation to effect a one-for-five reverse stock split of our issued and outstanding shares of common stock. All references to numbers of common shares and per-share data in the accompanying consolidated financial statements have been adjusted to reflect such reverse split on a retrospective basis. As such, the weighted average shares outstanding – basic and diluted of 24,595,612 shares issued and outstanding as for the year ended December 31, 2018 decreased to 4,596,116 shares issued and outstanding.

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2019 and 2018. The number of warrants is excluded from the computation as the anti-dilutive effect.

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

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

Income tax (expenses) benefits consist of the following:

	For the Years Ended December 31,
	2019	2018

Current income tax (expenses) benefits	$(14,861)	$104,024
Deferred income tax expenses	-	-
Income tax (expenses) benefits	$(14,861)	$104,024

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2019 and 2018, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2019.

	December 31,	December 31,
	2019	2018

Net operating loss carryforwards in the PRC	$485,507	$179,518
Federal Net operating loss carryforwards in the U.S.	1,421,677	947,981
State Net operating loss carryforwards in the U.S.	880,086	586,845
Impairment of operating lease assets	80,553	-
Impairment of investments	703,699	-
Equity investment loss	2,811	-
Less: valuation allowance	(3,574,333)	(1,714,344)
	$-	$-

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2019	2018

PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	(3.05)%	(2.82)%
Effect of valuation allowance for deferred tax assets	(22.16)%	(22.22)%
Tax benefits from intra-period tax allocation from discontinued operations	-	4.33%
Effective tax rate	(0.21)%	(4.29)%

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2019 and 2018 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1) Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of an entity over which the Company exercised significant influence
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of the Company

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

2) Balances with related parties

Due from related parties

		December 31,	December 31,
	Related party relationship	2019	2018

Chengdu Jianluo (i)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence	$452,346	$-
Shanghai Huxin (ii)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence	17,809	-
Qianhai Baiyu (iii)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng	2,840,728	-)
Total Due from related parties		$3,310,883	$-

(i)	The balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $469,352, netting off against car-related fees due to the related party of $17,006. The balance was fully collected as of the date of this report.

(ii)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate. The balance was fully collected as of the date of this report.

(iii)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. Interest income amounted to $25,537 for the year ended December 31, 2019. The balance of due from Qianhai Baiyu is fully collected as of the date of this report.

The Company does not plan to provide loans with related parties going forward.

Due to related parties

		December 31,	December 31,
	Related party relationship	2019	2018

Jiaxi Gao (i)	Chief Executive Office of the Company prior to January 9, 2020	$8,134	$-
Guotao Deng (i)	Legal representative of an entity over which the Company exercised significant influence	1,435	-
Tao Sun	Senior Management of the Company	4,206	-
Lu Zhao (ii)	Senior Management of the Company	33,269
Guangzhou Chengji (ii)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company	970,318	-
		$1,017,362	$-

(i)	The balances due to Jiaxin Gao, Guotao Deng and Tao Sun represents the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

(ii)	The balance due to Lu Zhao consisted of the operating expenses of $2,870 paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest of $30,399 due to the related party. The loan has an interest rate of 10% per annum with a maturity date of December 30, 2020.

(iii)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020.

Related party loan, noncurrent

		December 31,	December 31,
	Related party relationship	2019	2018

Tao Sun	Senior Management of the Company	$152,124	$-

The balance of related party loan was payable in September 2022, with an interest rate of 9.5% per annum.

For the above mentioned related party borrowings, interest expense amounted to $4,242 for the year ended December 31, 2019.

3) Transactions with related parties

-	Purchase from a related party and cost of revenue associated with commodity trading business

In December 2019, the Company purchased aluminum ingots of $100,180 from Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. For the year ended December 31, 2019, the Company sold all aluminum ingots to customers and recorded cost of revenues of $100,180 associated with commodity product sales.

-	Services provided by a related party and cost of revenue associated with supply chain management services

In connection with the Company’s supply chain management services provided customers, a related party Qianhai Baiyu provided related services to support the Company’s loan recommendation services provided to customers and distribution services provided to suppliers. For the year ended December 31, 2019, the Company reported cost of revenue of $489,231 associated with the supply chain management services related to the support from Qianhai Baiyu.

-	Issuance of restricted shares to a related party

On March 8, 2019, the Company issued 133,333 restricted shares to Mr. Shun Li, the legal representative of Beijing Tianxing, for his management consulting services provided during January 15, 2019 and March 31, 2019. The restricted shares are fully vested while the transferability is restricted until September 5, 2019. The fair value of the services provided was in in the total amount of $234,666, at a per share price of $1.76 at the market price of the grant date (see Note 13).

-	Transfer of operating lease assets to a related party

In July 2019, the Company transferred two used luxurious cars to Chendu Jianluo, a 40% equity investee, in exchange for consideration of $473,374. The original cost of the car aggregated $481,917, and the accumulated depreciation expenses aggregated $12,565. The Company did not record any gain or loss from the transfer (see Note 9).

-	Lending to a related party

From December 2, 2019 to December 31, 2019, the Company lent loans aggregating $2,839,533 to Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of the Company. The Company charged the related party interest rates 10% per annum. For the year ended December 31, 2019, the Company recognized interest income of $25,537.

-	Borrowings from related parties

On September 2, 2019, the Company entered into a loan agreement with Mr. Tao Sun, a senior management of the Company, to borrow $153,428 for a period from September 16, 2019 through September 15, 2022. The interest rate charged on the borrowing was 7.5%. For the year ended December 31, 2019, the Company was charged interest expenses of $4,242.

On December 25, 2019, the Company entered into a loan agreement with Mr. Lu Zhao, a senior management of the Company, to borrow $30,659 for a period from December 25, 2019 through December 24, 2020. The interest rate charged on the borrowing was 10%. As the loan was borrowed on December 31, 2019, the Company incurred minimal interest expenses on the loan.

On October 1, 2019, Hao Limo and Guangzhou Chengji, which is controlled by Mr. Weicheng Pan who is an independent director of the Company, entered into a loan agreement, under which Guangzhou Chengji will lend to Hao Limo up to $1,300,000. The Loan has an annual interest rate of 8% and a maturity date of September 4, 2020. For the year ended December 31, 2019, the Company borrowed a loan of $978,632. As the loan was borrowed on December 25, 2019, the Company incurred minimal interest expenses on the loan.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SEGMENT REPORTING

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different services. For the year ended December 31, 2019, the Company has two operating business lines, including business with metal products trading and supply chain management services business conducted by Huamucheng (“Commodity Trading and Supply Chain Management Services”) and used luxurious car leasing business (“Used Car Leasing”) conducted by Beijing Tianxing. Based on management’s assessment, the Company has determined that the two operating business lines are two operating segments as defined by ASC 280. For the year ended December 31, 2018, the Company has one operating business line and one reporting unit.

The following table presents summary information by segment for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019
	Used Car Leasing Business Under Tianxing VIE	Commodity Trading and Supply Chain Management Services Under Huamucheng VIE	Unallocated	Total
Revenue	$1,830,148	$663,013	$-	$2,493,161
Cost of revenue and related tax	(1,544,120)	(589,411)	-	(2,133,531)
Gross profit	$286,028	$73,602	$-	$359,630
Interest (expense) income, net	$(68,162)	$25,475	$42,030	$(657)
Depreciation	$(2,326)	$-	$-	$(2,326)
Capital expenditures	$(2,066,148)	$-	$-	$(2,066,148)
Income tax expense	$-	$(14,861)	$-	$(14,861)
Segment profit (loss)	$(1,631,580)	$44,583	$(5,355,525)	$(6,942,522)
Segment assets as of December 31, 2019	$6,067,565	$4,574,370	$746,465	$11,388,400

	For the Year Ended December 31, 2018
	Used Car Leasing Business Under Tianxing VIE	Commodity Trading and Supply Chain Management Services Under Huamucheng VIE	Unallocated	Total
Revenue	$488,062	$-	$-	$488,062
Cost of revenue and related tax	(71,252)	-	-	(71,252)
Gross profit	$416,810	$-	$-	$416,810
Interest (expense) income, net	$(20,157)	$-	$-	$(20,157)
Depreciation	$(1,001)	$-	$-	$(1,001)
Capital expenditures	$(2,124,220)	$-	$-	$(2,124,220)
Income tax (expense) benefits	$104,024	$-	$-	$104,024
Segment profit (loss)	$(2,320,472)	$-	$-	$(2,320,472)
Segment assets as of December 31, 2018	$3,211,580	$-	$-	$3,211,580

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	COMMITMENTS AND CONTINGENCIES

1	Lease Commitments

The Company adopted the Topic 842 on January 1, 2019 using a modified retrospective approach.

The Company’s VIEs lease their offices which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company leases offices space with terms ranging from one to two years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate.

As of December 31, 2019, the Company had one lease contract with lease expiration in September 2020. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The weighted average remaining lease term for the operating lease is 0.71 year and discount rate is 4.75%.

As of December 31, 2019, the Company had net right-of-use lease assets of $41,188, and lease liabilities of $nil. The weighted average remaining lease term for the operating lease is 0.71 year and discount rate of 4.75%.

During the year ended December 31, 2019 and 2018, the Company incurred total operating lease expenses of $78,957 and $65,297, respectively.

In December 2019, the Company entered into an office lease agreement and a warehouse lease agreement with two third party lessors. The office lease agreement took effective on January 1, 2020 and will expire on June 30, 2021. The monthly rental fee is $24,089, payable on a monthly basis. The warehouse lease agreement took effective on January 1, 2020 and will expire on December 31, 2020. The warehouse rental fee was calculated on a monthly basis, determined by the volume of stored precious metal products, and storage dates.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	COMMITMENTS AND CONTINGENCIES (continued)

2	Contingencies

a	2015 Derivative Action

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint against the Company, allegeing that the Company and its former officers and directors violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints.

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

b	2017 Arbitration with Sorghum

On December 21, 2017, the Company delivered notice (“Notice”) to Sorghum notifying Sorghum that certain recent actions of Sorghum constituted breaches of Sorghum’s covenants under the Exchange Agreement. Specifically, we believe that Sorghum is in breach of Section 6.9 (a and Section 6.11 (b of the Exchange Agreement which required Sorghum to use commercially reasonable efforts and to cooperate fully with the other parties to consummate the transactions contemplated by the Exchange Agreement and to make its directors, officers and employees available in connection with responding in a timely manner to SEC comments. According to the terms of the Exchange Agreement, the Company is entitled to terminate the Exchange Agreement if the breach is not cured within twenty (20 days after the Notice is provided to Sorghum.

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand” with the American Arbitration Association (“AAA” against Sorghum in connection with Sorghum’s breach of the Exchange Agreement.

On July 30, 2018, Arbitrator entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,521.50 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal was scheduled to be mediated on November 20, 2019. On November 15, 2019, the Company withdrew its appeal filed June 5, 2019, upon the stipulation of the parties and accordingly, the arbitration award is deemed to be vacated.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	COMMITMENTS AND CONTINGENCIES (continued)

c	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

On August 2, 2018, the Company became party to an action filed by Shanghai Nonobank Financial Information Service Co. Ltd. (“Plaintiff”) in the Supreme Court for the State of New York, New York County (“NY Supreme Court” (Index No. 653834/2018 (the “Action”). Plaintiff’s complaint seeks to recover approximately $3.5 million of Plaintiff’s funds that were allegedly required to be held in escrow in New York pursuant to an agreement by and between Plaintiff, Yang Jie and Yi Lin  (the “Complaint”). Plaintiff has alleged that the funds were required to be held in escrow in a New York attorney trust account pending the alleged consummation of a merger between Plaintiff’s parent company and the Company. Plaintiff alleged two causes of action against the Company for fraud/fraudulent inducement and conversion. On August 30, 2018, the Company filed a motion to dismiss Plaintiff’s causes of action against the Company. The Court has scheduled oral arguments on the Company’s motion to dismiss for May 1, 2019.

On July 15, 2019, the Company received a copy of the decision and order the Court entered on July 12, 2019, granting the Company’s motion to dismiss the Complaint in its entirety as against the Company without prejudice, with costs and disbursements to the Company as taxed by the Clerk of the Court, and the Clerk is directed to enter judgment accordingly in favor of the Company.

d	2020 Court Matter with Harrison Fund

On April 6, 2020, the Company filed a law suit against Harrison Fund, LLC (“Harrison Fund”) in the United States District Court for the Northern District of California (the “District Court”) (Case No. 3:20-cv-2307). The Company had invested $1,000,000 in Harrison Fund around May 2019. However, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented on Harrison Fund’s brochure appeared to be problematic. The Company demanded a return of its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed the complaint against Harrison Fund seeking to recover the $1,000,000 investment.

19.	DISPOSITION OF GLG BVI

On June 19, 2018, the Company, HK Xu Ding Co., Limited, a private limited company duly organized under the laws of Hong Kong (the “Purchaser” and CCCR International Investment Ltd., a business company incorporated in the British Virgin Islands with limited liability (“GLG BVI” entered into certain Share Purchase Agreement (the “Purchase Agreement”. Pursuant to the Purchase Agreement, the Purchaser agreed to purchase GLG BVI in exchange of cash purchase price of $500,000. The consideration was paid in the year ended December 31, 2018.

In accordance with ASC 205-20-45, GLG BVI met the criteria as a discontinued operation. The assets relevant to the sale of GLG BVI with a carrying value of $6.2 million were classified as assets held for sale as of June 19, 2018. The liabilities relevant to the sale of GLG BVI with a carrying value of $10.5 million were classified as liabilities held for sale as of June 19, 2018. A net gain of $9.7 million was recognized as the net gain from disposal of discontinued operation in 2018.

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018:

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	DISPOSITION OF GLG BVI (continued)

	For the Years Ended December 31,
	2019	2018
Discontinued Operations
Total interest and fees income	$-	$106,985
Reversal of provision for loan losses and financing lease losses	-	417,600
Reversal of provision of (Provision for financial guarantee services	-	(104,229
Non-interest expenses	-	(142,600
Net gain from discontinued operations	-	9,689,873
Net income from discontinued operations	$-	$9,967,629

Total operating cash flows provided by discontinued operations for the year ended December 31, 2018 was $1,769,566. The operating cash flows provided by discontinued operations was mainly caused by net loss incurred by discontinued operations of $277,756 and increased receivables due from the Company of $1.2 million.

Total investing cash flows used in discontinued operations for the years ended December 31, 2018 was $1,270,070. The cash provided by investing activities for the years ended December 31, 2018 was net effects of disbursement of loans to third parties of $3,391,907 against collection of $1,943,958 from third party customers of direct loan services.

20.	REGAIN COMPLIANCE WITH NASDAQ LISTING RULE

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

On December 11, 2019, the Company received a written notification from the Nasdaq Stock Market Listing Qualifications Staff, indicating that the Company has regained compliance with the bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) based on the closing bid price of the Company’s common stock being at $1.00 per share or greater for 10 consecutive business days from November 26 to December 10, 2019.

21.	SUBSEQUENT EVENTS

(1)	Entry into Share Purchase Agreement for Private Placements

On January 22, 2020, the Company entered into certain securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share purchase price of $0.90. The transaction was consummated on March 23, 2020 and the Company received proceeds of $13,500,000 from this equity financing transaction.

In addition, the Company also agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On March 23, 2020, the transaction was closed and the Company issued the Notes and Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and Warrants.

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SUBSEQUENT EVENTS (continued)

The Notes have a maturity date of 12 months with an interest rate of 7.5% per annum. Holders have the right to convert all or any part of the Notes into shares of Common Stock at a conversion price of $1.50 per share 30 days after its date of issuance. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 107.5% of the principal that the Company elects to prepay.

The Warrants will be exercisable immediately upon the date of issuance at the exercise price of $1.80 for cash (the “Warrant Shares”. The Warrants may also be exercised cashless if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares, exercised, The Warrants will expire five years from its date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise of the Warrants if the Company’s common stock trades at or above $3.00 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 300,000 shares of Common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid a cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020.

(2) Closing of the Share Purchase Agreement dated November 21, 2019 (See Note 11 – Advance of subscription from shareholders)

As disclosed in Note 11, on November 21, 2019, the Company entered into a certain securities purchase agreement with certain investors and agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.80.

On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers.

(2)	Change of the Company’s Name (See Note 1 – Organization and principal activities)

On March 6, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to TD Holdings, Inc. (see Note 1).

(3)	Pending legal proceeding against Harrison Fund

On April 6, 2020, the Company filed a legal proceeding against Harrison Fund to seek for repayment of its $1 million investment in Harrison Fund. Due to the uncertainty arising from this pending legal proceeding, a full impairment has been applied against the Company’s investment in financial products (see Note 8 and Note 18).

(4)	The impact of Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. The COVID-19 outbreak is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. The potential impact which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows for fiscal year 2020.

Based on the Company’s operating results from January 1, 2020 through the date of this report, due to closure of our luxury car rental facilities, interruptions in the Company supply of commodities, limited support from our workforce, and restrictions on the Company luxury car rental services or delivery and storage of commodities,, the Company expects a lower amount of revenue and net income during February to April 2020 period. However, the extent of the impact of COVID-19 on the Company’s results of operations and financial condition for fiscal year 2020 will depend on certain developments, including the duration and spread of the outbreak, impact on its customers, all of which are uncertain and cannot be predicted at this point.