Form 10-Q
period 2020-03-31
TD Holdings, Inc.
filed 2020-06-26
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 26, 2020, 68,585,806 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

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

As a result of the global outbreak of the COVID-19 virus, the Company had to spend additional time in preparing for the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and was unable to timely prepare this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. Based on the foregoing, on May 15, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-Q relying on the exemptions provided by the Order. This Form 10-Q is being filed in reliance on the Order.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$27,101	$2,446,683
Loans receivable from third parties	3,735,799	1,955,697
Due from related parties	4,823,038	3,310,883
Other current assets	291,063	166,617
Total current assets	8,877,001	7,879,880

Investments in equity investees	963,154	972,807
Deposit in investment in equity investee	14,105	14,351
Loan receivable from a third party, noncurrent	49,368	50,230
Property and equipment, net	3,386	3,835
Right-of-use lease assets, net	401,034	41,188
Leasing business assets, net	2,306,133	2,426,109
Total noncurrent assets	3,737,180	3,508,520

Total Assets	$12,614,181	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$14,987	$15,249
Third party loans payable	2,369,669	2,367,967
Due to related parties	2,005,891	1,017,362
Stock subscription advance	-	1,600,000
Income tax payable	62,124	14,735
Lease liabilities, current	302,028	-
Other current liabilities	402,301	420,101
Total Current Liabilities	5,157,000	5,435,414

Non-current Liabilities
Related party loan, noncurrent	149,515	152,124
Lease liabilities, noncurrent	52,352	-
Total Non-current Liabilities	201,867	152,124

Total Liabilities	5,358,867	5,587,538

Commitments and Contingencies (Note 13)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 28,585,111 and 11,585,111 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	28,585	11,585
Stock subscription receivable	(13,500,000)	-
Additional paid-in capital	53,606,170	38,523,170
Accumulated deficit	(32,526,743)	(32,391,040)
Accumulated other comprehensive loss	(339,857)	(334,281)
Total Shareholders’ Equity	7,268,155	5,809,434

Non-controlling interests	(12,841)	(8,572)
Total Equity	7,255,314	5,800,862

Total Liabilities and Equity	$12,614,181	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2020	2019
Revenues
- Revenue from sales of commodity products	$1,053,632	$-
- Revenue from supply chain management services	415,377	-
- Income from operating leases	14,051	399,999
Total revenue	1,483,060	399,999

Cost of revenue
- Cost of revenue - commodity product sales - related party	(1,055,143)	-
- Cost of revenue - supply chain management services	(717)	-
- Cost of operating lease	(99,314)	(237,651)
Total cost of revenue	(1,155,174)	(237,651)

Gross profit	327,886	162,348

Operating expenses
Selling, general, and administrative expenses	(425,115)	(1,906,319)
Impairment of leasing business assets	-	(96,318)
Total operating expenses	(425,115)	(2,002,637)

Net Operating Loss	(97,229)	(1,840,289)

Other income, net
Interest income	140,012	10,463
Interest expenses	(134,375)	-
Total other income, net	5,637	10,463

Loss Before Income Taxes	(91,592)	(1,829,826)

Income tax expenses	(48,380)	-

Net Loss	(139,972)	(1,829,826)

Less: Net loss attributable to non-controlling interests	4,269	-

Net loss attributable to TD Holdings, Inc.’s Stockholders	(135,703)	(1,829,826)

Comprehensive Loss
Net Loss	(139,972)	(1,829,826)
Foreign currency translation adjustment	(5,576)	57,743
Comprehensive loss	(145,548)	(1,772,083)
Less: Total comprehensive loss attributable to non-controlling interests	4,269	-
Comprehensive loss attributable to TD Holdings, Inc.	$(141,279)	$(1,772,083)

Loss per share - basic and diluted
Net loss per share – basic and diluted	$(0.01)	$(0.35)

Weighted Average Shares Outstanding-Basic and Diluted	13,673,023	5,169,041

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	income (loss)	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Net loss	-	-	-	(1,829,826)	-	-	-	(1,829,826)
Foreign currency translation adjustments	-	-	-	-	-	57,743	-	57,743
Balance as at March 31, 2019	5,526,297	$5,526	$29,649,052	$(27,286,916)	$-	$(453,314)	$-	$1,914,348

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	(13,500,000)	-	-	1,600,000
Net loss	-	-	-	(135,703)	-	-	(4,269)	(139,972)
Foreign currency translation adjustments	-	-	-	-	-	(5,576)	-	(5,576)
Balance as at March 31, 2020	28,585,111	$28,585	$53,606,170	$(32,526,743)	$-	$(339,857)	$(12,841)	$7,255,314

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(139,972)		(1,829,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasing business assets	79,578		46,858
Depreciation of property and equipment	388		551
Amortization of right of use assets	88,620		-
Impairment on leasing business assets	-		96,318
Stock-based compensation to service providers	-		884,208
Changes in operating assets and liabilities:
Other current assets	(132,271)		29,320
Advances from customers	-		23,180
Income tax payable	48,380		-
Other current liabilities	(6,394)		(9,242)
Lease liabilities	(94,888)		-
Net Cash Used in Operating Activities	(156,559)		(758,633)

Cash Flows from Investing Activities:
Purchases of leasing business assets	-		(406,757)
Loans made to related parties	(1,593,260)		-
Loans made to third parties	(1,831,708)		(592,724)
Net Cash Used in Investing Activities	(3,424,968)		(999,481)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	-		592,724
Proceeds from borrowings from related parties	1,063,773		-
Net Cash Provided by Financing Activities	1,063,773		592,724

Effect of exchange rate changes on cash and cash equivalents	98,172		21,969

Net decrease in cash and cash equivalents	(2,419,582)		(1,143,421)
Cash at beginning of period	2,446,683		1,484,116
Cash at end of period	$27,101		$340,695

Supplemental Cash Flow Information
Cash paid for interest expense	$-		$-
Cash paid for income tax	$-		$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635		$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds subsequently collected in April 2020	$13,500,000		$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS DESCRIPTION

TD Holdings, Inc. (“TD” or “the Company”), is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. On January 11, 2019, the Company changed its name to China Bat Group, Inc. and on June 3, 2019, further changed its name to Bat Group, Inc. On March 6, 2020, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware to effect a name change to TD Holdings, Inc.

Currently, the Company conducts business through two variable interest entities (“VIEs”), Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”) and Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”). Beijing Tianxing is primarily engaged in operating leasing business of used luxurious cars and Huamucheng is engaged in commodity trading business and providing supply chain management services to customers in the People’s Republic of China (“PRC”). Supply chain management services consisted of loan recommendation service and commodity product distribution services.

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
Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”)

●      A PRC limited liability company

●      Incorporated on December 30, 2013

●      Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up

●     Engaged in commodity trading business and providing supply chain management services to customers

VIE of Hao Limo

*	As of March 31, 2020, Beijing Tianxing has six wholly owned subsidiaries, including:

●	Beijing Tianrenshijia Apparel Co., Ltd.
●	Beijing Blue Light Marching Technology Co., Ltd.
●	Beijing Eighty Weili Technology Co., Ltd.
●	Beijing Bat Riding Technology Co., Ltd
●	Beijing Blue Light Riding Technology Co., Ltd., and
●	Car Master (Beijing) Information Consulting Co., Ltd.

In addition, the Company has one subsidiary over which the Company has 60% ownership, Beijing Blue Light Super Car Technology Co., Ltd. The remaining 40% of ownership interest is owned by an employee of the Company.

Each of these subsidiaries owns a license to hold cars in Beijing or Zhejiang, and was either inactive or generated minimal revenues for the periods ended March 31, 2020 and 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for the full years.

(b)	Consolidation of variable interest entities

As of March 31, 2020 and December 31, 2019, the Company’s business was primarily conducted through its two VIEs, Beijing Tianxing and Huamucheng. Beijing Tianxing is engaged in used luxurious car leasing business and Huamucheng is engaged in commodity trading and supply chain management business.

The following financial statement balances reflect the financial positions of Beijing Tianxing and Huamucheng, which were included in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020			As of December 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)
Cash	$5,780	$2,184	$7,964	$94,380	$1,730,793	$1,825,173
Loans receivable from third parties	1,374,581	738,829	2,113,410	1,364,125	-	1,364,125
Due from TD and Hao Limo*	990,195	-	990,195	966,882	-	966,882
Due from related parties	292,828	4,360,949	4,653,777	470,154	2,840,729	3,310,883
Other current assets	148,404	28,330	176,734	164,922	2,848	167,770
Investment in equity investees	553,154	-	553,154	562,807	-	562,807
Leasing business assets, net	2,306,133	-	2,306,133	2,426,109	-	2,426,109
Other noncurrent assets	43,162	375,363	418,525	18,186	-	18,186
Total Assets	$5,714,237	$5,505,654	$11,219,891	$6,067,565	$4,574,370	$10,641,935

LIABILITIES
Advances from customers	$14,987	$-	$14,987	$15,249	$-	$15,249
Other current liabilities	317,481	496,252	813,733	218,688	207,834	426,522
Third parties loans	2,045,250	141,052	2,186,302	2,080,941	315,729	2,396,670
Due to related parties	234,329	1,062,965	1,297,294	197,733	166,332	364,065
Due to TD and Hao Limo **	5,120,488	2,036,116	7,156,604	5,197,531	2,577,356	7,774,887
Total Liabilities	$7,732,535	$3,736,385	$11,468,920	$7,710,142	$3,267,251	$10,977,393

*	Receivable due from TD and Hao Limo is eliminated upon consolidation.

**	Payable due to TD and Hao Limo is eliminated upon consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Consolidation of variable interest entities (continued)

The following financial statement amounts reflect the financial performances and cash flows of Beijing Tianxing and Huamucheng, which were included in the consolidated financial statements for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$14,051	$1,469,009	$1,483,060	$399,999	$-	$399,999
Cost of revenue	$(99,314)	$(1,055,860)	$(1,155,174)	$(237,651)	$-	$(237,651)
Operating expenses	$(70,613)	$(264,900)	$(335,513)	$(702,041)	$-	$(702,041)
Net (loss) income	$(213,444)	$143,930	$(69,514)	$(529,230)	$-	$(529,230)

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(94,559)	$(295,142)	$(389,701)	$(342,335)	$-	$(342,335)
Net Cash Used in by Investing Activities	(34,377)	(2,343,539)	(2,377,916)	(999,481)	-	(999,481)
Net Cash Provided by Financing Activities	40,607	913,427	954,034	592,724	-	592,724
Effect of Exchange Rate Changes on Cash	(271)	(3,355)	(3,627)	20,390	-	20,390
Net Decrease in Cash	(88,600)	(1,728,609)	(1,817,209)	(728,702)	-	(728,702)
Cash at Beginning of Period	94,380	1,730,793	1,825,173	991,385	-	991,385
Cash at End of Period	$5,780	$2,184	$7,964	$262,683	$-	$262,683

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Foreign currency translation

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

For financial reporting purposes, the financial statements of the PRC subsidiaries and VIEs prepared using RMB, are translated into the Company’s reporting currency, US$, at the exchange rates quoted by www.oanda.com. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates, except for the change in accumulated deficit during the year which is the result of the income statement translation process. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2020	December 31, 2019

Balance sheet items, except for equity accounts	7.0896	6.9680

	For the Three Months Ended March 31,
	2020	2019

Items in the statements of operations, comprehensive loss and statements of cash flows	6.9814	6.7485

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Leasing business asset, net

Leasing business asset, net, represents the automobiles that are underlying our automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the useful life of nine years. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary.

We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the lease vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally-generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the leasing business asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our leasing business assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. We recognize rental income on our operating leases when collection is reasonably assured.

(e)	Income from operating lease

Income from operating lease represents lease origination fees and rental fee, netting off lease origination costs. In accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue recognition

The Company generates income or revenue from the following source (1) income from operating lease of luxury cars, which is accounted for in accordance with ASC 842, Leases, the Company recognized the income from operating lease on a straight-line basis over the scheduled lease term; (2) Revenue associated with commodity trading and revenue associated with supply chain management services are accounted for in accordance with ASC 606.

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

Revenue from sales of commodity products

In December 2019, the Company started its commodity trading business through its VIE Huamucheng. The commodity trading business primarily involves purchasing non-ferrous metal product, including aluminium ingots, copper, silver, and gold from upstream metal and mineral suppliers and then selling to downstream customers. The Company makes advance payments to upstream suppliers to purchase the metal products, requests suppliers to ship products to designated warehouse. Upon obtaining purchase orders and receipt of full advance payments from downstream customers, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month.

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

For the three months ended March 31, 2020, the Company sold non-ferrous metal products to two customers and generated revenue of $1,053,632.

Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation service fees and distribution service fees. For the three months ended March 31, 2020, the Company provided loan recommendation services to customers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue recognition (continued)

-	Loan recommendation service fees

The Company recommends customers who have financing need for commodity trading to various financial institutions and assist these customers to obtain loans from the financial institutions. The Company’s services include conducting customer screening and credit check, matching customer with right financial institution and assisting in customer’s applications and related paperwork etc. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. For the three months ended March 31, 2020, the Company provided loan recommendation services to six customers and earned revenue of $415,377 from loan recommendation services.

(g)	Income taxes

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Income taxes (continued)

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2020 and December 31, 2019. As of March 31, 2020, all of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2019 remain open for statutory examination by relevant tax authorities.

(h)	Risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2020, approximately $17,187 was deposited with a bank in the United States which was insured by the government up to $250,000. As of March 31, 2020 and December 31, 2019, approximately $9,914 and $2,399,300, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $17,187 which was in U.S. dollars as of March 31, 2020, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts.

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

Accounts receivable, net consist of the following:

	March 31, 2020	December 31, 2019

Loans receivable from third parties	$3,785,167	$2,005,927
Less: loan receivable from third parties, current	3,735,799	1,955,697
Loan receivable from a third party, noncurrent	$49,368	$50,230

During the three months ended March 31, 2020 and 2019, the Company entered into loan agreements with three and two third parties, respectively, and advanced an aggregate of $1,831,708 and $592,724, respectively, to these third parties as interest-bearing loans. The interest rate ranges between 9% and 16% per annum. As of March 31, 2020, the balances of loan principal and interest payment were due in September 2020 through August 2021. The Company classified loan receivables due before December 31, 2020 as current assets, and those after December 31, 2020 as noncurrent assets.

Management periodically assesses the collectability of these third-party loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of March 31, 2020 and December 31, 2019, there was no allowance recorded as the Company considers all of the loans receivable fully collectible. In April 2020, the Company terminated certain third-party loan receivable contracts and collected approximately $1.0 million loans receivable from these third-parties.

Interest income of $85,275 and $12,429 was accrued for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company recorded an interest receivable of $216,271 and $133,742 as reflected under “other current assets” in the consolidated balance sheets.

4.	INVESTMENTS IN EQUITY INVESTEES

As of March 31, 2020, the Company’s investments in equity investees were comprised of the following:

	Investment	% of ownership	Investment dates

Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”) (a)	$282,103	40%	June 28, 2019
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”) (a)	282,103	40%	July 4, 2019
Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”) (b)	410,000	20%	December 17, 2019
	974,206
Less: Share of results of equity investees	(11,052)
	$963,154

(a)	On June 28, 2019 and July 4, 2019, the Company made investments of $282,103 (RMB 2,000,000) and $282,103 (RMB 2,000,000), for 40% of the ownership interest in each of these two investees, respectively. The purpose of such investment is to establish a cooperative business partnership with these investees and utilize their marketing strength and customer network to bring in more customers for the Company’s car leasing services in Chengdu and Shanghai markets.

(b)	October 14, 2019, the Company entered into an agreement with Hangzhou Yihe and agreed to issue 1,253,814 shares of the Company’s common stock to acquire 20% equity interest in Hangzhou Yihe. Hangzhou Yihe was engaged in car leasing business, and the acquisition was for the purpose of producing synergy between the Company and Hangzhou Yihe so as to promote car leasing business in Zhejiang province.

For the three months ended March 31, 2020, the three equity investees were closed as affected by COVID-19. As a result, the Company had no share of results of equity investees for the period. As of March 31, 2020 and December 31, 2019, the balance of share of results of equity investees was $11,052 and $11,245, respectively. Because these equity investees gradually resumed work since April, the Company expected the closure was temporary, and the decline in fair value below the carrying value is not other-than-temporary. As of March 31, 2020, the Company did not provide impairment against the investments in equity investees.

5.	LEASING BUSINESS ASSETS, NET

As of March 31, 2020 and December 31, 2019, the Company had investments in eleven and eleven used luxury cars, respectively.

As of March 31, 2020 and December 31, 2019, the Company, by reference to the market price, determined the fair value of nil and four used luxurious car were below the original carrying amount of the leased asset and had accumulated impairment of $316,683 and $322,210, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded impairment of $nil and $96,318, respectively, for these leasing business assets.

As of the March 31, 2020 and December 31, 2019, the balance of the used luxurious cars is comprised of the following:

	March 31, 2020	December 31, 2019

Used luxury cars	$2,747,194	$2,795,136
Less: accumulated depreciation	(441,061)	(369,027)
	$2,306,133	$2,426,109

For the three months ended March 31, 2020 and 2019, the Company charged depreciation expenses of $79,578 and $46,858 on used luxurious cars, respectively.

As of March 31, 2020 and December 31, 2019, eight used luxurious cars with an aggregated carrying amount of $1,883,879 were pledged for borrowings from third parties (Note 6).

6.	THIRD PARTIES LOANS PAYABLE

	March 31, 2020	December 31, 2019

Third parties loans payable	$2,369,669	$2,367,967

The borrowings are due through December 2020. The purpose of such borrowings was to use the funds to purchase used luxurious cars. The interest rate charged on the borrowings ranged between 7% and 11.5%. For the three months ended March 31, 2020 and 2019, the Company accrued interest expenses of $98,115 and $6,869 on the borrowings, respectively.

As of March 31, 2020 and December 31, 2019, eight used luxurious cars with an aggregated carrying amount of $1,883,879 were pledged for borrowings from third parties (see Note 5).

7.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.80. As of December 31, 2019, the Company received the proceeds of $1,600,000 in advance from these investors and recorded the amount as “stock subscription advance from shareholder”. On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers, and reversed the amount in the account of “stock subscription advance from shareholder”.

As of March 31, 2020 and December 31, 2019, the Company had stock subscription advance from shareholder of $nil and $1,600,000, respectively.

8.	CAPITAL TRANSACTIONS

Common Stock

On January 22, 2020, the Company entered into certain securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share purchase price of $0.90. The transaction was consummated on March 23, 2020 by issuance of 15,000,000 shares of Common Stock. The Company received proceeds of $13,500,000 in April 2020.

Convertible Promissory Notes

On January 22, 2020, the Company also agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On March 23, 2020, the Company issued the Notes and Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and Warrants.

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

The Warrants are exercisable immediately upon the date of issuance at the exercise price of $1.80 for cash (the “Warrant Shares”). The Warrants may also be exercised cashless if at any time after the six-month anniversary of the issuance date. There is no effective registration statement registering, or no current prospectus available for the resale of the Warrant Shares, if exercised, The Warrants will expire five years from date of issuance. The Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The Warrants contain a mandatory exercise right for the Company to force exercise of the Warrants if the Company’s common stock trades at or above $3.00 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 300,000 shares of Common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid a cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020.

Because the Company did not receive the proceeds until April 2020, the Holders did not have the conversion rights of either convertible notes or warrants until payment were made. Accordingly the Company did not record accounting book on the transaction.

8.	CAPITAL TRANSACIONS (CONTINUED)

Warrants

A summary of warrants activity for the three months ended March 31, 2020 was as follows:

	Number of shares	Weighted average life	Expiration dates

Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years
Grant of warrants during the three months ended March 31, 2020	-
Exercise of warrants during the three months ended March 31, 2020	-
Forfeiture of warrants during the three months ended March 31, 2020	-
Balance of warrants outstanding as of March 31, 2020	3,033,370	3.78 years

As of March 31, 2020 and December 31, 2019, the Company had 3,033,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 2,760,000 shares of awrrants were issued in two direct offerings closed on May 20, 2019 (“May Offering”) and April 11, 2019 (“April Offering”)

In connection with April Offering, the Company issued warrants to investors to purchase a total of 1,680,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $2.20 per share. On May 20, 2019, the exercise price was reduced to $1.32, and on August 30, 2019 the exercise price was revised to $2.20.

In connection with May Offering, the Company issued warrants to investors to purchase a total of 1,080,000 ordinary shares with a warrant term of five and a half (5.5) years. The warrants have an exercise price of $1.32 per share.

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

8.	CAPITAL TRANSACIONS (CONTINUED)

Warrants (continued)

The key assumption used in estimates are as follows:

	April 11,	August 30,	May 20,
	2019	2019	2019
		(Replacement Warrants)
Terms of warrants	60 months	55.3 months	66 months
Exercise price	1.32	2.20	1.32
Risk free rate of interest	2.77%	2.77%	2.77%
Dividend yield	0.00%	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	63.45%	57.04%

9.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2020, respectively:

	For the Three Months Ended March 31,
	2020	2019

Net loss attributable to TD Holdings, Inc.’s Stockholders	$(135,703)	$(1,829,826)

Weighted Average Shares Outstanding-Basic and Diluted	13,673,023	5,169,041
Loss per share - basic and diluted
Net loss per share – basic and diluted	$(0.01)	$(0.35)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the three months ended March 31, 2020 and 2019. The number of warrants is excluded from the computation as the anti-dilutive effect.

10.	INCOME TAXES

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

10.	INCOME TAXES (CONTINUED)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2020, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2020 and December 31, 2019, the Company had deferred tax assets of $3,635,446 and $3,574,333, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2020.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2020 and 2019, the Company had current income tax expenses of $48,380 generated by a profitable VIE and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2020 and December 31, 2019 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

11.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of an entity over which the Company exercised significant influence
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of the Company

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of March 31, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	March 31, 2020	December 31, 2019

Qianhai Baiyu (i)	$4,360,948	$2,840,728
Chengdu Jianluo (ii)	444,587	452,346
Shanghai Huxin (iii)	17,503	17,809
Total Due from related parties	$4,823,038	$3,310,883

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. Interest income amounted to $54,193 and $nil for the three months ended March 31, 2020 and 2019. The balance of due from Qianhai Baiyu is fully collected as of the date of this report.

(i)	As of March 31, 2020, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,302, netting off against car-related fees due to the related party of $16,715.

As of December 31, 2019, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,513, netting off against car-related fees due to the related party of $17,006.

The balance was fully collected as of the date of this report.

(ii)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate. The balance was fully collected as of the date of this report.

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	March 31, 2020	December 31, 2019

Guangzhou Chengji (1)	$1,920,589	$970,318
Lu Zhao (2)	70,306	33,269
Jiaxi Gao (3)	7,994	8,134
Tao Sun (3)	6,515	4,206
Guotao Deng (3)	487	1,435
Total	$2,005,891	$1,017,362

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020.

(2)	As of March 31, 2020 and December 31, 2019, the balance due to Lu Zhao consisted of the operating expenses of $2,821 and $2,870, respectively, which was paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest aggregating $67,485 and $$30,399 due to the related party. The loans have an interest rate of 10% per annum with a maturity date of December 30, 2020

(3)	The balances due to Jiaxin Gao, Guotao Deng and Tao Sun represents the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

-	Due to related parties, noncurrent

	December 31, 2019	December 31, 2018

Tao Sun	$149,515	$152,124

The balance of related party loan was payable in September 2022, with an interest rate of 9.5% per annum.

For the above mentioned related party borrowings, interest expense amounted to $36,260 and $nil for the three months ended March 31, 2020 and 2019, respectively.

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Transactions with related parties

-	Purchase from a related party and cost of revenue associated with commodity trading business

For the three months ended March 31, 2020, the Company purchased aluminum ingots of $1,055,143 from Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. For the three months ended March 31, 2020, the Company sold all aluminum ingots to customers and recorded cost of revenue of $1,055,143 associated with commodity product sales.

-	Lending to a related party

For the three months ended March 31, 2020, the Company lent loans aggregating $1,593,260 to Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of the Company. The Company charged the related party interest rates 10% per annum. For the three months ended March 31, 2020, the Company recognized interest income of $54,193.

-	Borrowings from related parties

For the three months ended March 31, 2020, the Company borrowed loans aggregating $36,617 form Mr. Lu Zhao, a senior management of the Company. The loan will expire on December 24, 2020. The interest rate charged on the borrowing was 10%. For the three months ended March 31, 2020, the Company accrued interest expenses of $1,574.

For the three months ended March 31, 2020, the Company borrowed a loan of $948,863. The Loan has an annual interest rate of 8% and a maturity date of December 4, 2020. For the three months ended March 31, 2020, the Company accrued interest expenses of $32,270.

12.	SEGMENT REPORTING

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different services. For the three months ended March 31, 2020, the Company has two operating business lines, including business with metal products trading and supply chain management services business conducted by Huamucheng (“Commodity Trading and Supply Chain Management Services” or “Huamucheng Business”) and used luxurious car leasing business conducted by Beijing Tianxing (“Used Car Leasing” or “Tianxing Business”). Based on management’s assessment, the Company has determined that the two operating business lines are two operating segments as defined by ASC 280. For the three months ended March 31, 2019, the Company had one operating business line and one reporting unit.

The following table presents summary information by segment for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$14,051	$1,469,009	$-	$1,483,060
Cost of revenue and related tax	(99,314)	(1,055,860)	-	(1,155,174)
Gross profit	$(85,263)	$413,149	$-	$327,886
Interest (expense) income, net	$(57,425)	$44,061	$19,001	$5,637
Income tax expense	$-	$(48,380)	$-	$(48,380)
Segment (loss) profit	$(213,444)	$143,930	$(70,458)	$(139,972)
Segment assets as of March 31, 2020	$4,724,042	$5,505,654	$2,384,485	$12,614,181

	For the Three Months Ended March 31, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$399,999	$-	$-	$399,999
Cost of revenue and related tax	(237,651)	-	-	(237,651)
Gross profit	$162,348	$-	$-	$162,348
Interest income, net	$10,463	$-	$-	$10,463
Income tax expense	$-	$-	$-	$-
Segment loss	$(1,829,826)	$-	$-	$(1,829,826)
Segment assets as of March 31, 2019	$2,941,747	$-	$-	$2,941,747

13.	COMMITMENTS AND CONTINGENCIES

1	Lease Commitments

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

As of March 31, 2020, the Company had two lease contracts with lease expiration in June 2021 and September 2020, respectively. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The table below presents the operating lease related assets and liabilities recorded on the balance sheet.

	March 31, 2020	December 31, 2019

Rights of use lease assets	$401,034	$41,188

Operating lease liabilities, current	$302,028	$-
Operating lease liabilities, noncurrent	52,352	-
Total operating lease liabilities	$354,380	$-

As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term was 1.09 years and 0.71 years, respectively, and discount rates were 4.75% for all of the operating leases.

Lease expenses for the three months ended March 31, 2020 and 2019 were $95,124 and $16,624, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020:

Twelve months ended March 31, 2021	$312,413
Twelve months ended March 31, 2022	52,663
Total lease payments	365,076
Less: imputed interest	(10,696)
Present value of lease liabilities	$354,380

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2	Contingencies

a	2015 Derivative Action

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint against the Company, alleging that the Company and its former officers and directors violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints.

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

On July 30, 2018, Arbitrator entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,522 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal was scheduled to be mediated on November 20, 2019. On November 15, 2019, the Company withdrew its appeal filed June 5, 2019, upon the stipulation of the parties and accordingly, the arbitration award is deemed to be vacated.

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

c	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

Due to the uncertainty arising from this pending legal proceeding, a full impairment has been applied against the Company’s investment in financial products.

14.	SUBSEQUENT EVENTS

Please see “Note 8 – Capital Transactions” for all subsequent capital transactions

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2020, the Company had two business lines, used luxury car leasing business and commodities trading business.

Used luxury car leasing business

Currently the Company has eleven used luxurious cars with net book value of approximately US$2.43 million. In addition, the Company also leased used luxurious cars from peer companies and individuals to provide more varieties of luxurious cars to our customers. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety features, mileage, repair and maintenance history, accident history, market scarcity, etc. Due to the effects of COVID-19, we had closed our luxury car rental facilities from the end of January 2020 and have resumed our operations since April 2020. For the three months ended March 31, 2020 and 2019, the Company earned income from operating lease of $14,051 and $399,999, respectively.

We rent our luxurious cars to our customers from our offices in Beijing, Shanghai, Zhejiang and Chengdu. We market our cars to targeted potential customers via phone calls or messages. The rental price varies based on the rental term which ranges from one day to one month. The longer the rental term, the cheaper the price. The daily rental price is the highest, while the average weekly rental price and average monthly rental price are 10% to 20% cheaper and 20% to 30% cheaper, respectively, than that of the daily rental price.

We conduct a comprehensive credit check against customers who place orders. We work with credit rating platforms such as JD Wanxiang and TYi Online to evaluate the customer’s credit. We may reject an order for any reason including unacceptable credit ratings. Once an order is accepted, we will require a deposit ranging from US$7,500 to US$15,000 based on the vehicle being ordered and the customer’s credit score. The deposit covers vehicle deposit and traffic violation deposit. Customer can confirm the time and place for vehicle delivery and rental term via SMS messages, phone calls or face-to-face communication with our sales personnel. After that, our sales personnel will deliver the vehicle to the customers at their designated location. The customer, before signing the car rental agreement, will inspect the vehicle in person and pay the lease fee along with the deposit via credit card, Wechat Pay or Alipay. The customer is responsible for the gas, toll fee, fees incurred to return the car, and any other expenses related to the use of the vehicle during the rental term.

We install five GPS trackers on each vehicle to track the location of the vehicles. Once the rental period is over, the vehicle needs to be returned to our designated location. In the event the vehicle is returned with no damage other than normal wear and tear, we will process the refund of the vehicle deposit on the next business day. The traffic deposit will be refunded after we confirm that there are no traffic violation records associated with the vehicle from the local police (approximately a month after the return).

Competition

We compete with car rental companies, many of which are more established and have more resources than us. Currently we compete primarily with Benson, V-FLY Travel and Wagons.

Commodities trading business

In order to diversify the Company’s business and generate additional revenue, on November 22, 2019, the Company’s wholly-owned subsidiary, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), entered into a series of contractual agreements (the “Huamucheng VIE Agreements”) with Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) and certain shareholders of Huamucheng (“Huamucheng Shareholders”), who collectively hold 100% of Huamucheng. The Huamucheng VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent, in all material respects, to those it would possess as the sole equity holder of Huamucheng, including absolute control rights and the rights to the management, operations, assets, property and revenue of Huamucheng. The purpose of the VIE Agreements is solely to give Hao Limo the exclusive control over Huamucheng’s management. Through Huamucheng VIE structure, the Company is able to consolidate operations of Huamucheng effective November 22, 2019 and now operates a separate commodity trading business.

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

For the three months ended March 31, 2020, the Company recorded revenue of $1,053,632 from commodities trading business and $415,377 from supply chain management services (all from loan recommendation services), respectively, from Huamucheng’s operations.

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

Key Factors Affecting Our Results of Operation

The car rental and car service industry in China is competitive and fragmented. The commodities trading industry is also experiencing decreasing demand as a result of China’s overall economic slowdown. We expect competition in both China’s car leasing industry and commodities trading business to persist and intensify.

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

Results of Operations

Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	%
Revenues
Revenue from sales of commodity products	$1,053,632	$-	$1,053,632	100%
Revenue from supply chain management services	415,377	-	415,377	100%
Income from operating leases	14,051	399,999	(385,948)	(96)%
Total Revenue	1,483,060	399,999	1,083,061	271%

Cost of revenue
Cost of revenue - commodity product sales - related party	(1,055,143)	-	(1,055,143)	100%
Cost of revenue - supply chain management services	(717)	-	(717)	100%
Cost of operating lease	(99,314)	(237,651)	138,337	(58)%
Total cost of revenue	(1,155,174)	(237,651)	(917,523)	386%

Gross profit	327,886	162,348	165,538	102%

Operating expenses
Selling, general, and administrative expenses	(425,115)	(1,906,319)	1,481,204	(78)%
Impairment on leasing business assets	-	(96,318)	96,318	(100)%
Total operating cost and expenses	(425,115)	(2,002,637)	1,577,522	(79)%

Other income, net
Interest income, net	5,637	10,463	(4,826)	(46)%
Total other income, net	5,637	10,463	(4,826)	(46)%

Loss Before Income Taxes	(91,592)	(1,829,826)	1,738,234	(95)%

Income tax expenses	(48,380)	-	(48,380)	100%

Net Loss	$(139,972)	$(1,829,826)	$1,689,854	(92)%

Revenue

We generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Both revenue from sales of commodity and revenue from supply chain management services were newly incorporated into our operations as a result of the consolidation of Huamucheng through VIE contractual agreements in November 2019. Total revenue increased by $1,083,061 or 271%, from $399,99 for the three months ended March 31, 2019 to $1,483,060 for the three months ended March 31, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 71.1%, 28.0% and 0.9%, respectively, of our total revenue for the three months ended March 31, 2020. For the three months ended March 31, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2020, the Company sold non-ferrous metals to two customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $1,053,632 from sales of commodity products. There was no such revenue for the three months ended March 31, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and distribution services. For the three months ended March 31, 2020, the Company provided loan recommendation services to customers.

Loan recommendation service fees

The Company refers customers who have financing needs for metal product trading to various financial institutions and assists these customers in obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by the customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. The Company earned $415,377 from loan recommendation services from the facilitation of a loan volume of approximately $17.6 million (RMB 123.0 million) with six customers.

(3)	Income from operating lease

The Company commenced its business of lease services of used luxurious cars in May 2018. As of March 31, 2020 and 2019, the Company had eleven and eight used luxurious cars, respectively. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

As affected by COVID-19, we closed our car rental facilities from the end of January to March 2020, and gradually resumed business in April 2020. As a result, we generated minimal operating lease income for the three months ended March 31, 2020. The extent to which COVID-19 impacts our income from operating lease for the fiscal year 2020 will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses in attempting to contain the spread of COVID-19, all of which is uncertain at this point.

For the three months ended March 31, 2019, the Company generated operating lease income from used luxurious cars which are either owned by the Company or leased from third party vendors. The Company generated operating lease income of $399,999 for the three months ended March 31, 2019.

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $917,523 or 386% from $237,651 for the three months ended March 31, 2019 to $1,155,174 for the three months ended March 31, 2020, primarily due to an increase of $1,055,143 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $138,337 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended March 31, 2020, the Company purchased non-ferrous metal products of $1,055,143 from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Shenzhen Baiyu”), a related party controlled by the legal representative of Huamucheng, and sold non-ferrous metal products to two customers. The Company recorded cost of revenue of $1,055,143. There was no such cost for the three months ended March 31, 2019 because this was a new business launched in December 2019.

Costs associated with Operating lease

The operating lease expense mainly consisted of depreciation expenses on leasing business assets and car related expenses arising from lease of cars.

The depreciation expenses on leasing business assets increased from $46,858 for the three months ended March 31, 2019 to $79,578 for the three months ended March 31, 2020, representing an increase of $32,720, or 70%. The increase was mainly caused by the Company’s continuous investments in used luxurious cars. As of March 31, 2020, the Company had eleven used luxurious cars, as compared with eight cars as of March 31, 2019.

In the three months ended March 31, 2019, the Company officially launched sub-lease of luxurious car business through leasing cars from both third party peer companies and individuals. The Company recorded car leasing expenses of $19,736 and $190,793 for the three months ended March 31, 2020 and 2019, respectively. The decrease was mainly caused by the Company’s closure of car rental facilities from the end of January 2020 to March 2020, as affected by COVID-19.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $1,906,319 for the three months ended March 31, 2019 to $425,115 for the three months ended March 31, 2020, representing a decrease of $1,481,204, or 78%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The decrease was mainly attributable to combined effects of a decrease of other operating expenses of $358,518 as a result of closures of our car rental facilities for the three months ended March 31, 2020, and a decrease of legal and consulting expenses of $1,220,923 as a result of 1) issuance of 502,391 restricted shares as compensation of $884,208 to certain service providers for the three months ended March 31, 2019, while no such issuance for the three months ended March 31, 2020, and 2) a decrease in expenses incurred for the registered direct offerings in April and May 2019, including an increase of audit related fees of $156,659, an increase of commission of $100,000 to a third party vendor for referral of underwriters.

Net loss

As a result of the foregoing, net loss for the three months ended March 31, 2020 was $139,972, representing a decrease of $1,689,854 from net loss of $1,829,826 for the three months ended March 31, 2019.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through public offerings of our securities.

For the three months ended March 31, 2020, the Company issued an aggregate of 17,000,000 shares of its common stock, and unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share. The Company raised an aggregation of $81.1 million from these equity financing transactions, among which $1.6 million was advanced from investors in November 2019, and the remaining $79.5 million was collected in April and May 2020.

Liquidity

During the three months ended March 31, 2020, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $0.90 per share and also sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On April 14 and 15, 2020, the holders of Notes exercised warrants and paid cash consideration of $36,000,000   to the Company. Total equity financing from this transaction was $79.5 million. The Company received $79.5 million proceeds by April 15, 2020. The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Based on above financing activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	(156,559)	(758,633)
Net Cash Used in Investing Activities	(3,424,968)	(999,481)
Net Cash Provided by Financing Activities	1,063,773	592,724
Effect of exchange rate changes on cash and cash equivalents	98,172	21,969
Net decrease in cash and cash equivalents	(2,419,582)	(1,143,421)

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, we had a cash outflow from operating activities of $156,559, a decrease of $602,074 from a cash outflow of $758,633 for the three months ended March 31, 2019. We incurred a net loss for the three months ended March 31, 2020 of $139,972, a decrease of $1,689,854 from the three months ended March 31, 2019, during which we recorded a net loss of $1,829,826. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of $132,271 in changes of other current assets for the three months ended March 31, 2020 because the Company recognized but yet collected interest income of $85,275, and deferred NASDAQ service fees of $33,750, as compared with a decrease of $29,320 in changes of other current assets for the three months ended March 31, 2019 as a result of timely collection of petty cash from staff; and

●	502,391 restricted shares were issued to service providers as compensation for past services, at a fair value of $884,208

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $3,424,968 as compared to net cash used in investing activities of $999,481 for the three months ended March 31, 2019.

The cash used in investing activities for the three months ended March 31, 2020 was for the loans disbursed to third parties and related parties of $1,831,708 and $1,593,260, respectively.

Net cash used in investing activities for the three months ended March 31, 2019 was combined effects of purchase of two used luxurious cars of $406,757 and loans disbursed to two third parties of $592,724.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,063,773. During the three months ended March 31, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $592,724.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

As of March 31, 2020, the annual amounts of future minimum payments under certain of our contractual obligations were:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$365,076	$312,413	$52,663	-
Total	$365,076	$312,413	$52,663	$-

(1)	During the three months ended March 31, 2020, the Company entered into one additional lease contract. As of March 31, 2020, we had one rental free office lease agreement with a third party and four office lease agreement with third parties which expire through June 30, 2021, among which two lease agreements have leases term over 12 months.

(2)	The Company classifies these lease agreements as operating leases in accordance with Topic 842.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020 (please refer to Item 9A. Controls and Procedures enclosed in Form 10-K filed on May 29, 2020).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of its business.

a)	2015 Derivative Action

On February 3, 2015, a purported shareholder Kiran Kodali filed a putative shareholder derivative complaint against the Company, alleging that the Company and its former officers and directors violated their fiduciary duties, grossly mismanaged the Company and were unjustly enriched based upon the transfer that was the subject of the Internal Review and other grounds substantially similar to those asserted in the class action complaints.

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

b)	2017 Arbitration with Sorghum

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

On July 30, 2018, Arbitrator entered a reasoned award, accepting the Company’s proposal for resolution, awarding the Company damages of $1,436,522 against Sorghum and denying Sorghum’s Counterclaim against the Company in its entirety with prejudice. Sorghum has sought to vacate the arbitration award by filing a petition to vacate the arbitration award in the Supreme Court for the State of New York, New York County. The Court heard the Company and Sorghum’s arguments on May 1, 2019, and entered an order vacating the arbitration award. The Company vigorously opposed and moved to confirm the arbitration award on May 6, 2019. On June 5, 2019, the Company filed a notice of appeal with the New York Supreme Court Appellate Division First Department. The appeal was scheduled to be mediated on November 20, 2019. On November 15, 2019, the Company withdrew its appeal filed June 5, 2019, upon the stipulation of the parties and accordingly, the arbitration award is deemed to be vacated.

c)	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

d)	2020 Court Matter with Harrison Fund

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on May 29, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2020, the Company also agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On March 23, 2020, the Company issued the Notes and Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and Warrants.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
4.1*	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 12, 2019
4.2*	Form of Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 22, 2019

4.3*	Form of Amended & Restated Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on May 22, 2019
4.4*	Form of Exchange Warrant, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on September 3, 2019
10.1*	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2020
10.2*	Form of Note Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2020
10.3*	Unofficial Translation of Warehousing Agreement dated January 22, 2020, by and between Huamucheng and Foshan Nanchu Storage Management Co., Ltd., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 22, 2020
10.4*	Unofficial Translation of Purchase Agreement dated January 22, 2020, by and between Huamucheng and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on January 22, 2020
10.5*	Unofficial Translation of Sales Agreement dated January 22, 2020, by and between Huamucheng and Yunfeihu Cross-border E-Commerce Co., Ltd., incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 22, 2020
10.6*	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.7*	Employment Agreement dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 10, 2020
10.8*	Director Offer Letter dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 10, 2020
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: June 26, 2020	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yang An
	Name:	Yang An
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)