Form 10-Q
period 2020-06-30
TD Holdings, Inc.
filed 2020-08-14
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36055

TD Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25th Floor, Block C, Tairan Building No. 31 Tairan 8th Road, Futian District Shenzhen, Guangdong, PRC	518000
(Address of principal executive offices)	(Zip Code)

+86 (0755) 88898711

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	GLG	Nasdaq Capital Market

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

As of August 12, 2020, 68,963,229 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$1,487,594	$2,446,683
Accounts receivable, net	1,919,873	-
Loans receivable from third parties	83,233,866	1,955,697
Prepayments	2,828,974	-
Due from related parties	463,390	3,310,883
Other current assets	2,099,072	166,617
Total current assets	92,032,769	7,879,880

Investments in equity investees	964,711	972,807
Deposit in investment in equity investee	-	14,351
Loan receivable from a third party, noncurrent	-	50,230
Property and equipment, net	2,240	3,835
Right-of-use lease assets, net	316,128	41,188
Leasing business assets, net	2,229,819	2,426,109
Total noncurrent assets	3,512,898	3,508,520

Total Assets	$95,545,667	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$15,029	$15,249
Third party loans payable	1,886,756	2,367,967
Due to related parties	2,187,085	1,017,362
Stock subscription advance	-	1,600,000
Income tax payable	857,641	14,735
Lease liabilities	283,680	-
Other current liabilities	1,400,542	420,101
Total Current Liabilities	6,630,733	5,435,414

Related party loan, noncurrent	149,936	152,124
Total Non-current Liabilities	149,936	152,124

Total Liabilities	6,780,669	5,587,538

Commitments and Contingencies (Note 14)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 68,585,111 and 11,585,111 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	68,585	11,585
Additional paid-in capital	126,026,170	38,523,170
Accumulated deficit	(36,885,197)	(32,391,040)
Accumulated other comprehensive loss	(428,915)	(334,281)
Total Shareholders’ Equity	88,780,643	5,809,434

Non-controlling interests	(15,645)	(8,572)
Total Equity	88,764,998	5,800,862

Total Liabilities and Equity	$95,545,667	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Revenue from sales of commodity products	$1,563,669	$-	$2,617,301	$-
Revenue from supply chain management services	2,145,810	-	2,561,187	-
Income from operating leases	-	540,895	14,051	940,894
Total Revenue	3,709,479	540,895	5,192,539	940,894

Cost of revenue
Cost of revenue - commodity product sales	(1,570,132)	-	(2,625,275)	-
Cost of revenue - supply chain management services	(7,849)	-	(8,566)	-
Cost of operating lease	(224,294)	(397,538)	(323,608)	(635,189)
Total cost of revenue	(1,802,275)	(397,538)	(2,957,449)	(635,189)

Gross profit	1,907,204	143,357	2,235,090	305,705

Operating expenses
Selling, general, and administrative expenses	(491,671)	(1,133,957)	(916,786)	(3,040,276)
Impairment on leasing business assets	-	-	-	(96,318)
Total operating cost and expenses	(491,671)	(1,133,957)	(916,786)	(3,136,594)

Other income (expenses), net
Interest income	1,586,552	22,018	1,726,564	32,481
Interest expenses	(104,314)	(71,743)	(238,689)	(71,743)
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-	(3,400,000)	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-	(3,060,000)	-
Total other expenses, net	(4,977,762)	(49,725)	(4,972,125)	(39,262)

Loss Before Income Taxes	(3,562,229)	(1,040,325)	(3,653,821)	(2,870,151)

Income tax expenses	(799,029)	-	(847,409)	-

Net Loss	(4,361,258)	(1,040,325)	(4,501,230)	(2,870,151)

Less: Net loss attributable to non-controlling interests	2,804	491	7,073	491
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(4,358,454)	$(1,039,834)	$(4,494,157)	$(2,869,660)

Comprehensive Loss
Net Loss	$(4,361,258)	$(1,040,325)	$(4,501,230)	$(2,870,151)
Foreign currency translation adjustment	(89,058)	(74,767)	(94,634)	(17,024)
Comprehensive loss	(4,450,316)	(1,115,092)	(4,595,864)	(2,887,175)
Less: Total comprehensive loss attributable to non-controlling interests	2,804	491	7,073	491
Comprehensive loss attributable to TD Holdings, Inc.	$(4,447,512)	$(1,114,601)	$(4,588,791)	$(2,886,684)

Loss per share - basic and diluted
Loss per share – basic and diluted	$(0.09)	$(0.14)	$(0.15)	$(0.45)

Weighted Average Shares Outstanding-Basic and Diluted	47,486,210	7,530,693	30,579,616	6,348,064

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

					Subscription	Accumulated
	Common Stock		Additional paid-in	Accumulated	advanced from a	other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	loss	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320
Net loss	-	-	-	(2,869,660)	-	-	(491)	(2,870,151)
Foreign currency translation adjustments	-	-	-	-	-	(17,024)	-	(17,024)
Balance as at June 30, 2019	8,646,297	$5,526	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	(13,500,000)	-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-	-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000

Net loss	-	-	-	(4,494,157)	-	-	(7,073)	(4,501,230)
Foreign currency translation adjustments	-	-	-	-	-	(94,634)	-	(94,634)
Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(36,885,197)	$-	$(428,915)	$(15,645)	$88,764,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	income (loss)	interests	Equity

Balance as at March 31, 2019	5,526,297	$5,526	$29,649,052	$(27,286,916)	$-	$(453,314)	$-	$1,914,348
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320
Net loss	-	-	-	(1,039,834)	-	-	(491)	(1,040,325)
Foreign currency translation adjustments	-	-	-	-	-	(74,767)	-	(74,767)
Balance as at June 30, 2019	8,646,297	$5,526	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

Balance as at March 31, 2020	28,585,111	$28,585	$53,606,170	$(32,526,743)	$(13,500,000)	$(339,857)	$(12,841)	$7,255,314
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-	-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Net loss	-	-	-	(4,358,454)	-	-	(2,804)	(4,361,258)
Foreign currency translation adjustments	-	-	-	-	-	(89,058)	-	(89,058)
Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(36,885,197)	$-	$(428,915)	$(15,645)	$88,764,998

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,501,230)	$(2,870,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasing business assets	162,211	102,179
Depreciation of property and equipment	1,547	1,155
Amortization of right of use assets	174,432	-
Impairment on leasing business assets	-	96,318
Stock-based compensation to service providers	-	884,208
Amortization of beneficial conversion feature relating to issuance of convertible notes	3,400,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	3,060,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,927,299)	-
Prepayments	(2,843,373)	-
Other current assets	(1,807,117)	(72,394)
Advances from customers	-	33,497
Income tax payable	847,409	8,352
Other current liabilities	991,383	72,590
Lease liabilities	(166,242)	-
Net Cash Used in Operating Activities	(2,608,279)	(1,744,246)

Cash Flows from Investing Activities:
Purchases of leasing business assets	-	(1,902,529)
Purchases of property and equipment	-	(707)
Investment in one investment security	-	(200,000)
Investments in equity investees	-	(884,225)
Investments in financial products	-	(1,000,000)
Collection of deposits from an equity investee	14,217	-
Loans made to third parties	(78,987,027)	(1,114,225)
Net Cash Used in Investing Activities	(78,972,810)	(5,101,686)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	-	2,063,193
Proceeds from borrowings from related parties	740,706	-
Cash raised in registered direct offering, net of transaction costs	-	4,653,440
Proceeds from a private placement	13,500,000	-
Proceeds from issuance of convertible notes	30,000,000	-
Proceeds from exercise of warrants	36,000,000	-
Net Cash Provided by Financing Activities	80,240,706	6,716,633

Effect of exchange rate changes on cash and cash equivalents	381,294	(47,631)

Net decrease in cash and cash equivalents	(959,089)	(176,930)
Cash at beginning of period	2,446,683	1,484,116
Cash at end of period	$1,487,594	$1,307,186

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$-
Issuance of common stocks in connection with conversion of convertible notes	$30,000,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

On April 2, 2020, HC High Summit Holding Limited (“HC High BVI”), the Company’s wholly owned subsidiary, established Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”), a holding company incorporated in accordance with the laws and regulations of Hong Kong. Tongdow Block Chain is wholly owned by HC High BVI. On April 2, 2020, Tongdow Block Chain established Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”) as its wholly owned subsidiary. Shanghai Jianchi is a holding company incorporated in accordance with the laws and regulations of People’s Republic of China (“PRC”).

On June 25, 2020, Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”), the Company’s wholly owned subsidiary incorporated in PRC, and Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”), a former VIE of the Company, entered into certain VIE Termination Agreement (the “VIE Termination Agreement”) to terminate the Huamucheng VIE Agreements. As such, Hao Limo will no longer have the control rights and rights to the assets, property and revenue of Huamucheng. On the same date, Shanghai Jianchi, Huamucheng and the shareholders of Huamucheng (the “Huamucheng Shareholders”) entered into certain Share Acquisition Agreement (the “Acquisition Agreement”) pursuant to which Shanghai Jianchi acquired 100% equity interest of Huamucheng from the Huamucheng Shareholders for nominal consideration.

As a result of the above reorganization, Huamucheng transitioned from being a variable interest entity (“VIE”) controlled by Company into a wholly owned subsidiary of the Company. The Company remained in control of Huamucheng both before and after the reorganization and its operating results are consolidated into the Company’s consolidated financial statements.

As of June 30, 2020, the Company conducts business through Huamucheng, a subsidiary of the Company, and one VIE, Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”). Beijing Tianxing is primarily engaged in operating the leasing business of used luxurious cars and Huamucheng is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consists of loan recommendation services and commodity product distribution services.

The accompanying consolidated financial statements reflect the activities of Beijing Tianxing, Huamucheng and each of the following holding entities:

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	● A BVI company ● Incorporated on March 22, 2018 ● A holding company	100% owned by the Company
HC High Summit Limited (“HC High HK”)	● A Hong Kong company ● Incorporated on April 16, 2018 ● A holding company	100% owned by HC High BVI
Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	● A Hong Kong company ● Incorporated on April 2, 2020 ● A holding company	100% owned by HC High BVI
Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	● A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) ● Incorporated on April 2, 2020 ● Registered capital of $10 million ● A holding company	WFOE, 100% owned by Tongdow Block Chain
Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”)	● A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) ● Incorporated on May 10, 2018 ● Registered capital of $15 million ● A holding company	WFOE, 100% owned by HC High HK
Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”)*	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Registered capital of $31,839 (RMB 200,000) ● Engaged in operating leasing business of used luxurious cars	VIE of Hao Limo
Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”)

●      A PRC limited liability company

●      Incorporated on December 30, 2013

●      Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up

●     Engaged in commodity trading business and providing supply chain management services to customers

VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi

*	As of June 30, 2020, Beijing Tianxing has six wholly owned subsidiaries:

●	Beijing Tianrenshijia Apparel Co., Ltd.
●	Beijing Blue Light Marching Technology Co., Ltd.
●	Beijing Eighty Weili Technology Co., Ltd.
●	Beijing Bat Riding Technology Co., Ltd
●	Beijing Blue Light Riding Technology Co., Ltd., and
●	Car Master (Beijing) Information Consulting Co., Ltd.

In addition, the Company has one subsidiary over which the Company has 60% ownership, Beijing Blue Light Super Car Technology Co., Ltd. The remaining 40% of ownership interest is owned by an employee of the Company.

Each of these subsidiaries owns a license to hold cars in Beijing or Zhejiang, and was either inactive or generated minimal revenues for the periods ended June 30, 2020 and 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the full years.

(b)	Consolidation of variable interest entities

As a result of reorganization on June 25, 2020 (Note 1), Huamucheng became a wholly owned subsidiary of the Company. As of June 30, 2020, the Company had Beijing Tianxing as its sole VIE. As of December 31, 2019, the Company had two VIEs, Beijing Tianxing and Huamucheng. Beijing Tianxing is engaged in used luxurious car leasing business and Huamucheng is engaged in the commodity trading and supply chain management business.

The following financial statement balances reflect the financial positions of the Company’s VIE(s), which was included in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020			As of December 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)
Cash	$55	$-	$55	$94,380	$1,730,793	$1,825,173
Loans receivable from third parties	680,439	-	680,439	1,364,125	-	1,364,125
Due from TD and Hao Limo*	807,246	-	807,246	966,882	-	966,882
Due from related parties	293,653	-	293,653	470,154	2,840,729	3,310,883
Other current assets	428,723	-	428,723	164,922	2,848	167,770
Investment in equity investees	554,711	-	554,711	562,807	-	562,807
Leasing business assets, net	2,229,819	-	2,229,819	2,426,109	-	2,426,109
Other noncurrent assets	15,434	-	15,434	18,186	-	18,186
Total Assets	$5,010,080	$-	$5,010,080	$6,067,565	$4,574,370	$10,641,935

LIABILITIES
Advances from customers	$15,029	$-	$15,029	$15,249	$-	$15,249
Other current liabilities	356,692	-	356,692	218,688	207,834	426,522
Third parties loans	1,564,253	-	1,564,253	2,080,941	315,729	2,396,670
Due to related parties	229,530	-	229,530	197,733	166,332	364,065
Due to TD and Hao Limo **	5,146,671	-	5,146,671	5,197,531	2,577,356	7,774,887
Total Liabilities	$7,312,175	$-	$7,312,175	$7,710,142	$3,267,251	$10,977,393

*	Receivable due from TD and Hao Limo is eliminated upon consolidation.

**	Payable due to TD and Hao Limo is eliminated upon consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Consolidation of variable interest entities (continued)

Because Huamucheng was a VIE of the Company before June 25, 2020, and there were no material transactions for the five days ended June 30, 2020, the following financial statement amounts reflect the financial performances and cash flows of Beijing Tianxing and Huamucheng, which were included in the consolidated financial statements for the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$14,051	$5,178,488	$5,192,539	$940,894	$-	$940,894
Cost of revenue	$(323,608)	$(2,633,840)	$(2,957,448)	$(635,189)	$-	$(635,189)
Operating expenses	$(103,078)	$(682,159)	$(785,237)	$(1,894,015)	$-	$(1,894,015)
Net (loss) income	$(495,734)	$2,540,279	$2,044,545	$(993,034)	$-	$(993,034)

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Cash (Used in) Provided by Operating Activities	$(320,687)	$77,363,926	$77,043,239	$655,481	$-	$655,481
Net Cash Provided by (Used in) by Investing Activities	681,659	(78,672,099)	(77,990,440)	(3,671,685)	-	(3,671,685)
Net Cash (Used in) Provided by Financing Activities	(454,413)	1,071,786	617,373	2,063,193	-	2,063,193
Effect of Exchange Rate Changes on Cash	(884)	(23,699)	(24,583)	12,826	-	12,826
Net Decrease in Cash	(94,325)	(260,086)	(354,411)	(940,185)	-	(940,185)
Cash at Beginning of Period	94,380	1,730,793	1,825,173	991,385	-	991,385
Cash at End of Period	$55	$1,470,707	$1,470,762	$51,200	$-	$51,200

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”), which is also the Company’s functional currency. HC High BVI, HC High HK, and Tongdow Block Chain maintain their book and records in US$, which is also their functional currency. The Company’s PRC subsidiaries and VIE maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is their functional currencies as being the primary currency of the economic environment in which these entities operate.

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

	June 30, 2020	December 31, 2019

Balance sheet items, except for equity accounts	7.0697	6.9680

	For the Six Months Ended June 30,
	2020	2019

Items in the statements of operations, comprehensive loss and statements of cash flows	7.0339	6.7856

Transactions denominated in currencies other than the functional currency are translated into prevailing functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the consolidated statements of comprehensive loss.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Accounts receivable, net

Accounts receivable are recorded at the gross amount less an allowance for any uncollectible accounts and do not bear interest. The Company provides commodity trading business customers with credit term ranging between one week to one month, depending on credit assessment of customers. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020, the Company determined no allowances for doubtful accounts were necessary for accounts receivable.

(e)	Prepayments

Prepayments represent amounts advanced to suppliers for supply of commodity products to the Company. The suppliers of commodity trading business usually require advance payments when the Company orders service and the prepayments will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

(f)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2020 and December 31, 2019. As of June 30, 2020, all of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2019 remain open for statutory examination by relevant tax authorities.

(g)	Recent accounting pronouncement

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”  ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.  ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.   For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company  are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023.  The Company will adopt ASU 2020-06 effective January 1, 2024.  Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.  The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

(h)	Risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2020, approximately $16,803 was deposited with a bank in the United States which was insured by the government up to $250,000. As of June 30, 2020 and December 31, 2019, approximately $1,470,791 and $2,399,300, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

2)	Liquidity risk

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

3)	Foreign currency risk

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $16,803 which was in U.S. dollars as of June 30, 2020, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts.

The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

4)	VIE risk

It is possible that the Company’s VIE agreements with Beijing Tianxing would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. If such were the case, the Company’s cash flows, financial position, and operating performance would be materially adversely affected.

3.	LIQUIDITY

For the six months ended June 30, 2020, the Company incurred a net loss of $4.50 million, and reported cash outflows of approximately $2.61 million from operating activities. As of June 30, 2020, the Company had cash balance of $1.5 million. These factors caused concern as to the Company’s liquidity as of June 30, 2020. The accompanying unaudited condensed financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of June 30, 2020, the Company had a positive working capital of approximately $85.4 million, among which the Company had a loan due from a customer of approximately $79.4 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From July 1, 2020 to the date of the report, the Company collected approximately RMB 507.63 million, or $71.80 million from the customer.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, operating lease income, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

4.	LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2020	December 31, 2019

Loans receivable from Shenzhen Xinsuniao Technology Co., Ltd. (“Shenzhen Xinsuniao”)	$79,372,505	$-
Loans receivable from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	1,562,662	-
Loans receivable from other third parties	2,298,699	1,955,697
Loan receivable from other third parties, current	$83,233,866	$1,955,697
Loan receivable from a third party, noncurrent	$-	$50,230

Loans receivable from Shenzhen Xinsuniao

On March 25, 2020 , the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the six months ended June 30, 2020. The Company selected Shenzhen Xinsuniao as its customer, because Shenzhen Xinsuniao and its wholly-owned subsidiary Qianhai Baiyu, were reputable for their extensive experiences in supply chain services for commodities trading.

Pursuant to the loan agreement, the proceeds should solely be used for the operations of the commodity trading business including sales and purchase of commodity products, and supply chain management services. Each loan was repayable in twelve months from disbursement, with a per annum interest rate of 10%. However in practice, the loans are generally revolving every three months,   which matches the transaction turnover of Shenzhen Xinsuniao and Qianhai Baiyu. From July 1, 2020 to the date of this report, the Company has collected RMB 507.63 million, or US$ 71.80 million from Shenzhen Xinsuniao.

The revolving credit facility lasts for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai  Baiyu, which enterprise value was estimated at approximately $106 million. For the six months ended June 30, 2020, the Company made loans aggregating $79.8 million to Shenzhen Xinsuniao and recognized interest income of $1.4 million with corresponding account of “other current assets.”

Loans receivable from Qianhai Baiyu

The Company had a balance of $1,562,662 due from Qianhai Baiyu, which was recorded as a balance due from a related party because Qianhai Biayu was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng before March 31, 2020. On March 31, 2020, Mr. Zhiping Cheng transferred its equity interest in Qianhai Baiyu to unrelated third parties, and Qianhai Baiyu became a third party to the Company. As of June 30, 2020, the Company classified the balance due from Qianhai Baiyu to the account of “loans receivable due from third parties.” The Company charged an interest rates of 10% per annum. Principal and interest are repaid on maturity of the loan. For the six months ended June 30, 2020, the Company made loans of $1,570,615 to and collected $2,789,031 from Qianhai Baiyu.

Loans receivable from other third parties

In addition, during the six months ended June 30, 2020 and 2019, the Company entered into loan agreements with three and three third parties and advanced an aggregate of $1,818,037 and $1,114,225 to these third parties as interest-bearing loans, respectively.   The interest rate ranges between 9% and 16% per annum. During the six months ended June 30, 2020 and 2019, the third parties paid back $1,503,109 and $nil, respectively. As of June 30, 2020, the balances of loan principal and interest payment were due in September 2020 through December 2020. The Company classified loan receivables as current assets.

Management periodically assesses the collectability of these third-party loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of June 30, 2020 and December 31, 2019, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

Interest income of $1,558,166 and $18,817 was recognized for the three months ended June 30, 2020 and 2019, respectively. Interest income of $1,643,440 and $31,246 was accrued for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the Company recorded an interest receivable of $1,741,205 and $133,742 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

5.	INVESTMENTS IN EQUITY INVESTEES

As of June 30, 2020, the Company’s investments in equity investees were comprised of the following:

	Investment	% of ownership	Investment dates

Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”) (a)	$282,897	40%	June 28, 2019
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”) (a)	282,897	40%	July 4, 2019
Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”) (b)	410,000	20%	December 17, 2019
	975,794
Less: Share of results of equity investees	(11,083)
	$964,711

(a)	On June 28, 2019 and July 4, 2019, the Company made investments of $282,897 (RMB 2,000,000) and $282,897 (RMB 2,000,000), for 40% of the ownership interest in each of these two investees, respectively. The purpose of such investment is to establish a cooperative business partnership with these investees and utilize their marketing strength and customer network to bring in more customers for the Company’s car leasing services in Chengdu and Shanghai markets.
(b)	October 14, 2019, the Company entered into an agreement with Hangzhou Yihe and agreed to issue 1,253,814 shares of the Company’s common stock to acquire 20% equity interest in Hangzhou Yihe. Hangzhou Yihe was engaged in car leasing business, and the acquisition was for the purpose of producing synergy between the Company and Hangzhou Yihe so as to promote car leasing business in Zhejiang province.

For the three and six months ended June 30, 2020, the three equity investees were closed as affected by COVID-19. As a result, the Company had no share of results of equity investees for the period. As of June 30, 2020 and December 31, 2019, the balance of share of results of equity investees was $11,083 and $11,245, respectively. Because these equity investees gradually resumed work since April, the Company expected the closure was temporary, and the decline in fair value below the carrying value is not other-than-temporary. As of June 30, 2020, the Company did not provide impairment against the investments in equity investees.

6.	LEASING BUSINESS ASSETS, NET

As of June 30, 2020 and December 31, 2019, the Company had investments in eleven and eleven used luxury cars, respectively.

As of June 30, 2020 and December 31, 2019, the Company, by reference to the market price, determined the fair value of nil and four used luxurious car were below the original carrying amount of the leased asset and had accumulated impairment of $317,575 and $322,210, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded impairment of $nil and $96,318, respectively, for these leasing business assets. For the three months ended June 30, 2020 and 2019, the Company did not provide impairment for these leasing business assets.

As of the June 30, 2020 and December 31, 2019, the balance of the used luxurious cars is comprised of the following:

	June 30, 2020	December 31, 2019

Used luxury cars	$2,754,927	$2,795,136
Less: accumulated depreciation	(525,108)	(369,027)
	$2,229,819	$2,426,109

For the three months ended June 30, 2020 and 2019, the Company charged depreciation expenses of $82,633 and $55,321 on used luxurious cars, respectively. For the six months ended June 30, 2020 and 2019, the Company charged depreciation expenses of $162,211 and $102,179 on used luxurious cars, respectively.

7.	THIRD PARTIES LOANS PAYABLE

	June 30, 2020	December 31, 2019

Third parties loans payable	$1,886,756	$2,367,967

The borrowings are due through December 2020. The purpose of such borrowings was to use the funds to purchase used luxurious cars. The interest rate charged on the borrowings ranged between 7% and 11.5%. For the three months ended June 30, 2020 and 2019, the Company recognized interest expenses of $60,426 and $30,675 on the borrowings, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized interest expenses of $158,541 and $37,544 on the borrowings, respectively.

As of June 30, 2020 and December 31, 2019, eight used luxurious cars with an aggregated carrying amount of $1,889,182 were pledged for borrowings from third parties (see Note 4).

8.	OTHER CURRENT LIABILITIES

	June 30, 2020	December 31, 2019
Other payable (1)	$792,113	$128,301
Accrued interest expenses	273,604	117,554
Deposit payable	57,164	64,342
Accrued payroll and benefit	36,281	49,690
Other tax payable	207,342	39,692
Others	34,038	20,522
	$1,400,542	$420,101

(1)	As of June 30, 2020, the balance of other payable represented advances from one customer for commodities trading business. However since the Company cannot deliver the products in due time, the transaction was cancelled in early July 2020, and the Company returned the amount to the customer.

9.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS

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

10.	CAPITAL TRANSACTIONS

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

On January 22, 2020, the Company also agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80 (the “2020 Warrants” ). On March 23, 2020, the Company issued the Notes and Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and 2020 Warrants.

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

The 2020 Warrants are exercisable immediately upon the date of issuance at the exercise price of $1.80 for cash (the “Warrant Shares”). The 2020 Warrants may also be exercised cashless if at any time after the six-month anniversary of the issuance date. There is no effective registration statement registering, or no current prospectus available for the resale of the Warrant Shares, if exercised, The 2020 Warrants will expire five years from date of issuance. The 2020 Warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions. The 2020 Warrants contain a mandatory exercise right for the Company to force exercise of the 2020 Warrants if the Company’s common stock trades at or above $3.00 for 20 consecutive trading days, provided, among other things, that the shares issuable upon exercise of the are registered or may be sold pursuant to Rule 144 and the daily trading volume exceeds 300,000 shares of Common stock per trading day on each trading day in a period of 20 consecutive trading days prior to the applicable date.

The Company applied Black-Scholes model to determine the fair value of the 2020 Warrants at $3.42 million. Significant estimates and assumptions used included stock price on January 22, 2020 of $1.52 per share, risk-free interest rate of six month of 1.52%, time to maturity of 2.5 years, and volatility of 25.99%.

10.	CAPITAL TRANSACIONS (CONTINUED)

The proceeds of $30 million must be allocated between the Note and the 2020 Warrants, based on the relative fair value. The ratio of the relative fair values of the Notes and the Warrants was 89.8% to 10.2%. After allocating 10.2%, or $3.06 million, of the proceeds to the 2020 Warrants, the Company estimated the embedded conversion option within the Notes is beneficial to the holders, because the effective conversion price was $1.35 ($27.0 million/20 million shares), which was below the Company’s share price of $1.52 on January 22, 2020. The fair value of this beneficial conversion feature was estimated to be $3.4 million, and was recorded to debt discount, to be amortized to interest expense using the effective interest method over the term of the Note.

The total Notes discount was recognized at $6.46 million ($3.06 million from the allocation of proceeds to the Warrants and an additional $3.4 million from the measurement of the intrinsic value of the conversion option). The Note discount was initially recognized as a reduction to the carrying amount of the Notes and an addition to paid-in capital, and was to be subsequently amortized to interest expense using the effective interest method over the Note period.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020. The Company received proceeds aggregating $66,000,000 from the transaction, and upon settlement of the Note and the 2020 Warrants, the Company immediately expensed the Note discount of $6.46 million For the six months ended June 30, 2020, the Company recognized amortization of beneficial conversion feature   relating to issuance of convertible notes of $3.4 million and amortization of relative fair value of warrants relating to issuance of conversion notes of $3.06 million.

Warrants

A summary of warrants activity for the six months ended June 30, 2020 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price

Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years	1.58
Granted	20,000,000		1.80
Exercised	(20,000,000)		1.80
Balance of warrants outstanding as of June 30, 2020	3,033,370	3.88 years	1.58

As of June 30, 2020 and December 31, 2019, the Company had 3,033,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 2,760,000 shares of warrants   were issued in two direct offerings closed on May 20, 2019 (“May Offering”) and April 11, 2019 (“April Offering”)

In connection with April Offering, the Company issued warrants to investors to purchase a total of 1,680,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $2.20 per share. On May 20, 2019, the exercise price was reduced to $1.32, and on August 30, 2019 the exercise price was revised to $2.20.

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

The key assumption used in estimates are as follows:

	April 11,	August 30,	May 20,
	2019	2019	2019
		(Replacement Warrants)
Price of underlying stock	1.71	1.71	1.32
Terms of warrants (in months)	60.0	55.3	66.0
Exercise price	$1.32	$2.20	$1.32
Risk free rate of interest	2.77%	2.77%	2.77%
Dividend yield	0.00%	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	63.45%	57.04%

11.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and six months ended June 30, 2020, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of June 30, 2020 and December 31, 2019, the Company had deferred tax assets of $5,908,788 and $3,574,333, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2020.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended June 30, 2020 and 2019, the Company had current income tax expenses of $847,409 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively. For the six months ended June 30, 2020 and 2019, the Company had current income tax expenses of $799,029 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2020 and December 31, 2019 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

12.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of an entity over which the Company exercised significant influence
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of Beijing Tianxing

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of June 30, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	June 30, 2020	December 31, 2019

Qianhai Baiyu (i)	$-	$2,840,728
Chengdu Jianluo (ii)	445,838	452,346
Shanghai Huxin (iii)	17,552	17,809
Total Due from related parties	$463,390	$3,310,883

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. As of June 30, 2020, the Company classified the balance due from Qianhai Baiyu to “Loans receivable from third parties” (Note 4).

(i)	As of June 30, 2020, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $462,600, netting off against car-related fees due to the related party of $16,762.

As of December 31, 2019, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,513, netting off against car-related fees due to the related party of $17,006.

(iii)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate.

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	June 30, 2020	December 31, 2019

Guangzhou Chengji (1)	$2,107,002	$970,318
Lu Zhao (2)	62,243	33,269
Jiaxi Gao (3)	8,017	8,134
Tao Sun (3)	9,335	4,206
Guotao Deng (3)	488	1,435
Total	$2,187,085	$1,017,362

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020.
(2)	As of June 30, 2020 and December 31, 2019, the balance due to Lu Zhao consisted of the operating expenses of $2,829 and $2,870, respectively, which was paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest aggregating $59,414 and $ 30,399 due to the related party. The loans have an interest rate of 10% per annum with a maturity date of December 30, 2020
(3)	The balances due to Jiaxi Gao, Guotao Deng and Tao Sun represents the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

-	Due to related parties, noncurrent

	June 30, 2020	December 31, 2019

Tao Sun	$149,936	$152,124

The balance of related party loan was payable in September 2022, with an interest rate of 9.5% per annum.

For the above mentioned related party borrowings, interest expense amounted to $43,888 and $nil for the three months ended June 30, 2020 and 2019, respectively. Interest expense amounted to $80,148 and $nil for the six months ended June 30, 2020 and 2019, respectively.

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Transactions with related parties

-	Purchase from a related party and cost of revenue associated with commodity trading business

For the three months ended March 31, 2020, the Company purchased aluminum ingots of $1,055,143 from Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. For the three months ended March 31, 2020, the Company sold all aluminum ingots to customers and recorded cost of revenue of $1,055,143 associated with commodity product sales.

From April 1, 2020, Qianhai Baiyu was no longer a related party of the Company.

-	Lending to a related party

For the three months ended March 31, 2020, the Company lent loans aggregating $1,593,260 to Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. The Company charged the related party interest rates 10% per annum. For the three months ended March 31, 2020, the Company recognized interest income of $54,193.

From April 1, 2020, Qianhai Baiyu was not a related party of the Company.

-	Borrowings from related parties

For the six months ended June 30, 2020, the Company borrowed loans aggregating $36,344 from and collected $9,745 to Mr. Lu Zhao, a member of the senior management team of Beijing Tianxing. The loan will expire on December 24, 2020. The interest rate charged on the borrowing was 10%. For the three and six months ended June 30, 2020, the Company accrued interest expenses of $1,429 and $3,003, respectively.

For the six months ended June 30, 2020, the Company borrowed a loan of $1,035,560 from Guangzhou Chengji. The Loan has an annual interest rate of 8% and a maturity date of December 4, 2020. For the three and six months ended June 30, 2020, the Company accrued interest expenses of $39,659 and $71,929, respectively.

13.	SEGMENT REPORTING

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different services. For the six months ended June 30, 2020, the Company has two operating business lines, including business with metal products trading and supply chain management services business conducted by Huamucheng (“Commodity Trading and Supply Chain Management Services” or “Huamucheng Business”) and used luxurious car leasing business conducted by Beijing Tianxing (“Used Car Leasing” or “Tianxing Business”). Based on management’s assessment, the Company has determined that the two operating business lines are two operating segments as defined by ASC 280. For the six months ended June 30, 2019, the Company had one operating business line and one reporting unit.

The following table presents summary information by segment for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$-	$3,709,479	$-	$3,709,479
Cost of revenue and related tax	(224,295)	(1,577,980)	-	(1,802,275)
Gross profit	$(224,295)	$2,131,499	$-	$1,907,204
Total other income (expenses), net	$(25,532)	$1,481,133	$(6,433,363)	$(4,977,762)
Income tax expense	$-	$(799,029)	$-	$(799,029)
Segment (loss) profit	$(282,290)	$2,396,349	$(6,475,317)	$(4,361,258)
Segment assets as of June 30, 2020	$4,202,834	$88,976,877	$2,365,956	$95,545,667

	For the Three Months Ended June 30, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$549,895	$-	$-	$549,895
Cost of revenue and related tax	(387,538)	-	-	(387,538)
Gross profit	$143,357	$-	$-	$143,357
Interest expense, net	$(49,725)	$-	$-	$(49,725)
Income tax expense	$-	$-	$-	$-
Segment loss	$(1,040,325)	$-	$-	$(1,040,325)
Segment assets as of June 30, 2019	$8,034,039	$-	$-	$8,034,039

The following table presents summary information by segment for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$14,051	$5,178,488	$-	$5,192,539
Cost of revenue and related tax	(323,609)	(2,633,840)	-	(2,957,449)
Gross profit	$(309,558)	$2,544,648	$-	$2,235,090
Total other income (expenses), net	$(82,957)	$1,525,194	$(6,414,362)	$(4,972,125)
Income tax expense	$-	$(847,409)	$-	$(847,409)
Segment (loss) profit	$(495,734)	$2,540,279	$(6,545,775)	$(4,501,230)
Segment assets as of June 30, 2020	$4,202,834	$88,976,877	$2,365,956	$95,545,667

	For the Six Months Ended June 30, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$940,894	$-	$-	$940,894
Cost of revenue and related tax	(635,189)	-	-	(635,189)
Gross profit	$305,705	$-	$-	$305,705
Interest expense, net	$(39,262)	$-	$-	$(39,262)
Income tax expense	$-	$-	$-	$-
Segment loss	$(2,870,151)	$-	$-	$(2,870,151)
Segment assets as of June 30, 2019	$8,034,039	$-	$-	$8,034,039

14.	COMMITMENTS AND CONTINGENCIES

1	Lease Commitments

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

As of June 30, 2020, the Company had two lease contracts with lease expiration in June 2021 and September 2020, respectively. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The table below presents the operating lease related assets and liabilities recorded on the balance sheet.

	June 30, 2020	December 31, 2019

Rights of use lease assets	$316,128	$41,188

Operating lease liabilities, current	$283,680	$-
Operating lease liabilities, noncurrent	-	-
Total operating lease liabilities	$283,680	$-

As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term was 0.84 years and 0.71 years, respectively, and discount rates were 4.75% for all of the operating leases.

Lease expenses for the three months ended June 30, 2020 and 2019 were $92,414 and $28,125, respectively. Lease expenses for the six months ended June 30, 2020 and 2019 were $187,538 and $44,749, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

Twelve months ended June 30, 2021	$290,462

Total lease payments	290,462
Less: imputed interest	(6,782)
Present value of lease liabilities	$283,680

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2	Contingencies

a	2015 Derivative Action

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

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

c	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

15.	SUBSEQUENT EVENTS

From July 1, 2020 to the date of this report, the Company collected RMB 507.63 million, or $71.80 million from Shenzhen Xinsuniao.

The Company evaluated all events and transactions that occurred after June 30, 2020 up through the date the Company issued these unaudited condensed consolidated financial statements on August 14, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2020, the Company had two business lines, used luxury car leasing business and commodities trading business.

Used luxury car leasing business

Currently the Company has eleven used luxurious cars with net book value of approximately US$2.23 million. In addition, the Company also leased used luxurious cars from peer companies and individuals to provide more varieties of luxurious cars to our customers. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety features, mileage, repair and maintenance history, accident history, market scarcity, etc. Due to the effects of COVID-19, we had closed our luxury car rental facilities from the end of January 2020 and have resumed our operations since April 2020. For the six months ended June 30, 2020 and 2019, the Company earned income from operating lease of $14,051 and $940,894, respectively. For the three months ended June 30, 2020 and 2019, the Company earned income from operating lease of $nil and $540,895, respectively.

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

For the six months ended June 30, 2020, the Company recorded revenue of $2,617,301 from commodities trading business and $2,561,187 from supply chain management services (all from loan recommendation services), respectively, from Huamucheng’s operations. For the three months ended June 30, 2020, the Company recorded revenue of $1,563,669 from commodities trading business and $2,145,810 from supply chain management services (all from loan recommendation services), respectively, from Huamucheng’s operations.

For the six and three months ended June 30, 2020, the Company generated net income of $2.54 million and $2.40 million from commodities trading business.

In addition, the Company commenced supply chain financing services and for the six months ended June 30, 2020, the Company provided such services to one customer. On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the six months ended June 30, 2020. The Company selected Shenzhen Xinsuniao as its customer because Shenzhen Xinsuniao and its wholly-owned subsidiary Qianhai Baiyu were reputable for their extensive experience in supply chain services for commodities trading.

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

Recent developments

Revolving Credit Facility

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the six months ended June 30, 2020.

From July 1, 2020 to the date of this report, the Company collected RMB 507.63 million, or $71.80 million from Shenzhen Xinsuniao.

Termination of VIE Agreement

On April 2, 2020, HC High Summit Holding Limited (“HC High BVI”), the Company’s wholly owned subsidiary, established Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”), a holding company incorporated in accordance with the laws and regulations of Hong Kong. Tongdow Block Chain is wholly owned by HC High BVI. On April 2, 2020, Tongdow Block Chain established Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”) as its wholly owned subsidiary. Shanghai Jianchi is a holding company incorporated in accordance with the laws and regulations of People’s Republic of China (“PRC”).

On June 25, 2020, Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”), the Company’s wholly owned subsidiary incorporated in PRC, and Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”), a former VIE of the Company, entered into certain VIE Termination Agreement (the “VIE Termination Agreement”) to terminate the Huamucheng VIE Agreements. As such, Hao Limo will no longer have the control rights and rights to the assets, property and revenue of Huamucheng. On the same date, Shanghai Jianchi, Huamucheng and the shareholders of Huamucheng (the “Huamucheng Shareholders”) entered into certain Share Acquisition Agreement (the “Acquisition Agreement”) pursuant to which Shanghai Jianchi acquired 100% equity interest of Huamucheng from the Huamucheng Shareholders for nominal consideration.

As a result of the above reorganization, Huamucheng transitioned from being a variable interest entity (“VIE”) controlled by Company into a wholly owned subsidiary of the Company. The Company remained in control of Huamucheng both before and after the reorganization and its operating results are consolidated into the Company’s consolidated financial statements.

The Company has commenced its supply chain financing services and the Company provided such services to one customer for the six months ended June 30, 2020.

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

Results of Operations

Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	%
Revenues
Revenue from sales of commodity products	$1,563,669	$-	$1,563,669	100%
Revenue from supply chain management services	2,145,810	-	2,145,810	100%
Income from operating leases	-	540,895	(540,895)	(100)%
Total Revenue	3,709,479	540,895	3,168,584	586%

Cost of revenue
Cost of revenue - commodity product sales - related party	(1,570,132)	-	(1,570,132)	100%
Cost of revenue - supply chain management services	(7,849)	-	(7,849)	100%
Cost of operating lease	(224,294)	(397,538)	173,244	(44)%
Total cost of revenue	(1,802,275)	(397,538)	(1,404,737)	353%

Gross profit	1,907,204	143,357	1,763,847	1,230%

Operating expenses
Selling, general, and administrative expenses	(491,671)	(1,133,957)	642,286	(57)%

Total operating cost and expenses	(491,671)	(1,133,957)	642,286	(57)%

Other income (expenses), net
Interest income	1,586,552	22,018	1,564,534	7,106%
Interest expenses	(104,314)	(71,743)	(32,571)	45%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(6,460,000)	-	(6,460,000)	100%
Total other expenses, net	(4,977,762)	(49,725)	(4,928,037)	9,911%

Loss Before Income Taxes	(3,562,229)	(1,040,325)	(2,521,904)	242%

Income tax expenses	(799,029)	-	(799,029)	100%

Net Loss	$(4,361,258)	$(1,040,325)	$(3,320,933)	319%

Revenue

We generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Both revenue from sales of commodity and revenue from supply chain management services were newly incorporated into our operations as a result of the consolidation of Huamucheng through VIE contractual agreements in November 2019, and Huamucheng subsequently became a wholly owned subsidiary of the Company on June 25, 2020. Total revenue increased by $3,168,584 or 586%, from $540,895 for the three months ended June 30, 2019 to $3,709,479 for the three months ended June 30, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 42.2%, 57.8% and 0%, respectively, of our total revenue for the three months ended June 30, 2020. For the three months ended June 30, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

(1)	Revenue from sales of commodity products

For the three months ended June 30, 2020, the Company sold non-ferrous metals to two customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $1,563,669 from sales of commodity products. There was no such revenue for the three months ended June 30, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and distribution services. For the three months ended June 30, 2020, the Company provided loan recommendation services to customers.

Loan recommendation service fees

The Company refers customers who have financing needs for metal product trading to various financial institutions and assists these customers in obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by the customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. For the three months ended June 30, 2020, the Company earned $2,145,810 from loan recommendation services from the facilitation of a loan volume of approximately $86.0 million (RMB 604.6 million) with eight customers.

(3)	Income from operating lease

The Company commenced its business of lease services of used luxurious cars in May 2018. As of June 30, 2020 and 2019, the Company had eleven and thirteen used luxurious cars, respectively. The lease term is generally within one month. The operating lease income is recognized on a straight-line basis over the scheduled lease term.

As affected by COVID-19, we closed our car rental facilities from the end of January to March 2020, and gradually resumed business in April 2020. However due to cautious attitude on transportation, we did not generate operating lease income for the three months ended June 30, 2020. The extent to which COVID-19 impacts our income from operating lease for the fiscal year 2020 will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses in attempting to contain the spread of COVID-19, all of which is uncertain at this point.

For the three months ended June 30, 2019, the Company generated operating lease income from used luxurious cars which are either owned by the Company or leased from third party vendors. The Company generated operating lease income of $540,895 for the three months ended June 30, 2019.

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $1,404,737 or 353% from $397,538 for the three months ended June 30, 2019 to $1,802,275 for the three months ended June 30, 2020, primarily due to an increase of $1,570,132 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $173,244 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2020, the Company purchased non-ferrous metal products of $1,570,132 from two third party suppliers, and sold non-ferrous metal products to two customers. The Company recorded cost of revenue of $1,570,132. There was no such cost for the three months ended June 30, 2019 because this was a new business launched in December 2019.

Costs associated with Operating lease

The operating lease expense mainly consisted of depreciation expenses on leasing business assets and car related expenses arising from lease of cars.

The depreciation expenses on leasing business assets increased from $55,321 for the three months ended June 30, 2019 to $82,633 for the three months ended June 30, 2020, representing an increase of $27,312, or 49%. The Company purchased five used luxurious cars in April through June 2019, leading to an increase of depreciated months for these new cars for the three months ended June 30, 2020 as compared with the same period ended June 30, 2019. As of June 30, 2020, the Company had eleven used luxurious cars, as compared with thirteen cars as of June 30, 2019.

In January 2019, the Company officially launched sub-lease of luxurious car business through leasing cars from both third party peer companies and individuals. The Company recorded car leasing expenses of $141,661 and $342,217 for the three months ended June 30, 2020 and 2019, respectively. The decrease was mainly caused by the Company’s closure of car rental facilities from the end of January 2020 and the Company slowed down the business since we resumed business in April 2020, as affected by COVID-19.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $1,133,957 for the three months ended June 30, 2019 to $491,671 for the three months ended June 30, 2020, representing a decrease of $642,286, or 57%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The decrease was mainly attributable to combined effects of a decrease of other operating expenses of $368,344 as a result of we slowed down our car rental business for the three months ended June 30, 2020, and a decrease of legal and consulting expenses of $261,477, primarily as a result of a decrease in expenses incurred for the registered direct offerings in April and May 2019, including a decrease of audit related fees of $139,694, and an decrease of commission of $100,000 to a third party vendor for referral of underwriters.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2020, interest income was $1,586,552, representing an increase of $1,564,534, or 7,106% from $22,018 for the three months ended June 30, 2019. The increase was primarily due to 1) loans aggregating $79.8 million made to a customer, to whom the Company also provided loan recommendations services. For the three months ended June 30, 2020, the Company recognized interest income of $1,355,107, and 2) an increase of loans receivable from others third parties by $1.5 million, leading to an increase of interest income.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the six months ended June 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the three months ended June 30, 2020, no such expenses incurred.

Net loss

As a result of the foregoing, net loss for the three months ended June 30, 2020 was $4,361,258, representing an increase of $3,320,033 from net loss of $1,040,325 for the three months ended June 30, 2019.

For the three months ended June 30, 2020, our net loss was by segment was as follows, which consisted of a net profit of $2.40 million in our commodities trading business, and an amortization expenses of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes of $6.46 million.

	For the Three Months Ended June 30, 2020
	Used luxury car leasing business	Commodities trading business	Unallocated	Total
Segment (loss) profit	$(282,290)	$2,396,349	$(6,475,317)	$(4,361,258)

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	%
Revenues
Revenue from sales of commodity products	$2,617,301	$-	$2,617,301	100%
Revenue from supply chain management services	2,561,187	-	2,561,187	100%
Income from operating leases	14,051	940,894	(926,843)	(99)%
Total Revenue	5,192,539	940,894	4,251,645	452%

Cost of revenue
Cost of revenue - commodity product sales - related party	(2,625,275)	-	(2,625,275)	100%
Cost of revenue - supply chain management services	(8,566)	-	(8,566)	100%
Cost of operating lease	(323,608)	(635,189)	311,581	(49)%
Total cost of revenue	(2,957,449)	(635,189)	(2,322,260)	366%

Gross profit	2,235,090	305,705	1,929,385	631%

Operating expenses
Selling, general, and administrative expenses	(916,786)	(3,040,276)	2,123,490	(70)%
	-	(96,318)	96,318	(100)%
Total operating cost and expenses	(916,786)	(3,136,594)	2,219,808	(71)%

Other expenses, net
Interest income	1,726,564	32,481	1,694,083	5,216%
Interest expenses	(238,689)	(71,743)	(166,946)	233%
Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes	(6,460,000)	-	(6,460,000)	100%
Total other expenses, net	(4,972,125)	(39,262)	(4,932,863)	12,564%

Loss Before Income Taxes	(3,653,821)	(2,870,151)	(783,670)	27%

Income tax expenses	(847,409)	-	(847,409)	100%

Net Loss	$(4,501,230)	$(2,870,151)	$(1,631,079)	57%

Revenue

For the six months ended June 30, 2020, we generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Total revenue increased by $4,251,645 or 452%, from $940,894 for the six months ended June 30, 2019 to $5,192,539 for the six months ended June 30, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 50.4%, 49.3% and 0.3%, respectively, of our total revenue for the six months ended June 30, 2020. For the six months ended June 30, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

(1)	Revenue from sales of commodity products

For the six months ended June 30, 2020, the Company sold non-ferrous metals to two customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $2,617,301 from sales of commodity products. There was no such revenue for the six months ended June 30, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and distribution services. For the six months ended June 30, 2020, the Company provided loan recommendation services to customers.

Loan recommendation service fees

The Company refers customers who have financing needs for metal product trading to various financial institutions and assists these customers in obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by the customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. For the six months ended June 30, 2020, the Company earned $2,561,187 from loan recommendation services from the facilitation of a loan volume of approximately $102.4 million (RMB 720.6 million) with eight customers.

(3)	Income from operating lease

The operating lease income is recognized on a straight-line basis over the scheduled lease term.

As affected by COVID-19, we closed our car rental facilities from the end of January to March 2020, and gradually resumed business in April 2020. However due to cautious attitude on transportation, we did not generate operating lease income for the six months ended June 30, 2020. The extent to which COVID-19 impacts our income from operating lease for the fiscal year 2020 will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses in attempting to contain the spread of COVID-19, all of which is uncertain at this point.

For the six months ended June 30, 2019, the Company generated operating lease income from used luxurious cars which are either owned by the Company or leased from third party vendors. The Company generated operating lease income of $940,894 for the six months ended June 30, 2019.

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $2,322,260 or 366% from $635,189 for the six months ended June 30, 2019 to $2,957,449 for the six months ended June 30, 2020, primarily due to an increase of $2,625,275 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $311,581 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the six months ended June 30, 2020, the Company purchased non-ferrous metal products of $2,625,275 from two third party suppliers, and sold non-ferrous metal products to two customers. The Company recorded cost of revenue of $2,625,275. There was no such cost for the six months ended June 30, 2019 because this was a new business launched in December 2019.

Costs associated with Operating lease

The operating lease expense mainly consisted of depreciation expenses on leasing business assets and car related expenses arising from lease of cars.

The depreciation expenses on leasing business assets increased from $102,179 for the six months ended June 30, 2019 to $162,211 for the six months ended June 30, 2020, representing an increase of $60,032, or 59%. The Company purchased five used luxurious cars in April through June 2019, leading to an increase of depreciated months for these new cars for the six months ended June 30, 2020 as compared with the same period ended June 30, 2019. As of June 30, 2020, the Company had eleven used luxurious cars, as compared with thirteen cars as of June 30, 2019.

In January 2019, the Company officially launched sub-lease of luxurious car business through leasing cars from both third party peer companies and individuals. The Company recorded car leasing expenses of $161,397 and $533,010 for the six months ended June 30, 2020 and 2019, respectively. The decrease was mainly caused by the Company’s closure of car rental facilities from the end of January 2020 and the Company slowed down the business since we resumed business in April 2020, as affected by COVID-19.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $3,040,276 for the six months ended June 30, 2019 to $916,786 for the six months ended June 30, 2020, representing a decrease of $2,123,490, or 70%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The decrease was mainly attributable to combined effects of a decrease of other operating expenses of $726,862 as a result of we slowed down our car rental business for the six months ended June 30, 2020, and a decrease of legal and consulting expenses of $1,482,400, primarily as a result of 1) issuance of 502,391 restricted shares as compensation of $884,208 to certain service providers for the three months ended March 31, 2019, while no such issuance for the three months ended March 31, 2020, and 2) a decrease in expenses incurred for the registered direct offerings in April and May 2019, including an increase of audit related fees of $296,353, an increase of commission of $100,000 to a third party vendor for referral of underwriters.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2020, interest income was $1,726,564, representing an increase of $1,694,083, or 5,216% from $32,486 for the six months ended June 30, 2019. The increase was primarily due to 1) loans aggregating $79.8 million made to a customer, to whom the Company also provided loan recommendations services. For the three months ended June 30, 2020, the Company recognized interest income of $1,355,107, and 2) an increase of loans receivable from others third parties by $1.5 million, leading to an increase of interest income.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the six months ended June 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the six months ended June 30, 2020, no such expenses incurred.

Net loss

As a result of the foregoing, net loss for the six months ended June 30, 2020 was $4,501,230, representing an increase of $1,631,079 from net loss of $2,870,151 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, our net loss was by segment was as follows, which consisted of a net profit of $2.54 million in our commodities trading business, and an amortization expenses of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes of $6.46 million.

	For the Six Months Ended June 30, 2020
	Used luxury car leasing business	Commodities trading business	Unallocated	Total
Segment (loss) profit	$(495,734)	$2,540,279	$(6,545,775)	$(4,501,230)

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through public offerings of our securities.

In March 2020, the Company issued an aggregate of 17,000,000 shares of its common stock, and unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share. The Company raised an aggregation of $81.1 million from these equity financing transactions, among which $1.6 million was advanced from investors in November 2019, and the remaining $79.5 million was collected in April and May 2020. The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Liquidity

For the six months ended June 30, 2020, the Company incurred a net loss of $4.50 million, and reported cash outflows of approximately $2.61 million from operating activities. As of June 30, 2020, the Company had cash balance of $1,487,594. These factors caused concern as to the Company’s liquidity as of June 30, 2020.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of June 30, 2020, the Company had a positive working capital of approximately $85.4 million, among which the Company had a loan due from a customer of approximately $79.4 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. As of the date of the report, the Company collected RMB 507.63 million, or $71.80 million from the customer.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended June 30,
	2020	2019
Net Cash Used in Operating Activities	$(2,608,279)	$(1,744,246)
Net Cash Used in Investing Activities	(78,972,810)	(5,101,686)
Net Cash Provided by Financing Activities	80,240,706	6,716,633
Effect of exchange rate changes on cash and cash equivalents	381,294	(47,631)
Net decrease in cash and cash equivalents	(959,089)	(176,930)
Cash at beginning of period	2,446,683	1,484,116
Cash at end of period	$1,487,594	$1,307,186

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, we had a cash outflow from operating activities of $2,608,279, an increase of $864,033 from a cash outflow of $1,744,246 for the six months ended June 30, 2019. We incurred a net loss for the six months ended June 30, 2020 of $4,501,230, an increase of $1,631,079 from the six months ended June 30,, 2019, during which we recorded a net loss of $1,829,826. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of $1,927,299 in changes of accounts receivable for the six months ended June 30, 2020 because we granted credit term to our customers in commodity trading business;

●	An increase of $2,843,373 in changes of prepayments for the six months ended June 30, 2020 because the suppliers of trading commodities required us to make repayments;

●	502,391 restricted shares were issued to service providers as compensation for past services, at a fair value of $884,208

●	Amortization of $6,460,000 in beneficial conversion feature relating to convertible notes.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $78,972,810, which was primarily made on loans of $78,987,027 to third parties.

Net cash used in investing activities for the six months ended June 30, 2019 was $5,101,686. The cash used in investing activities for the six months ended June 30, 2019 was combined effects of purchase of used luxurious cars of $1,902,529, investments in investment security and equity investees of $1,084,225, investments in financial products of $1,000,000 and loans disbursed to third parties of $1,114,225.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, the cash provided by financing activities was mainly attributable to borrowings from third parties of $740,706, and cash raised of $13,500,000 from a private placements by issuance of 15,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000, and exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80.

During the six months ended June 30, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $2,063,193 and cash raised in registered direct offerings of $4,653,440.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, the annual amounts of future minimum payments under certain of our contractual obligations were:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$290,462	$290,462	$-	$-
Total	$290,462	$290,462	$-	$-

(1)	During the six months ended June 30, 2020, the Company entered into one additional lease contract. As of June 30, 2020, we had one rental free office lease agreement with a third party and two office lease agreement with third parties which expire through June 30, 2021, both of which have leases term over 12 months.

(2)	The Company classifies these lease agreements as operating leases in accordance with Topic 842.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

If our supply chain financing service customers experience financial difficulties, we may not be able to collect our loan receivables, which would materially and adversely affect our profitability and cash flows from operations.

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao. As of the date of this report, the Company has collected RMB 507.63 million, or US$ 71.80 million from Shenzhen Xinsuniao.

Over the course of a contract term, a customer's financial condition may decline and limit its ability to pay its obligations. This could cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

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

On January 22, 2020, the Company agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. On March 23, 2020, the Company issued the Notes and Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and Warrants.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid a cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019)
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020)
10.1*	Unofficial English Translation of the VIE Termination Agreement dated June 25, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020)
10.2*	Unofficial English Translation of the Acquisition Agreement dated June 25, 2020 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 30, 2020)
10.3*	Employment Agreement, dated July 28, 2020 by and between the Company and Wei Sun (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 28, 2020)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wei Sun
	Name:	Wei Sun
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)