Form 10-Q
period 2020-09-30
TD Holdings, Inc.
filed 2020-11-13
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, 71,131,207 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$2,967,557	$1,777,276
Loans receivable from third parties	87,310,943	576,647
Prepayments	6,901,974	-
Due from related parties	-	2,840,728
Other current assets	2,168,127	39,960
Escrow account receivable	369,552	-
Assets of discontinued operations	-	2,645,269
Total current assets	99,718,153	7,879,880

Investments in equity investees	410,000	410,000
Right-of-use lease assets, net	237,524	-
Assets of discontinued operations, noncurrent	-	3,098,520
Total noncurrent assets	647,524	3,508,520

Total Assets	$100,365,677	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$1,469,875	$-
Third party loans payable	-	315,729
Due to related parties	1,772,083	166,332
Stock subscription advance	-	1,600,000
Income tax payable	2,301,668	14,735
Lease liabilities	215,658	-
Other current liabilities	697,823	200,602
Current liabilities of discontinued operations	-	3,138,016
Total Current Liabilities	6,457,107	5,435,414

Noncurrent liabilities of discontinued operations	-	152,124
Total Non-current Liabilities	-	152,124

Total Liabilities	6,457,107	5,587,538

Commitments and Contingencies (Note 12)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 71,130,512 and 11,585,111 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	71,130	11,585
Stock subscription receivable	(5,000,000)	-
Additional paid-in capital	131,393,177	38,523,170
Accumulated deficit	(35,703,655)	(32,391,040)
Accumulated other comprehensive loss	3,147,918	(334,281)
Total Shareholders’ Equity	93,908,570	5,809,434

Non-controlling interests	-	(8,572)
Total Equity	93,908,570	5,800,862

Total Liabilities and Equity	$100,365,677	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Revenue from sales of commodity products	$3,680,944	$-	$6,298,245	$-
Revenue from supply chain management services	3,531,885	-	6,093,072	-
Total Revenue	7,212,829	-	12,391,317	-

Cost of revenue
Cost of revenue - commodity product sales	(3,697,490)	-	(6,322,765)	-
Cost of revenue - supply chain management services	(17,155)	-	(25,721)	-
Total cost of revenue	(3,714,645)	-	(6,348,486)	-

Gross profit	3,498,184	-	6,042,831	-

Operating expenses
Selling, general, and administrative expenses	(292,080)	(259,945)	(1,032,660)	(2,123,191)
Total operating cost and expenses	(292,080)	(259,945)	(1,032,660)	(2,123,191)

Other income (expenses), net
Interest income	2,356,000	-	3,965,283	636
Interest expenses	(15,164)	-	(69,644)	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	-	(3,400,000)	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	-	(3,060,000)	-
Total other income (expenses), net	2,340,836	-	(2,564,361)	636

Income (Loss) from Continuing Operations Before Income Taxes	5,546,940	(259,945)	2,445,810	(2,122,555)

Income tax expenses	(1,376,282)	-	(2,223,691)	-

Net Income (Loss) from Continuing Operations	4,170,658	(259,945)	222,119	(2,122,555)

Net Loss from Discontinued Operations	(2,989,116)	(132,898)	(3,541,807)	(1,140,439)

Net Income (Loss)	1,181,542	(392,843)	(3,319,688)	(3,262,994)
Less: Net (income) loss attributable to non-controlling interests	-	(5)	7,073	486
Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$1,181,542	$(392,848)	$(3,312,615)	$(3,262,508)

Comprehensive Income (Loss)
Net Income (Loss)	$1,181,542	$(392,843)	$(3,319,688)	$(3,262,994)
Foreign currency translation adjustment	3,576,833	(57,232)	3,482,199	(74,256)
Comprehensive income (loss)	4,758,375	(450,075)	162,511	(3,337,250)
Less: Total comprehensive (income) loss attributable to non-controlling interests	-	(5)	7,073	486
Comprehensive income (loss) attributable to TD Holdings, Inc.	$4,758,375	$(450,080)	$169,584	$(3,336,764)

Income (Loss) per share – basic and diluted	$0.02	$(0.05)	$(0.08)	$(0.46)
Income (Loss) per share from continuing operations – basic and diluted	$0.07	$(0.03)	$0.01	$(0.30)
Income (Loss) per share from discontinued operations – basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.16)

Weighted Average Shares Outstanding-Basic and Diluted	58,625,143	8,646,297	43,695,789	7,122,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	loss	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Net loss	-	-	-	(3,262,508)	-	-	(486)	(3,262,994)
Foreign currency translation adjustments	-	-	-	-	-	(74,256)	-	(74,256)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$-	$(585,313)	$(486)	$5,002,621

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	19,000,000	19,000	20,081,000	-	(18,500,000)	-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,545,401	20,545	36,349,007	-	-	-	-	36,369,552
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income	-	-	-	(3,312,615)	-	-	(7,073)	(3,319,688)
Foreign currency translation adjustments	-	-	-	-	-	3,517,872	-	3,517,872
Balance as at September 30, 2020	71,130,512	$71,130	$131,393,177	$(35,703,655)	$(5,000,000)	$3,147,918	$-	$93,908,570

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive income	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	(loss)	interests	Equity

Balance as at June 30, 2019	8,646,297	$8,646	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696
Net loss	-	-	-	(392,848)	-	-	5	(392,843)
Foreign currency translation adjustments	-	-	-	-	-	(57,232)	-	(57,232)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$-	$(585,313)	$(486)	$5,002,621

Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(36,885,197)	$-	$(428,915)	$(15,645)	$88,764,998
Issuance of common stocks in connection with private placements	2,000,000	2,000	4,998,000	-	(5,000,000)	-	-	-
Issuance of common stocks in connection with exercise of warrants	545,401	545	369,007	-	-	-	-	369,552
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income	-	-	-	1,181,542	-	-	-	1,181,542
Foreign currency translation adjustments	-	-	-	-	-	3,612,506	-	3,612,506
Balance as at September 30, 2020	71,130,512	$71,130	$131,393,177	$(35,703,655)	$(5,000,000)	$3,147,918	$-	$93,908,570

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,319,688)	$(3,262,994)
Less: net loss from discontinued operations	3,541,807	1,140,439
Net loss from continuing operations	222,119	(2,122,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use assets	222,840	-
Stock-based compensation to service providers	-	884,208
Amortization of beneficial conversion feature relating to issuance of convertible notes	3,400,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	3,060,000	-
Changes in operating assets and liabilities:
Prepayments	(6,712,152)	-
Escrow account receivable	(369,552)	-
Other current assets	(2,068,858)	(13,000)
Advances from customers	1,429,450	-
Income tax payable	2,223,691	-
Other current liabilities	479,182	51,103
Lease liabilities	(244,104)	-
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	1,642,616	(1,200,244)
Net Cash Used in Operating Activities from Discontinued Operations	(700,039)	(802,446)
Net Cash Provided by (Used in) Operating Activities	942,577	(2,002,690)

Cash Flows from Investing Activities:
Investments in equity investees	-	(200,000)
Investments in financial products	-	(1,000,000)
Collection of loans from third parties	78,833,017	-
Loans made to third parties	(160,913,200)	(499,000)
Net Cash Used in Investing Activities from Continuing Operations	(82,080,183)	(1,699,000)
Net Cash Used in Investing Activities from Discontinued Operations	368,612	(3,758,537)
Net Cash Used in Investing Activities	(81,711,571)	(5,457,537)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	1,559,088	-
Proceeds from a private placement	13,500,000	5,241,440
Proceeds from issuance of convertible notes	30,000,000	-
Proceeds from exercise of warrants	36,369,552	-
Net Cash Provided by Financing Activities from Continuing Operations	81,428,640	5,241,440
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	(381,554)	2,157,822
Net Cash Provided by Financing Activities	81,047,086	7,399,262

Effect of exchange rate changes on cash and cash equivalents	912,189	(14,197)

Net increase (decrease) in cash and cash equivalents	1,190,281	(75,162)
Cash at beginning of period	1,777,276	416,459
Cash at end of period	$2,967,557	$341,297

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$-
Issuance of common stocks in connection with conversion of convertible notes	$30,000,000	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds uncollected	$5,000,000	$-
Issuance of common stocks in connection with cashless exercise of 1,502,022 warrants	$868,530	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

On April 2, 2020, HC High Summit Holding Limited (“HC High BVI”), the Company’s wholly owned subsidiary, established Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”), a holding company incorporated in accordance with the laws and regulations of Hong Kong. Tongdow Block Chain is wholly owned by HC High BVI. On April 2, 2020 and July 16, 2020, Tongdow Block Chain established Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”) and Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”), respectively, as its wholly owned subsidiaries. Both Shanghai Jianchi and Tongdow Hainan are holding companies incorporated in accordance with the laws and regulations of People’s Republic of China (“PRC”).

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

On August 28, 2020, the Company closed the sales of HC High Summit Limited and its subsidiaries and Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”), the VIE with Vision Loyal Limited (“Vision Loyal”), at a nominal consideration of $1.00 based on a valuation report presented by a third party valuation firm.

On September 11, 2020, the Company acquired Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”) and its wholly owned subsidiary, Tongdow E-trading Limited (“Tongdow HK”). Both entities were holding companies incorporated in accordance with the laws and regulations of Hong Kong. The consideration was zero because both entities have not commenced any operations before the date of acquisition.

As of September 30, 2020, the Company conducts business through Huamucheng, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services.

The accompanying consolidated financial statements reflect the activities of Huamucheng and each of the following holding entities:

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

●      A PRC limited liability company

●      Incorporated on December 30, 2013

●      Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up

●      Engaged in commodity trading business and providing supply chain management services to customers

VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)

●      A PRC limited liability company

●      Incorporated on July 16, 2020

●      Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up

●      Engaged in commodity trading business and providing supply chain management services to customers

A wholly owned subsidiary of Shanghai Jianchi
Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	● A Hong Kong company ● Incorporated on March 28, 2007 ● A holding company	100% owned by HC High BVI
Tongdow E-trading Limited (“Tongdow HK”)	● A Hong Kong company ● Incorporated on November 25, 2010 ● A holding company	100% owned by HC High BVI

DISPOSITION OF HC High Summit Limited

Historically, one of the Company’s core businesses had been the used luxurious car leasing business conducted through Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”), an entity that the Company controlled via certain contractual arrangements.

On August 28, 2020, the Company entered into certain share purchase agreement (the “Disposition SPA”) with Vision Loyal, HC High Summit Limited (“HC High HK”) and HC High BVI. Pursuant to the Disposition SPA, Vision Loyal agreed to purchase HC High HK in exchange for nominal consideration of $1.00 based on a valuation report presented by an independent third party valuation firm, Beijing North Asia Asset Assessment Firm. The Company’s board of directors (the “Board”) approved the transaction contemplated by the Disposition SPA (the “Disposition”). The Disposition closed on August 28, 2020.

HC High HK is the sole shareholder of Hao Limo, and controls Beijing Tianxing via a series of contractual arrangements. The list of disposed entities are as follows:

Name	Relationship
HC High Summit Limited (“HC High HK”)	100% owned by HC High BVI before August 28, 2020
Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”)	WOFE, 100% owned by HC High HK
Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”)*	VIE of Hao Limo

*	Upon disposition, Beijing Tianxing’ six wholly owned subsidiaries and one 60% owned subsidiary were also disposed.

●	Beijing Tianrenshijia Apparel Co., Ltd.
●	Beijing Blue Light Marching Technology Co., Ltd.
●	Beijing Eighty Weili Technology Co., Ltd.
●	Beijing Bat Riding Technology Co., Ltd
●	Beijing Blue Light Riding Technology Co., Ltd., and
●	Car Master (Beijing) Information Consulting Co., Ltd.
●	Beijing Blue Light Supercar Technology Co., Ltd. (over which the Company previously held 60% equity interest)

Upon closing of the Disposition on August 28, 2020, Vision Loyal became the sole shareholder of HC High HK and as a result, assumed all assets and obligations of all the subsidiaries and VIE entities owned or controlled by HC High HK. See Note 4 for details of assets and liabilities of discontinued operations.

The following diagram illustrates our corporate structure as of the date of this report, reflecting the Disposition and acquisition of Qianhai Baiyu as discussed further in “Note 14. Subsequent Events”  .

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full years.

(b)	Loans receivable due from third parties

The Company provided loans to certain third parties for the purpose of making use of its cash.

The Company accrues interest income on its loans receivable based on the contractual terms of the respective note. The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As of September 30, 2020 and December 31, 2019, the Company did not accrue allowance against loans receivables due from third parties.

(c)	Discontinued operation

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

On August 28, 2020 when the Company closed disposition of HC High Summit Limited, the Company’s used luxurious car leasing business met all the conditions required in order to be classified as a discontinued operation (Note 1). Accordingly, the operating results of used luxurious car leasing business are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our used luxurious car leasing business are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at December 31, 2019. For additional information, see Note 4, “Disposition of HC High Summit Limited”.

(d)	Segment reporting

The Company has two operating business lines, including business with metal products trading and supply chain management services business conducted by Huamucheng (“Commodity Trading and Supply Chain Management Services”) and used luxurious car leasing business (“Used Car Leasing”) conducted by Beijing Tianxing. However, due to changes in our organizational structure associated with the used luxurious car leasing business as a discontinued operation (Note 2(c)), management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

(e)	Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period, primarily for the effects of discontinued operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Recent accounting pronouncement

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which amends Subtopic 326-20 (created by ASU No.2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued ASU No.2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, in May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, and in November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, to provide further clarifications on certain aspects of ASU No. 2016-13 and to extend the nonpublic entity effective date of ASU No. 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022, and the Company is in the process of evaluating the potential effect on its consolidated financial statements.

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

3.	LIQUIDITY

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of September 30, 2020, the Company had a positive working capital of approximately $93.3 million, among which the Company had a loan due from a customer of approximately $85.6 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From October 1, 2020 to the date of the report, the Company collected approximately RMB 76.1 million, or $10.9 million from the customer.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

4.	DISPOSITION OF HC HIGH SUMMIT LIMITED (CONTINUED)

On August 28, 2020, the Company entered into the Disposition SPA by and among Vision Loyal, HC High HK and HC High BVI. Pursuant to the Disposition SPA, Vision Loyal agreed to purchase the HC High HK in exchange for nominal consideration of $1.00 based on a valuation report presented by a third party valuation firm. The Board approved the transaction contemplated by the Disposition SPA. The Disposition closed on August 28, 2020.

Upon completion of the Disposition, the Company does not bear any contractual commitment or obligation to the used luxurious car leasing business or the employees of HC High HK, nor to Vision Loyal.

On August 28, 2020, management was authorized to approve and commit to a plan to sell HC High HK, therefore the major assets and liabilities relevant to the disposal are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net income (loss) separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets relevant to the sale of HC High Summit Limited with a carrying value of $5.32 million were classified as assets held for sale as of August 28, 2020. The assets of discontinued operations mainly consisted of loan receivables due from third parties of $1.57 million due from third parties and leasing business assets (used luxurious cars) of $2.23 million. The liabilities relevant to the sale of HC High Summit Limited with a carrying value of $2.61 million were classified as liabilities held for sale, which was comprised of loans of $1.17 million due to third parties and due to related parties of $1.06 million. A net loss of $2.99 million was recognized as the net loss from disposal of discontinued operation, all attributable to the Company’s shareholders. The following is a reconciliation of net loss of $2.99 million from disposition in the consolidated statements of operations and comprehensive income (loss):

Fair value

Consideration in exchange for the disposal	$1
Noncontrolling interest of HC High Summit Limited	(15,645)
Less: Net assets (comprised of assets of $5,320,768 and liabilities of $2,606,257)	(2,714,511)
Loss from disposal	(2,730,155)
Other comprehensive income	(258,961)
Net loss from discontinued operations	$(2,989,116)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale in the in the consolidated balance sheet as of August 28, 2020 and December 31, 2019.

	August 28, 2020	December 31, 2019
Carrying amounts of major classes of assets held for sale:
Cash	$84	$669,407
Loans receivable from third parties	1,568,418	1,379,050
Due from related parties	463,391	470,154
Other current assets	488,911	167,846
Investments in equity investees	554,711	562,807
Leasing business assets, net	2,229,819	2,426,109
Other noncurrent assets	15,434	68,416
Total assets of disposal group classified as held for sale	$5,320,768	$5,743,789
Carrying amounts of major classes of liabilities held for sale:
Third party loans payable	$1,168,660	$2,052,236
Due to related parties	1,056,249	1,003,154
Other current liabilities	381,348	234,750
Liabilities directly associated with the assets classified as held for sale	$2,606,257	$3,290,140

4.	DISPOSITION OF HC HIGH SUMMIT LIMITED (CONTINUED)

The following is a reconciliation of the amounts of major classes of income from operations classified as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Discontinued Operations
Income from operating leases	$-	$564,614	$13,946	$1,505,508
Cost of operating lease	-	(372,632)	(323,608)	(1,063,305)
Total operating cost and expenses	-	(351,969)	(175,959)	(1,569,833)
Total other income (expenses), net	-	27,089	(67,070)	(12,809)
Income tax expenses	-	-	-	-
Net loss from disposal of discontinued operations	(2,989,116)	-	(2,989,116)	-
Net Loss from Discontinued Operations	$(2,989,116)	$(132,898)	$(3,541,807)	$(1,140,439)

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2020	December 31, 2019

Loans receivable from Shenzhen Xinsuniao Technology Co., Ltd. (“Shenzhen Xinsuniao”)	$85,641,601	$-
Loans receivable from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	1,669,342	-
Loans receivable from others	-	576,647
Loan receivable from other third parties	$87,310,943	$576,647

Loans receivable from Shenzhen Xinsuniao

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the nine months ended September 30, 2020. The Company selected Shenzhen Xinsuniao as its customer, because Shenzhen Xinsuniao and its wholly-owned subsidiary Qianhai Baiyu, were reputable for their extensive experiences in supply chain services for commodities trading.

Pursuant to the loan agreement, the proceeds should solely be used for the operations of the commodity trading business including sales and purchase of commodity products, and supply chain management services. Each loan was repayable in twelve months from disbursement, with a per annum interest rate of 10%. However in practice, the loans are generally revolving every three months, which matches the transaction turnover of Shenzhen Xinsuniao and Qianhai Baiyu. From October 1, 2020 to the date of this report, the Company has collected RMB 76.1 million, or $10.9 million from Shenzhen Xinsuniao.

The revolving credit facility lasts for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai Baiyu, which enterprise value was estimated at approximately $106 million. For the nine months ended September 30, 2020, the Company made loans aggregating $155.9 million to Shenzhen Xinsuniao and recognized interest income of $3.8 million with corresponding account of “other current assets.” For the nine months ended September 30, 2020, the Company also collected loans principal and interest of $72.6 million and $1.8 million, respectively, from Shenzhen Xinsuniao.

5.	LOANS RECEIVABLE FROM THIRD PARTIES (CONTINUED)

Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2020, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

Loans receivable from Qianhai Baiyu

The Company had a balance of $1,669,342 due from Qianhai Baiyu, which was recorded as a balance due from a related party because Qianhai Biayu was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng before March 31, 2020. On March 31, 2020, Mr. Zhiping Cheng transferred its equity interest in Qianhai Baiyu to unrelated third parties, and Qianhai Baiyu became a third party to the Company. As of September 30, 2020, the Company classified the balance due from Qianhai Baiyu to the account of “loans receivable due from third parties.” The Company charged an interest rate of 10% per annum. Principal and interest are repaid on maturity of the loan. For the nine months ended September 30, 2020, the Company made loans of $1,665,495 to and collected $2,846,325 from Qianhai Baiyu. For the three and nine months ended September 30, 2020, the Company recognized interest income of $2,102 and $116,135, respectively, from Qianhai Baiyu.

Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of September 30, 2020, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

Loans receivable from other third parties

As of December 31, 2019, the Company had balance of $576,647 due from three third party individuals who were engaged in used luxurious car leasing business. Pursuant to the loan agreements, these loans matured before December 2020, and the Company charged the third parties interest rates ranging between 11% and 13% per annum. Principal and interest are repaid on maturity of the loan. Upon disposition of the used luxurious car leasing busines, the management assessed the collectability of these third-party loans receivable was remoted and wrote off the balance of $576,647 into “net loss from discontinued operations”.

Interest income of $2,411,164 and $nil was recognized for the three months ended September 30, 2020 and 2019, respectively. Interest income of $3,963,717 and $nil was accrued for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the Company recorded an interest receivable of $2,110,366 and $nil as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

6.	INVESTMENTS IN EQUITY INVESTEES

As of September 30, 2020, the Company’s investments in equity investees were comprised of the following:

	Investment	% of ownership	Investment dates

Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”)	410,000	20%	December 17, 2019
	410,000
Less: Share of results of equity investees	-
	$410,000

October 14, 2019, the Company entered into an agreement with Hangzhou Yihe and agreed to issue 1,253,814 shares of the Company’s common stock to acquire 20% equity interest in Hangzhou Yihe. On December 17, 2019, the Company closed the acquisition.

For the three and nine months ended September 30, 2020, Hangzhou Yihe did not resume operations as affected by COVID-19. As a result, the Company had no share of results of equity investees for the period. Because the closure of business was temporary, the management determined the decline in fair value below the carrying value is not other-than-temporary. As of September 30, 2020, the Company did not provide impairment against the investments in equity investees.

7.	OTHER CURRENT LIABILITIES

	September 30, 2020	December 31, 2019

Other payable	$-	$128,301
Accrued interest expenses	-	163
Accrued payroll and benefit	30,867	29,466
Other tax payable	651,964	35,169
Others	14,992	7,503
	$697,823	$200,602

8.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS/STOCK SUBSCRIPTION RECEIVABLE

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $0.80. As of December 31, 2019, the Company received the proceeds of $1,600,000 in advance from the Purchasers and recorded the amount as “stock subscription advance from shareholder”. On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers, and reversed the amount in the account of “stock subscription advance from shareholder”.

On September 1, 2020, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $2.50. As of September 30, 2020, the Company issued the shares but has not received the proceeds of $5,000,000. The Company recorded the amount in the account of “stock subscription receivable”.

9.	CAPITAL TRANSACTIONS

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

9.	CAPITAL TRANSACIONS (CONTINUED)

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

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020. The Company received proceeds aggregating $66,000,000 from the transaction, and upon settlement of the Note and the 2020 Warrants, the Company immediately expensed the Note discount of $6.46 million For the nine months ended September 30, 2020, the Company recognized amortization of beneficial conversion feature relating to issuance of convertible notes of $3.4 million and amortization of relative fair value of warrants relating to issuance of conversion notes of $3.06 million.

During July 2020 through August 2020, the holders of warrants issued in direct offering closed on April 11, 2019 (“April Offer”) elected to exercise 167,978 shares of warrants at an exercise price of $2.2, and exercise 1,502,022 shares of warrants at cashless exercise. The Company received proceeds of $369,522 through escrow account and issued 545,401 shares of common stocks.

Warrants

A summary of warrants activity for the nine months ended September 30, 2020 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price

Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years	1.58
Granted	20,000,000		1.80
Exercised	(21,670,000)		1.68
Balance of warrants outstanding as of September 30, 2020	1,363,370	3.63 years	1.90

9.	CAPITAL TRANSACIONS (CONTINUED)

As of September 30, 2020 and December 31, 2019, the Company had 3,033,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 2,760,000 shares of warrants were issued in two direct offerings closed on May 20, 2019 (“May Offering”) and April 11, 2019 (“April Offering”)

In connection with April Offering, the Company issued warrants to investors to purchase a total of 1,680,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $2.20 per share. On May 20, 2019, the exercise price was reduced to $1.32, and on August 30, 2019 the exercise price was revised to $2.20.

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

Both warrants are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

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

The key assumptions used in estimates are as follows:

	April 11,	August 30,	May 20,
	2019	2019	2019
		(Replacement Warrants)
Price of underlying stock	$1.71	$1.71	$1.32
Terms of warrants (in months)	60.0	55.3	66.0
Exercise price	$1.32	$2.20	$1.32
Risk free rate of interest	2.77%	2.77%	2.77%
Dividend yield	0.00%	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	63.45%	57.04%

10.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three and nine months ended September 30, 2020, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries. As of September 30, 2020 and December 31, 2019, the Company had deferred tax assets of $5,305,479 and $2,933,705, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2020.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended September 30, 2020 and 2019, the Company had current income tax expenses of $1,376,282 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively. For the nine months ended September 30, 2020 and 2019, the Company had current income tax expenses of $2,223,691 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2020 and December 31, 2019 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

11.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Guotao Deng	Legal representative of an entity over which the Company exercised significant influence

2)	Balances with related parties

As of September 30, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	September, 2020	December 31, 2019

Qianhai Baiyu (i)	$-	$2,840,728
Total Due from related parties	$-	$2,840,728

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. As of September 30, 2020, the Company classified the balance due from Qianhai Baiyu to “Loans receivable from third parties” (Note 5).

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	September 30, 2020	December 31, 2019

Guangzhou Chengji (1)	$1,771,574	$164,897
Guotao Deng (2)	509	1,435
Total	$1,772,083	$166,332

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020.

(2)	The balances due to Guotao Deng represent the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

3)	Transactions with related parties

-	Purchase from a related party and cost of revenue associated with commodity trading business

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

For the nine months ended September 30, 2020, the Company borrowed a loan of $1,441,461 from Guangzhou Chengji. The Loan has an annual interest rate of 8% and a maturity date of December 4, 2020. For the three and nine months ended September 30, 2020, the Company accrued interest expenses of $29,949 and $67,106, respectively.

12.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

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

As of September 30, 2020, the Company had one lease contract with lease expiration in June 2021. The lease contract does not contain any material residual value guarantees or material restrictive covenants. The table below presents the operating lease related assets and liabilities recorded on the balance sheet.

	September 30, 2020	December 31, 2019

Rights of use lease assets	$237,524	$-

Operating lease liabilities, current	$215,658	$-
Operating lease liabilities, noncurrent	-	-
Total operating lease liabilities	$215,658	$-

The Company did not enter into lease agreements until January 1, 2020. As of September 30, 2020, the weighted average remaining lease term was 0.75 years and discount rates were 4.75%.

Lease expenses for the three and nine months ended September 30, 2020 were $79,098 and $234,744, respectively. Lease expenses for the three and nine months ended September 30, 2019 were $nil.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

Twelve months ended September 30, 2021	$219,517

Total lease payments	219,517
Less: imputed interest	(3,859)
Present value of lease liabilities	$215,658

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies

a	2015 Derivative Action

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

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

c	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

13.	RISKS AND UNCERTAINTIES

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2020, approximately $2.97 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts.

The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2020	December 31, 2019

Balance sheet items, except for equity accounts	6.8033	6.9680

	For the Nine Months Ended September 30,
	2020	2019

Items in the statements of operations, comprehensive loss and statements of cash flows	6.9957	6.8634

14.	SUBSEQUENT EVENTS

On October 26, 2020, Huamucheng, a wholly owned subsidiary of the Company, entered into certain share purchase agreements (the “SPA”) with Shenzhen Xinsuniao Technology Co., Ltd. (the “Seller”), a limited liability company organized under the laws of the PRC, and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (the “Target”), a limited liability company organized under the laws of the PRC. The Seller is the record holder and beneficial owner of all registered paid-up capital of the Target. Pursuant to the SPA, Huamucheng agreed to pay to the Seller an aggregate cash consideration of RMB670 million (approximately US$99.3 million) (the “Total Consideration”), of which 85% will be paid to the Seller in installments on or before December 25, 2020 and the remaining 15% will be paid to the Seller in installments on or before December 25, 2021, and the Seller agreed to transfer to Huamucheng, within 7 business days of the execution of the SPA, all of its registered paid-up capital of the Target (the “Acquisition”).

The Company evaluated all events and transactions that occurred after September 30, 2020 up through the date the Company issued these unaudited condensed consolidated financial statements on November 12, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the nine months ended September 30, 2020, the Company discontinued its used luxury car leasing business. As of September 30, 2020, the Company had one main business line, which is the commodities trading business.

Commodities Trading Business

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

Through Huamucheng’s business, the Company sources bulk commodity products from non-ferrous metal and mines or its designated distributors and then sells to manufacturers who need these metals in large quantities. The Company works with upstream suppliers in the sourcing of commodities. Major suppliers include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. The Company’s target customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

For the nine months ended September 30, 2020, the Company recorded revenue of $6,298,245 from commodities trading business and $6,093,072 from supply chain management services, respectively, from Huamucheng’s operations. For the three months ended September 30, 2020, the Company recorded revenue of $3,680,944 from commodities trading business and $3,531,885 from supply chain management services, respectively, from Huamucheng’s operations.

For the nine and three months ended September 30, 2020, the Company generated net income of $222,119 and $4,170,658 from its continuing business.

In addition, the Company commenced supply chain financing services and for the nine months ended September 30, 2020, the Company provided such services to one customer. On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the nine months ended September 30, 2020. The Company selected Shenzhen Xinsuniao as its customer because Shenzhen Xinsuniao and its wholly-owned subsidiary Qianhai Baiyu were reputable for their extensive experience in supply chain services for commodities trading.

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

Recent developments

Acquisition of supply chain service business

As disclosed on the Company’s current report on Form 8-K filed on October 29, 2020, Huamucheng acquired Qianhai Baiyu pursuant to certain share purchase agreements dated October 26, 2020, by and among Huamucheng, Qianhai Baiyu, and Shenzhen Xinsuniao for an aggregate cash consideration of RMB670 million (approximately US$99.3 million). Upon closing of this acquisition, Huamucheng owns all the registered paid-up capital of Qianhai Baiyu.

Qianhai Baiyu was established on August 17, 2016 and is engaged in the supply chain service business, covering a full range of commodities, including non-ferrous metals, ferrous metals, coal, metallurgical raw materials, soybean oils, oils, rubber, wood and various other types of commodities. It also has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as an one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

The acquisition of Qianhai Baiyu has laid a solid foundation for us to expand our operations in the commodity supply chain field. We plan to strengthen and upgrade our supply chain services platform by introducing a systematic quantitative risk control system, which will be based on the Qianhai Baiyu’s massive historical market data and complex data analysis models. The platform is expected to establish a quantitative risk management system utilizing Extract, Transform, Load (ETL) data integration as its core, and then optimize trading portfolios by incorporating a combination of various factors and strategies in order to effectively control risks and sustain business development.

Disposition of used luxurious car leasing business

Historically, one of the Company’s core business has been the used luxurious car leasing business conducted through Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”), an entity that the Company controlled via certain contractual arrangements.

On August 28, 2020, the Company entered into the Disposition SPA with Vision Loyal, HC High HK and HC High BVI. Pursuant to the Disposition SPA, Vision Loyal agreed to purchase HC High HK in exchange for nominal consideration of $1.00 based on a valuation report presented by an independent third party valuation firm, Beijing North Asia Asset Assessment Firm. The Board approved the Disposition and the Disposition closed on August 28, 2020.

Revolving Credit Facility

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the nine months ended September 30, 2020.

From October 1, 2020 to the date of this report, the Company collected RMB 76.1 million, or $10.9 million from Shenzhen Xinsuniao.

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

The Company has commenced its supply chain financing services and the Company provided such services to one customer for the nine months ended September 30, 2020.

Key Factors Affecting Our Results of Operation

The commodities trading industry is also experiencing decreasing demand as a result of China’s overall economic slowdown. We expect competition in commodities trading business to persist and intensify.

We have a limited operating history having just started our commodities trading business in late November 2019. We believe our future success depends on our ability to significantly increase sales as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in commodities trading industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences; and

●	recruitment, training and retaining of qualified managerial and other personnel.

Our business requires a significant amount of capital in large part due to needing to purchase bulk volume of commodities, and expand our business in existing markets and to additional markets where we currently do not have operations.

Results of Operations

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues
Revenue from sales of commodity products	$3,680,944	$-	$3,680,944	100%
Revenue from supply chain management services	3,531,885	-	3,531,885	100%
Total Revenue	7,212,829	-	7,212,829	100%

Cost of revenue
Cost of revenue - commodity product sales - related party	(3,697,490)	-	(3,697,490)	100%
Cost of revenue - supply chain management services	(17,155)	-	(17,155)	100%
Total cost of revenue	(3,714,645)	-	(3,714,645)	100%

Gross profit	3,498,184	-	3,498,184	100%

Operating expenses
Selling, general, and administrative expenses	(292,080)	(259,945)	(32,135)	12%
Total operating cost and expenses	(292,080)	(259,945)	(32,135)	12%

Other income (expenses), net
Interest income	2,356,000	-	2,356,000	100%
Interest expenses	(15,164)	-	(15,164)	100%
Total other income, net	2,340,836	-	2,340,836	100%

Income (Loss) from Continuing Operations Before Income Taxes	5,546,940	(259,945)	5,806,885	(2,234)%

Income tax expenses	(1,376,282)	-	(1,376,282)	100%

Net Income (Loss) from Continuing Operations	4,170,658	(259,945)	4,430,603	(1,704)%

Net Loss from Discontinued Operations	(2,989,116)	(132,898)	(2,856,218)	2,149%

Net Income (Loss)	$1,181,542	$(392,843)	$1,574,385	(401)%

Revenue

For the three months ended September 30, 2020, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $7,212,829 from $nil for the three months ended September 30, 2019 to $7,212,829 for the three months ended September 30, 2020, because we just commenced our commodity product trading business in December 2019. Among the revenues for the three months ended September 30, 2020, revenue from commodity trading and supply chain management accounted for 51.0%, 49.0%, respectively.

(1)	Revenue from sales of commodity products

For the three months ended September 30, 2020, the Company sold non-ferrous metals to six customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $3,680,944 from sales of commodity products. There was no such revenue for the three months ended September 30, 2019.

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

Loan recommendation service fees

The Company refers customers who have financing needs for metal product trading to various financial institutions and assists these customers in obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by the customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. For the three months ended September 30, 2020, the Company did not earn revenues from loan recommendation services.

Distribution service fees

The Company utilizes its strong sales, marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the three months ended September 30, 2020, the Company earned distribution commission fees of $3,531,885 from facilitating such sales transactions.

Cost of revenue

Our cost of revenue primarily includes cost of commodity products and taxes and surcharges associated with sales of commodity products and management services of supply chain. Total cost of revenue increased by $3,714,645 from $nil for the three months ended September 30, 2019 to $3,714,645 for the three months ended September 30, 2020, primarily because we just launched commodity product trading business in December 2019.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products and business taxes and surcharges. For the three months ended September 30, 2020, the Company purchased non-ferrous metal products of $3,617,068 from two third party suppliers, and sold non-ferrous metal products to four customers. The Company recorded cost of revenue of $3,697,490. There was no such cost for the three months ended September 30, 2019 because this was a new business launched in December 2019.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $259,945 for the three months ended September 30, 2019 to $292,080 for the three months ended September 30, 2020, representing an increase of $32,135, or 12%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The increase was mainly attributable to an increase of $79,098 in rental expenses with our launch of commodity product trading business, against a decrease of salary and payroll expenses of $27,012 because our new senior management charged less salary expenses.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2020, interest income was $2,356,000, as compared with $nil for the same period ended September 30, 2019. The increase was primarily due to net loans of $83.3 million made to a customer, from which the Company earned interest income of $2.4 million.

Net loss from discontinued operations

During the three months ended September 30, 2020, the net loss from discontinued operations was comprised of a net loss of $nil from discontinued operations of used luxurious car leasing business and a loss of $2,989,116 from disposal of the discontinued operations of used luxurious car leasing business.

During the three months ended September 30, 2019, the net loss from discontinued operations was comprised of a net loss of $132,898 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note 4 to unaudited condensed financial statements.

Net income (loss)

As a result of the foregoing, net income for the three months ended September 30, 2020 was $1,181,542, representing a change of $1,574,385 from net loss of $392,843 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues
Revenue from sales of commodity products	$6,298,245	$-	$6,298,245	100%
Revenue from supply chain management services	6,093,072	-	6,093,072	100%
Total Revenue	12,391,317	-	12,391,317	100%

Cost of revenue
Cost of revenue - commodity product sales - related party	(6,322,765)	-	(6,322,765)	100%
Cost of revenue - supply chain management services	(25,721)	-	(25,721)	100%
Total cost of revenue	(6,348,486)	-	(6,348,486)	100%

Gross profit	6,042,831	-	6,042,831	100%

Operating expenses
Selling, general, and administrative expenses	(1,032,660)	(2,123,191)	1,090,531	(51)%

Total operating cost and expenses	(1,032,660)	(2,123,191)	1,090,531	(51)%

Other income (expenses), net
Interest income	3,965,283	636	3,964,647	>100%
Interest expenses	(69,644)	-	(69,644)	100%
Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes	(6,460,000)	-	(6,460,000)	100%
Total other income (expenses), net	(2,564,361)	636	(2,564,997)	>100%

Income (Loss) from Continuing Operations Before Income Taxes	2,445,810	(2,122,555)	4,568,365	(215)%

Income tax expenses	(2,223,691)	-	(2,223,691)	100%

Net Income (Loss) from Continuing Operations	222,119	(2,122,555)	2,344,674	(110)%

Net Loss from Discontinued Operations	(3,541,807)	(1,140,439)	(2,401,368)	211%

Net Loss	$(3,319,688)	$(3,262,994)	$(56,694)	2%

Revenue

For the nine months ended September 30, 2020, we generate revenue from the following three sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $12,391,317 from $nil for the nine months ended September 30, 2019 to $12,391,317 for the nine months ended September 30, 2020, because we just commenced our commodity product trading business in December 2019. Among the revenues for the nine months ended September 30, 2020, revenue from commodity trading and supply chain management accounted for 50.8%, 49.2%, respectively.

(1)	Revenue from sales of commodity products

For the nine months ended September 30, 2020, the Company sold non-ferrous metals to six customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $6,298,245 from sales of commodity products. There was no such revenue for the nine months ended September 30, 2019.

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

Loan recommendation service fees

The Company refers customers who have financing needs for metal product trading to various financial institutions and assists these customers in obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by the customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. For the nine months ended September 30, 2020, the Company earned $2,332,735 from loan recommendation services from the facilitation of a loan volume of approximately $93.3 million (RMB 652.8 million) with five customers.

Distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the nine months ended September 30, 2020, the Company earned distribution commission fees of $3,760,338 from facilitating such sales transactions.

Cost of revenue

Our cost of revenue primarily includes cost of commodity products and taxes and surcharges associated with sales of commodity products and management services of supply chain. Total cost of revenue increased by $6,348,486 from $nil for the nine months ended September 30, 2019 to $6,348,486 for the nine months ended September 30, 2020, primarily because we just launched commodity product trading business in December 2019.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products and business taxes and surcharges. For the nine months ended September 30, 2020, the Company purchased non-ferrous metal products of $6,233,590 from three third party suppliers, and sold non-ferrous metal products to six customers. The Company recorded cost of revenue of $6,322,765. There was no such cost for the nine months ended September 30, 2019 because this was a new business launched in December 2019.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $2,123,191 for the nine months ended September 30, 2019 to $1,032,660 for the nine months ended September 30, 2020, representing a decrease of $1,090,531, or 51%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The decrease was mainly attributable to a decrease a decrease of stock-based compensation expenses of $884,208, because we issued 502,391 restricted shares as compensation of $884,208 to certain service providers for the nine months ended September 30, 2019, while no such issuance for the nine months ended September 30, 2020, and a decrease of $112,061 in salary and payroll expenses because the new senior management of the Company charged less payroll expenses.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2020, interest income was $3,965,283, representing an increase of $3,964,647 from $636 for the nine months ended September 30, 2019. The increase was primarily due to net loans of $83.3 million made to a customer. The Company earned interest income of $3.82 million from this customer.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the nine months ended September 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the nine months ended September 30, 2020, no such expenses incurred.

Net loss from discontinued operations

During the nine months ended September 30, 2020, the net loss from discontinued operations was comprised of a net loss of $552,691 from discontinued operations of used luxurious car leasing business and a loss of $3,541,807 from disposal of the discontinued operations of used luxurious car leasing business.

During the nine months ended September 30, 2019, the net loss from discontinued operations was comprised of a net loss of $1,140,439 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note 4 to unaudited condensed financial statements.

Net loss

As a result of the foregoing, net loss for the nine months ended September 30, 2020 was $3,319,688, representing an increase of $56,694 from net loss of $3,262,994 for the nine months ended September 30, 2019.

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

Liquidity

For the nine months ended September 30, 2020, the Company incurred a net loss of $3.32 million, and reported cash inflows of approximately $1.31 million from operating activities. As of September 30, 2020, the Company had cash balance of $2,967,557.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of September 30, 2020, the Company had a positive working capital of approximately $93.3 million, among which the Company had a loan due from a customer of approximately $85.6 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From October 1, 2020 to the date of the report, the Company collected approximately RMB 76.1 million, or $10.9 million from the customer.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended September 30,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$942,577	$(2,002,690)
Net Cash Used in Investing Activities	(81,711,571)	(5,457,537)
Net Cash Provided by Financing Activities	81,047,086	7,399,262
Effect of exchange rate changes on cash and cash equivalents	912,189	(14,197)
Net increase (decrease) in cash and cash equivalents	1,190,281	(75,162)
Cash at beginning of period	1,777,276	416,459
Cash at end of period	$2,967,557	$341,297

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2020, we had a cash inflow from operating activities of $942,577, a change of $2,945,267 from a cash outflow of $2,002,690 for the nine months ended September 30, 2019. We incurred a net loss for the nine months ended September 30, 2020 of $3,319,688, an increase of $56,694 from the nine months ended September 30, 2019, during which we recorded a net loss of $3,262,994. For the nine months ended September 30, 2020 and 2019, we had a cash outflow of $700,039 and $802,446 from operating activities from discontinued operations, and we incurred net loss of $3,541,807 and $1,140,439 from discontinued operations, respectively.

In addition to the change in profitability, the change in net cash provided by/(used in) operating activities from continuing operations was the result of several factors, including:

●	An increase of $6,712,152 in changes of prepayments for the nine months ended September 30, 2020 because the suppliers of trading commodities required us to make repayments; and

●	An increase of $1,429,450 in changes of advance from customers for the nine months ended September 30, 2020 because we required of one of our customers to make advance payments before we delivering commodity products.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $81,711,571, which was primarily loans of $160,913,200 made to third parties, against collections of loans of $78,833,017 from third parties, and cash of $368,612 used in investing activities from discontinued operations.

Net cash used in investing activities for the nine months ended September 30, 2019 was $5,457,537. The cash used in investing activities for the nine months ended September 30, 2019 was combined effects of investment in one equity investee of $200,000, investments in financial products of $1,000,000 and loans disbursed to third parties of $499,000, and cash of $3,758,537 used in investing activities from discontinued operations.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, the cash provided by financing activities was mainly attributable to borrowings from third parties of $1,559,088, cash raised of $13,500,000 from a private placements by issuance of 15,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000, exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80, and cash used in investing activities from discontinued operations of $381,554.

During the nine months ended September 30, 2019, the cash provided by financing activities was mainly attributable to cash raised in registered direct offerings of $5,241,440 and cash provided by financing activities from discontinued operations of $2,157,822.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, the present value of annual amounts of future minimum payments under certain of our contractual obligations were:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$215,658	$215,658	$-	$-
Total	$215,658	$215,658	$-	$-

(1)	During the nine months ended September 30, 2020, the Company entered into one additional lease contract. As of September 30, 2020, we had one rental free office lease agreement with a third party and one office lease agreement with third parties which expire through June 30, 2021, both of which have leases term over 12 months.

(2)	The Company classifies these lease agreements as operating leases in accordance with Topic 842.

Critical Accounting Policies

Please refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q and Note 2 of the Consolidated Financial Statements included in the Form 10-K file on May 29, 2020 for details of our critical accounting policies.

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

Risk Factors Relating to Our Acquisition of Supply Chain Service Business

There is no assurance that we will be able to synergize the operations of Huamucheng and Qianhai Baiyu effectively.

Synergizing the commodity supply chain services of Qianhai Baiyu with the commodities trading business of Huamucheng is a significant challenge and there is no assurance that we will be able to manage the synergization successfully. If we are unable to efficiently synergize these businesses, the attention of our management could be diverted from our existing operations and the ability of the management teams at these business units to meet operational and financial expectations could be adversely impacted, which could impair our ability to execute our business plans. Failure to successfully synergize the commodity supply chain services of Qianhai Baiyu or to realize the expected benefits of our expansion in the commodity supply chain services field may have an adverse impact on our results of operations and financial condition.

Acquisitions or strategic investments we have made or may make could turn out to be unsuccessful.

As part of our strategy, we frequently monitor and analyze acquisition or investment opportunities that we believe will create value for our shareholders. For example, in October 2020, we acquired Qianhai Baiyu and plan to leverage Qianhai Baiyu’s experiences and technique to expand our operations in the commodity supply chain service field.

However, our acquisition of Qianhai Baiyu or future acquisitions and investments could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of the transaction. These risks include the failure to derive any commercial value from the acquired technology, products and intellectual property including as a result of the failure to obtain regulatory approval or to monetize products once approved, as well as risks from lengthy product development and high upfront development costs without guarantee of successful results. Patents and other intellectual property rights covering acquired technology and/or intellectual property may not be obtained, and if obtained, may not be sufficient to fully protect the technology or intellectual property. We may be subject to liabilities, including unanticipated litigation costs, that are not covered by indemnification protection we may obtain. As we pursue or consummate a strategic acquisition or investment, we may value the acquired or funded company incorrectly, fail to successfully manage our operations as our asset diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. Once an investment is made, we may fail to value it accurately, properly account for it in our consolidated financial statements, or successfully divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks as we implement our acquisitions or strategic investments could have a material adverse effect on our business, financial condition or results of operations and may negatively impact our net income and cause the price of our securities to fall.

Our Supply Chain Service Business is susceptible to volatility due to ongoing uncertainty as a result of ongoing international and domestic pandemic response and recovery efforts.

Our Supply Chain Services Business has been relatively stable since May, 2020 when the COVID-19 pandemic has been brought under control in China. As of the date of this Report, we are continuing to execute our pandemic response plan and planning to best position our company to emerge as strong as possible when the COVID-19 pandemic officially ends. However, our supply chain services business is still susceptible to volatility due to ongoing international and domestic pandemic response and recovery efforts. Despite our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our supply chain services business, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward.

If customers of our supply chain services are able to reduce their logistics and supply chain costs or increase utilization of their internal solutions, our supply chain services business and operating results may be materially and adversely affected.

Our acquisition of Qianhai Baiyu in October 2020, has laid a solid foundation for us to expand our operations in the commodity supply chain service field. Qianhai Baiyu has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

A major driver for merchants and other customers to use third-party logistics and supply chain service providers is the high cost and degree of difficulty associated with developing in-house logistics and supply chain expertise and operational efficiencies. If, however, our customers are able to develop their own logistics and supply chain solutions, increase utilization of their in-house supply chain, reduce their logistics spending, or otherwise choose to terminate our services, our logistics and supply chain management business and operating results may be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019)
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020)
10.1*	Share Purchase Agreement dated August 28, 2020 by and among the Company, Vision Loyal Limited, HC High Summit Limited and HC High Summit Holding Limit (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 28, 2020)
10.2*	Share Purchase Agreement dated October 26, 2020 by and among Shenzhen Huamucheng Trading Co., Ltd., Shenzhen Xinsuniao Technology Co., Ltd. and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 29, 2020)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: November 13, 2020	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wei Sun
	Name:	Wei Sun
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)