Form 10-Q/A
period 2020-03-31
TD Holdings, Inc.
filed 2021-06-04
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021, as amended, on March 26, 2021, the Audit Committee (the “Audit Committee”) of the Board of Directors of TD Holdings, Inc. (the “Company”), after discussion with the Company’s management, concluded that the Company’s previously issued financial statements contained in the Company’s Quarterly Reports (“2020 Quarterly Reports”) on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively “Non-Reliance Periods”), originally filed on June 26, 2020, August 14, 2020, and November 13, 2020, respectively, should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon.

We are therefore filing this this amended Form 10-Q (“Amended Form 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Original Form 10-Q”), to restate our interim financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Original Form 10-Q to reflect reversal of revenues from supply chain management, which impacted the Company’s net income (loss) and earnings (loss) per share, and related disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the identification of related parties changes the footnote for related parties.

As several parts of the Original 10-Q are amended and/or restated by this Amended Form 10-Q, for convenience, we have repeated the entire text of the Original Form 10-Q, as amended and/or restated by this Amended Form 10-Q. Readers should therefore read and rely on this Amended Form 10-Q in lieu of the Original Form 10-Q.

Except as amended and/or restated by this Amended Form 10-Q, no other information included in the Original Form 10-Q is being amended or updated by this Amended Form 10-Q. This Amended Form 10-Q continues to describe the conditions as of the date of the Original Form 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original Form 10-Q. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(restated)
ASSETS
Current Assets
Cash	$27,101	$2,446,683
Loans receivable from third parties	2,996,970	1,955,697
Due from related parties	5,574,891	3,310,883
Other current assets	278,039	166,617
Total current assets	8,877,001	7,879,880

Investments in equity investees	963,154	972,807
Deposit in investment in equity investee	14,105	14,351
Loan receivable from a third party, noncurrent	49,368	50,230
Property and equipment, net	3,386	3,835
Right-of-use lease assets, net	401,034	41,188
Leasing business assets, net	2,306,133	2,426,109
Total noncurrent assets	3,737,180	3,508,520

Total Assets	$12,614,181	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$54,270	$15,249
Third party loan payables	2,369,669	2,367,967
Due to related parties	2,240,535	1,017,362
Stock subscription advance	-	1,600,000
Income tax payable	14,482	14,735
Lease liabilities, current	302,028	-
Other current liabilities	387,255	420,101
Total Current Liabilities	5,368,239	5,435,414

Non-current Liabilities
Related party loan, noncurrent	149,515	152,124
Lease liabilities, noncurrent	52,352	-
Total Non-current Liabilities	201,867	152,124

Total Liabilities	5,570,106	5,587,538

Commitments and Contingencies (Note 13)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 28,585,111 and 11,585,111 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	28,585	11,585
Stock subscription receivable	(13,500,000)	-
Additional paid-in capital	53,606,170	38,523,170
Accumulated deficit	(32,741,256)	(32,391,040)
Accumulated other comprehensive loss	(336,583)	(334,281)
Total Shareholders’ Equity	7,056,916	5,809,434

Non-controlling interests	(12,841)	(8,572)
Total Equity	7,044,075	5,800,862

Total Liabilities and Equity	$12,614,181	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2020	2019
	(restated)
Revenues
- Sales of commodity products – related parties	$1,053,632	$-
- Supply chain management services	108,837	-
- Supply chain management services – related parties	43,647	-
- Income from operating leases	14,051	399,999
Total revenue	1,220,167	399,999

Cost of revenue
- Commodity product sales	(1,055,539)	-
- Supply chain management services	(321)
- Cost of operating lease	(99,314)	(237,651)
Total cost of revenue	(1,155,174)	(237,651)

Gross profit	64,993	162,348

Operating expenses
Selling, general, and administrative expenses	(425,115)	(1,906,319)
Impairment of leasing business assets	-	(96,318)
Total operating expenses	(425,115)	(2,002,637)

Net Operating Loss	(360,122)	(1,840,289)

Other income, net
Interest income	140,012	10,463
Interest expenses	(134,375)	-
Total other income, net	5,637	10,463

Loss Before Income Taxes	(354,485)	(1,829,826)

Income tax expenses	-	-

Net Loss	(354,485)	(1,829,826)

Less: Net loss attributable to non-controlling interests	4,269	-

Net loss attributable to TD Holdings, Inc.’s Stockholders	(350,216)	(1,829,826)

Comprehensive Loss
Net Loss	(354,485)	(1,829,826)
Foreign currency translation adjustment	(2,302)	57,743
Comprehensive loss	(356,787)	(1,772,083)
Less: Total comprehensive loss attributable to non-controlling interests	4,269	-
Comprehensive loss attributable to TD Holdings, Inc.	$(352,518)	$(1,772,083)

Loss per share - basic and diluted
Net loss per share – basic and diluted	$(0.03)	$(0.35)

Weighted Average Shares Outstanding-Basic and Diluted	13,673,023	5,169,041

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	income (loss)	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Net loss	-	-	-	(1,829,826)	-	-	-	(1,829,826)
Foreign currency translation adjustments	-	-	-	-	-	57,743	-	57,743
Balance as at March 31, 2019	5,526,297	$5,526	$29,649,052	$(27,286,916)	$-	$(453,314)	$-	$1,914,348

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	(13,500,000)	-	-	1,600,000
Net loss	-	-	-	(350,216)	-	-	(4,269)	(354,485)
Foreign currency translation adjustments	-	-	-	-	-	(2,302)	-	(2,302)
Balance as at March 31, 2020 (restated)	28,585,111	$28,585	$53,606,170	$(32,741,256)	$(135,000,000)	$(336,583)	$(12,841)	$7,044,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2020	2019
	(restated)
Cash Flows from Operating Activities:
Net loss	$(354,485)		(1,829,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasing business assets	79,578		46,858
Depreciation of property and equipment	388		551
Amortization of right of use assets	88,620		-
Impairment on leasing business assets	-		96,318
Stock-based compensation to service providers	-		884,208
Changes in operating assets and liabilities:
Other current assets	(119,043)		29,320
Advances from customers	39,892		23,180
Due to related parties	238,775		-
Other current liabilities	(21,674)		(9,242)
Lease liabilities	(94,888)		-
Net Cash Used in Operating Activities	(142,837)		(758,633)

Cash Flows from Investing Activities:
Purchases of leasing business assets	-		(406,757)
Loans made to related parties	(2,356,766)		-
Loans made to third parties	(1,081,429)		(592,724)
Net Cash Used in Investing Activities	(3,438,195)		(999,481)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	-		592,724
Proceeds from borrowings from related parties	1,063,278		-
Net Cash Provided by Financing Activities	1,063,278		592,724

Effect of exchange rate changes on cash and cash equivalents	98,172		21,969

Net decrease in cash and cash equivalents	(2,419,582)		(1,143,421)
Cash at beginning of period	2,446,683		1,484,116
Cash at end of period	$27,101		$340,695

Supplemental Cash Flow Information
Cash paid for interest expense	$-		$-
Cash paid for income tax	$-		$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635		$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds subsequently collected in April 2020	$13,500,000		$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020, have been restated (see Note 15). The unaudited condensed consolidated financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

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

The following financial statement balances reflect the financial positions of Beijing Tianxing and Huamucheng, which were included in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively:

	As of March 31, 2020			As of December 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)
Cash	$5,780	$2,184	$7,964	$94,380	$1,730,793	$1,825,173
Loans receivable from third parties	1,374,581	-	1,374,581	1,364,125	-	1,364,125
Due from TD and Hao Limo*	990,195	-	990,195	966,882	-	966,882
Due from related parties	292,828	5,112,802	5,405,630	470,154	2,840,729	3,310,883
Other current assets	148,404	15,305	163,709	164,922	2,848	167,770
Investment in equity investees	553,154	-	553,154	562,807	-	562,807
Leasing business assets, net	2,306,133	-	2,306,133	2,426,109	-	2,426,109
Other noncurrent assets	43,162	375,363	418,525	18,186	-	18,186
Total Assets	$5,714,237	$5,505,654	$11,219,891	$6,067,565	$4,574,370	$10,641,935

LIABILITIES
Advances from customers	$14,987	$39,283	$54,270	$15,249	$-	$15,249
Other current liabilities	317,481	381,212	698,693	218,688	207,834	426,522
Third party loan payables	2,045,250	141,052	2,186,302	2,080,941	315,729	2,396,670
Due to related parties	234,329	1,297,609	1,531,938	197,733	166,332	364,065
Due to TD and Hao Limo**	5,120,488	2,036,116	7,156,604	5,197,531	2,577,356	7,774,887
Other noncurrent liabilities	-	52,352	52,352	-	-	-
Total Liabilities	$7,732,535	$3,947,624	$11,680,159	$7,710,142	$3,267,251	$10,977,393

*	Receivable due from TD and Hao Limo is eliminated upon consolidation.

**	Payable due to TD and Hao Limo is eliminated upon consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Consolidation of variable interest entities (continued)

The following financial statement amounts reflect the financial performances and cash flows of Beijing Tianxing and Huamucheng, which were included in the consolidated financial statements for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$14,051	$1,206,116	$1,220,167	$399,999	$-	$399,999
Cost of revenue	$(99,314)	$(1,055,860)	$(1,155,174)	$(237,651)	$-	$(237,651)
Operating expenses	$(70,613)	$(264,900)	$(335,513)	$(702,041)	$-	$(702,041)
Net loss	$(213,444)	$(70,583)	$(284,027)	$(529,230)	$-	$(529,230)

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(94,559)	$(281,420)	$(375,979)	$(342,335)	$-	$(342,335)
Net Cash Used in by Investing Activities	(34,377)	(2,356,766)	(2,391,143)	(999,481)	-	(999,481)
Net Cash Provided by Financing Activities	40,607	912,932	953,539	592,724	-	592,724
Effect of Exchange Rate Changes on Cash	(271)	(3,355)	(3,626)	20,390	-	20,390
Net Decrease in Cash	(88,600)	(1,728,609)	(1,817,209)	(728,702)	-	(728,702)
Cash at Beginning of Period	94,380	1,730,793	1,825,173	991,385	-	991,385
Cash at End of Period	$5,780	$2,184	$7,964	$262,683	$-	$262,683

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Foreign currency translation

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

For the three months ended March 31, 2020, the Company sold non-ferrous metal products to two related party customers and generated revenue of $1,053,632.

Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation service fees and commodity distribution service fees. For the three months ended March 31, 2020, the Company provided distribution services to customers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue recognition (continued)

-	Commodity distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the three months ended March 31, 2020, the Company earned distribution service fees of $108,837 from two third-party customers and distribution service fees of $43,647 from one related party customer.

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

Accounts receivable, net consist of the following:

	March 31, 2020	December 31, 2019

Loans receivable from third parties	$3,046,338	$2,005,927
Less: loan receivable from third parties, current	2,996,970	1,955,697
Loan receivable from a third party, noncurrent	$49,368	$50,230

During the three months ended March 31, 2020 and 2019, the Company entered into loan agreements with two and two third parties, respectively, and advanced an aggregate of $1,081,429 and $592,724, respectively, to these third parties as interest-bearing loans. The interest rate ranges between 9% and 16% per annum. As of March 31, 2020, the balances of loan principal and interest payment were due in September 2020 through August 2021. The Company classified loan receivables due within one year as current assets, and those due over one year as noncurrent assets.

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

Interest income of $73,480 and $12,429 was accrued for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company recorded an interest receivable of $204,657 and $133,742 as reflected under “other current assets” in the consolidated balance sheets.

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

6.	THIRD PARTY LOAN PAYABLES

	March 31, 2020	December 31, 2019

Third party loan payables	$2,369,669	$2,367,967

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

10, 2021, the Company entered into certain waiver and warrant exercise agreements (the “Exercise Agreement”) with each holders. Pursuant to the Exercise Agreement, in order to induce the holders to exercise all of the outstanding Original Warrants cashlessly, pursuant to the terms of and subject to beneficial ownership limitations contained in the Original Warrants, the Company agreed to waive the Holders’ obligation to pay such portion of the exercise price of each of the May Warrants in excess of $0.95 per share and each of the April Warrants in excess of $1.17 per share, immediately prior to the time of exercise of such Original Warrants. Upon the exercise of all the Original Warrants, the Company will issue a total of 808,891 shares of Common Shares (the “Warrant Shares”) to the Holders.

Because the Company did not receive the proceeds until April 2020, the Holders did not have the conversion rights of either convertible notes or warrants until payment were made. Accordingly the Company did not record accounting book on the transaction.

8.	CAPITAL TRANSACTIONS (CONTINUED)

Warrants

A summary of warrants activity for the three months ended March 31, 2020 was as follows:

	Number of shares	Weighted average life	Expiration dates

Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years
Grant of warrants during the three months ended March 31, 2020	-
Exercise of warrants during the three months ended March 31, 2020	-
Forfeiture of warrants during the three months ended March 31, 2020	-
Balance of warrants outstanding as of March 31, 2020	3,033,370	3.78 years

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

8.	CAPITAL TRANSACTIONS (CONTINUED)

Warrants (continued)

The key assumption used in estimates are as follows:

	April 11,	August 30,	May 20,
	2019	2019	2019
		(Replacement Warrants)
Terms of warrants	60 months	55.3 months	66 months
Exercise price	1.32	2.20	1.32
Risk free rate of interest	2.77%	2.77%	2.77%
Dividend yield	0.00%	0.00%	0.00%
Annualized volatility of underlying stock	55.6%	63.45%	57.04%

9.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2020, respectively:

	For the Three Months Ended March 31,
	2020	2019

Net loss attributable to TD Holdings, Inc.’s Stockholders	$(354,485)	$(1,829,826)

Weighted Average Shares Outstanding-Basic and Diluted	13,673,023	5,169,041
Loss per share - basic and diluted
Net loss per share – basic and diluted	$(0.03)	$(0.35)

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2020, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2020 and December 31, 2019, the Company had deferred tax assets of $3,652,525 and $3,574,333, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2020.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2020 and 2019, the Company had current income tax expenses of $nil and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

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

11.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of the Company

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of March 31, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	March 31, 2020	December 31, 2019

Qianhai Baiyu (i)	$4,360,948	$2,840,728
Yunfeihu (ii)	750,443	-
Chengdu Jianluo (iii)	444,587	452,346
Shanghai Huxin (iv)	17,503	17,809
TD E-commerce (iv)	1,410	-
Total Due from related parties	$5,574,891	$3,310,883

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. For the three months ended March 31, 2020, the Company provided loans aggregating $1,593,260 to Qianhai Baiyu. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. Interest income amounted to $54,193 and $nil for the three months ended March 31, 2020 and 2019. The balance of due from Qianhai Baiyu is fully collected as of the date of this report.

(ii)	The balance due from Yunfeihu represented a loan principal and interest due from the related party. For the three months ended March 31, 2020, the Company provided loans aggregating $750,279 to Yunfeihu. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. Interest income amounted to $11,794 and $nil for the three months ended March 31, 2020 and 2019. The balance of due from Yunfeihu is fully collected as of the date of this report.

(ii)	As of March 31, 2020, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,302, netting off against car-related fees due to the related party of $16,715.

As of December 31, 2019, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,513, netting off against car-related fees due to the related party of $17,006.

The balance was fully collected as of the date of this report.

(iv)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate. The balance was fully collected as of the date of this report.

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	March 31, 2020	December 31, 2019

Guangzhou Chengji (1)	$1,920,589	$970,318
Shenzhen Meifu (2)	235,131	-
Lu Zhao (3)	70,306	33,269
Jiaxi Gao (4)	7,994	8,134
Tao Sun (4)	6,515	4,206
Guotao Deng (4)	-	1,435
Total	$2,240,535	$1,017,362

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. The loan has an interest rate of 8% per annum with a maturity date of September 4, 2020. For the three months ended March 31, 2020, the Company borrowed a loan of $948,863 from Guangzhou Chengji. The Loan has an annual interest rate of 8% and a maturity date of December 4, 2020. For the three months ended March 31, 2020, the Company accrued interest expenses of $32,270.

(2)	As of March 31, 2020, the balance due to Shenzhen Meifu represented advances from the related party for supply chain management services.

(3)	As of March 31, 2020 and December 31, 2019, the balance due to Lu Zhao consisted of the operating expenses of $2,821 and $2,870, respectively, which was paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest aggregating $67,485 and $$30,399 due to the related party. For the three months ended March 31, 2020, the Company borrowed loans aggregating $36,617 form Mr. Lu Zhao, a senior management of the Company. The loan will expire on December 24, 2020. The interest rate charged on the borrowing was 10%. For the three months ended March 31, 2020, the Company accrued interest expenses of $1,574.

(4)

The balances due to Jiaxin Gao, Guotao Deng and Tao Sun represents the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

Mr. Guotao Deng was a legal representative before December 31, 2019, thus he was not a related party of the Company from January 1, 2020.

-	Due to related parties, noncurrent

	March 31, 2020	December 31, 2019

Tao Sun	$149,515	$152,124

The balance of related party loan was payable in September 2022, with an interest rate of 9.5% per annum.

For the above mentioned related party borrowings, interest expense amounted to $36,260 and $nil for the three months ended March 31, 2020 and 2019, respectively.

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Transactions with related parties

-	Revenues generated from related parties

For the three months ended March 31, 2020, the Company generated revenues from below related party customers:

	For the Three Months Ended March 31,
	2020	2019
Revenue from sales of commodity products
Yunfeihu	$669,995	$-
TD International Trade	383,637
	1,053,632	-

Revenue from supply chain management services
Yunfeihu	43,647	-

Total revenues generated from related parties	$1,097,279	$-

12.	SEGMENT REPORTING

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

The following table presents summary information by segment for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$14,051	$1,206,116	$-	$1,220,167
Cost of revenue and related tax	(99,314)	(1,055,860)	-	(1,155,174)
Gross profit	$(85,263)	$150,256	$-	$64,993
Interest (expense) income, net	$(57,425)	$44,061	$19,001	$5,637
Income tax expense	$-	$-	$-	$-
Segment (loss) profit	$(213,444)	$(70,583)	$(70,458)	$(354,485)
Segment assets as of March 31, 2020	$4,724,042	$5,505,654	$2,384,485	$12,614,181

	For the Three Months Ended March 31, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$399,999	$-	$-	$399,999
Cost of revenue and related tax	(237,651)	-	-	(237,651)
Gross profit	$162,348	$-	$-	$162,348
Interest income, net	$10,463	$-	$-	$10,463
Income tax expense	$-	$-	$-	$-
Segment loss	$(1,829,826)	$-	$-	$(1,829,826)
Segment assets as of March 31, 2019	$2,941,747	$-	$-	$2,941,747

13.	COMMITMENTS AND CONTINGENCIES

1	Lease Commitments

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

On April 6, 2020, the Company filed a lawsuit against Harrison Fund, LLC (“Harrison Fund”) in the United States District Court for the Northern District of California (the “District Court”) (Case No. 3:20-cv-2307). The Company had invested $1,000,000 in Harrison Fund around May 2019. However, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented on Harrison Fund’s brochure appeared to be problematic. The Company demanded a return of its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed the complaint against Harrison Fund seeking to recover the $1,000,000 investment.

Due to the uncertainty arising from this pending legal proceeding, a full impairment has been applied against the Company’s investment in financial products.

14.	SUBSEQUENT EVENTS

Please see “Note 8 – Capital Transactions” for all subsequent capital transactions

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the three months ended March 31, 2020 that had been filed on June 26, 2020. The errors related to the correction of revenue recognition from supply chain management services, and identification of related parties.

1) Revenue recognition from supply chain management services

Pursuant to the accounting policy on revenue recognition for loan recommendation services, such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. For the three months ended March 31, 2020, the Company recognized revenues before related funds are drawdown by the customer. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. Accordingly, revenue from supply chain management services decreased by $262,893, income tax expenses decreased by $48,380 and net loss increased by $214,513, while advance from customers and due to related parties increased by $39,283 and 235,131, respectively, income tax payable decreased by $47,642 and other tax liabilities – other tax payable decreased by $15,533.

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2) Identification of related parties

For the three months ended March 31, 2020, the Company did not identify companies controlled or exercised significant influences by an immediate family of the Chief Executive Officer as related parties. The Company restated the consolidated financial statements by classification of the balances due from/to these related parties from other current assets and other current liabilities. In addition, the Company presented revenues from related parties under a standalone caption in the consolidated statements of operations and comprehensive loss.

The following table sets forth the adjustment to the Company’s results of operations compared to the previously reported consolidated financial statements.

The effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2020 are as follows:

	As of March 31, 2020
	As Previously Reported	Adjustments	As Restated
Current Assets
Loans receivable from third parties	$3,735,799	$(738,829)	$2,996,970
Due from related parties	$4,823,038	$751,853	$5,574,891
Other current assets	$291,063	$(13,024)	$278,039
Current Liabilities
Advances from customers	$14,987	$39,283	$54,270
Due to related parties	$2,005,891	$234,644	$2,240,535
Income tax payable	$62,124	$(47,642)	$14,482
Other current liabilities	$402,301	$(15,046)	$387,255
Total Current Liabilities	$5,157,000	$211,239	$5,368,239
Total Liabilities	$5,358,867	$211,239	$5,570,106
Equity
Accumulated deficit	$(32,526,743)	$(214,513)	$(32,741,256)
Accumulated other comprehensive loss	$(339,857)	$3,274	$(336,583)
Total Shareholders’ Equity	$7,268,155	$(211,239)	$7,056,916
Total Equity	$7,255,314	$(211,239)	$7,044,075

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 are as follows:

	For the three months ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
Revenues
- Sales of commodity products	$1,053,632	$(1,053,632)	$-
- Sales of commodity products – related parties	$-	$1,053,632	$1,053,632
- Supply chain management services	$415,377	$(306,540)	$108,837
- Supply chain management services – related parties	$-	$43,647	$43,647
Total revenue	$1,483,060	$(262,893)	$1,220,167
Cost of revenue
- Commodity product sales	$(1,055,143)	$(396)	$(1,055,539)
- Supply chain management services	$(717)	$396	$(321)
Gross profit	$327,886	$(262,893)	$64,993

Net Operating Loss	$(97,229)	$(262,893)	$(360,122)
Loss Before Income Taxes	$(91,592)	$(262,893)	$(354,485)
Income tax expenses	$(48,380)	$48,380	$-
Net Loss	$(139,972)	$(214,513)	$(354,485)
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(135,703)	$(214,513)	$(350,216)
Comprehensive Loss
Net Loss	$(139,972)	$(214,513)	$(354,485)
Foreign currency translation adjustment	$(5,576)	$3,274	$(2,302)
Comprehensive loss	$(145,548)	$(211,239)	$(356,787)
Comprehensive loss attributable to TD Holdings, Inc.	$(141,279)	$(211,239)	$(352,518)

Loss per share - basic and diluted
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)

The effects of the restatement on the Company’s consolidated statements of cash flows for the three months ended March 31, 2020 are as follows:

	For the three months ended March 31, 2020
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net loss	$(139,972)	$(214,513)	$(354,485)
Changes in operating assets and liabilities:
Other current assets	$(132,271)	$13,228	$(119,043)
Advances from customers	$-	$39,892	$39,892
Due to related parties	$-	$238,775	$238,775
Income tax payable	$48,380	$(48,380)	$-
Other current liabilities	$(6,394)	$(15,280)	$(21,674)
Net Cash Used in Operating Activities	$(156,559)	$13,722	$(142,837)
Cash Flows from Investing Activities:
Loans made to related parties	$(1,593,260)	$(763,506)	$(2,356,766)
Loans made to third parties	$(1,831,708)	$750,279	$(1,081,429)
Net Cash Used in Investing Activities	$(3,424,968)	$(13,227)	$(3,438,195)
Cash Flows from Financing Activities:
Proceeds from borrowings from related parties	$1,063,773	$(495)	$1,063,278
Net Cash Provided by Financing Activities	$1,063,773	$(495)	$1,063,278

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2020, the Company had two business lines, used luxury car leasing business and commodities trading business.

Used luxury car leasing business

As of June 30, 2020, the Company had eleven used luxurious cars with net book value of approximately US$2.43 million. In addition, the Company also leased used luxurious cars from peer companies and individuals to provide more varieties of luxurious cars to our customers. To determine the model of vehicles to be purchased, we collect data related to customers’ demands and preferences through sales and online promotions. Our professional procurement personnel will then compare models of vehicles offered by different sellers. The decision to purchase a specific vehicle is based on a number of considerations including time of delivery, vehicle condition, vehicle safety features, mileage, repair and maintenance history, accident history, market scarcity, etc. Due to the effects of COVID-19, we had closed our luxury car rental facilities from the end of January 2020 and have resumed our operations since April 2020. For the three months ended March 31, 2020 and 2019, the Company earned income from operating lease of $14,051 and $399,999, respectively.

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

In August 2020, we disposed of the luxurious used car leasing business.

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

The commodity trading business primarily involves purchasing non-ferrous metal product, such as aluminium ingots, copper, silver, and gold, from metal and mineral suppliers and then selling to customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

For the three months ended March 31, 2020, the Company recorded revenue of $1,053,632 from commodities trading business and $152,484 from commodity distributions services, respectively, from Huamucheng’s operations.

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

Results of Operations

The Company has noted the following errors in relation to its unaudited condensed consolidated financial statements for the three months ended March 31, 2020 that had been filed on June 2, 2020. The errors related to the correction of revenue recognition from supply chain management services and identification of related parties. Please refer to Note 15 of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019

	For the Three Months Ended March 31,		Change
	2020	2019	Amount	%
Revenues
- Sales of commodity products – related parties	$1,053,632	$-	$1,053,632	100%
- Supply chain management services	108,837	-	108,837	100%
- Supply chain management services – related parties	43,647	-	43,647	100%
- Income from operating leases	14,051	399,999	(385,948)	(96)%
Total Revenue	1,220,167	399,999	820,168	205%

Cost of revenue
- Commodity product sales	(1,055,539)	-	(1,055,539)	100%
- Supply chain management services	(321)	-	(321)	100%
- Cost of operating lease	(99,314)	(237,651)	138,337	(58)%
Total cost of revenue	(1,155,174)	(237,651)	(917,523)	386%

Gross profit	64,993	162,348	(97,355)	(60)%

Operating expenses
Selling, general, and administrative expenses	(425,115)	(1,906,319)	1,481,204	(78)%
Impairment on leasing business assets	-	(96,318)	96,318	(100)%
Total operating cost and expenses	(425,115)	(2,002,637)	1,577,522	(79)%

Other income, net
Interest income, net	5,637	10,463	(4,826)	(46)%
Total other income, net	5,637	10,463	(4,826)	(46)%

Loss Before Income Taxes	(354,485)	(1,829,826)	1,475,341	(81)%

Income tax expenses	-	-	-	0%

Net Loss	$(354,485)	$(1,829,826)	$1,475,341	(81)%

Revenue

For the three months ended March 31, 2020, we generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Both revenue from sales of commodity and revenue from supply chain management services were newly incorporated into our operations as a result of the consolidation of Huamucheng through VIE contractual agreements in November 2019. Total revenue increased by $820,168 or 205%, from $399,999 for the three months ended March 31, 2019 to $1,220,167 for the three months ended March 31, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 86.3%, 12.5% and 1.2%, respectively, of our total revenue for the three months ended March 31, 2020. For the three months ended March 31, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2020, the Company sold non-ferrous metals to two related party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $1,053,632 from sales of commodity products. There was no such revenue for the three months ended March 31, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and distribution services. For the three months ended March 31, 2020, the Company provided commodity distribution services to customers.

Distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the three months ended March 31, 2020, the Company earned commodity distribution commission fees of $108,837 from two third party customers and distribution service fees of $43,647 from one related party customer.

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

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $917,523 or 386% from $237,651 for the three months ended March 31, 2019 to $1,155,174 for the three months ended March 31, 2020, primarily due to an increase of $1,055,539 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $138,337 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended March 31, 2020, the Company purchased non-ferrous metal products of $1,055,539 from one third party vendor. There was no such cost for the three months ended March 31, 2019 because this was a new business launched in December 2019.

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

Net loss

As a result of the foregoing, net loss for the three months ended March 31, 2020 was $354,485, representing a decrease of $1,475,341 from net loss of $1,829,826 for the three months ended March 31, 2019.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	(142,837)	(758,633)
Net Cash Used in Investing Activities	(3,438,195)	(999,481)
Net Cash Provided by Financing Activities	1,063,278	592,724
Effect of exchange rate changes on cash and cash equivalents	98,172	21,969
Net decrease in cash and cash equivalents	(2,419,582)	(1,143,421)

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, we had a cash outflow from operating activities of $142,837, a decrease of $615,796 from a cash outflow of $758,633 for the three months ended March 31, 2019. We incurred a net loss for the three months ended March 31, 2020 of $354,485, a decrease of $1,475,341 from the three months ended March 31, 2019, during which we recorded a net loss of $1,829,826. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of $148,363 in changes of other current assets for the three months ended March 31, 2020 because the Company recognized but yet collected interest income of $73,480, and deferred NASDAQ service fees of $33,750, as compared with a decrease of $29,320 in changes of other current assets for the three months ended March 31, 2019 as a result of timely collection of petty cash from staff; and

●	502,391 restricted shares were issued to service providers as compensation for past services, at a fair value of $884,208 for the three months ended March 31, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $3,438,185 as compared to net cash used in investing activities of $999,481 for the three months ended March 31, 2019.

The cash used in investing activities for the three months ended March 31, 2020 was for the loans disbursed to third parties and related parties of $1,081,429 and $2,356,766, respectively.

Net cash used in investing activities for the three months ended March 31, 2019 was combined effects of purchase of two used luxurious cars of $406,757 and loans disbursed to two third parties of $592,724.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,063,278. During the three months ended March 31, 2019, the cash provided by financing activities was mainly attributable to borrowings from third parties of $592,724.

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

TD HOLDINGS, INC.

Date: June 4, 2021	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wei Sun
	Name:	Wei Sun
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)