Form 10-Q/A
period 2020-06-30
TD Holdings, Inc.
filed 2021-06-04
CIK 1556266

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

We are therefore filing this this amended Form 10-Q (“Amended Form 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Original Form 10-Q”), to restate our interim financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Original Form 10-Q to reflect reversal of revenues from supply chain management, which impacted the Company’s net income (loss) and earnings (loss) per share, and related disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the identification of related parties changes the footnote for related parties.

As several parts of the Original Form 10-Q are amended and/or restated by this Amended Form 10-Q, for convenience, we have repeated the entire text of the Original Form 10-Q, as amended and/or restated by this Amended Form 10-Q. Readers should therefore read and rely on this Amended Form 10-Q in lieu of the Original Form 10-Q.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	(restated)
ASSETS
Current Assets
Cash	$1,487,594	$2,446,683
Accounts receivable, net	1,919,873	-
Loans receivable from third parties	83,233,866	1,955,697
Prepayments	2,828,974	-
Due from related parties	489,302	3,310,883
Other current assets	664,664	166,617
Total current assets	90,624,273	7,879,880

Investments in equity investees	964,711	972,807
Deposit in investment in equity investee	-	14,351
Loan receivable from a third party, noncurrent	-	50,230
Property and equipment, net	2,240	3,835
Right-of-use lease assets, net	316,128	41,188
Leasing business assets, net	2,229,819	2,426,109
Total noncurrent assets	3,512,898	3,508,520

Total Assets	$94,137,171	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$78,681	$15,249
Third party loan payables	1,886,756	2,367,967
Due to related parties	2,480,103	1,017,362
Stock subscription advance	-	1,600,000
Income tax payable	421,281	14,735
Lease liabilities	283,680	-
Other current liabilities	1,380,814	420,101
Total Current Liabilities	6,531,315	5,435,414

Related party loan, noncurrent	149,936	152,124
Total Non-current Liabilities	149,936	152,124

Total Liabilities	6,681,251	5,587,538

Commitments and Contingencies (Note 14)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 68,585,111 and 11,585,111 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	68,585	11,585
Additional paid-in capital	126,026,170	38,523,170
Accumulated deficit	(38,200,937)	(32,391,040)
Accumulated other comprehensive loss	(422,253)	(334,281)
Total Shareholders’ Equity	87,471,565	5,809,434

Non-controlling interests	(15,645)	(8,572)
Total Equity	87,455,920	5,800,862

Total Liabilities and Equity	$94,137,171	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(restated)		(restated)
Revenues
- Sales of commodity products – related parties	$1,563,669	$-	$2,617,301	$-
- Supply chain management services	351,793	-	460,630	-
- Supply chain management services – related parties	26,949	-	70,596	-
- Income from operating leases	-	540,895	14,051	940,894
Total Revenue	1,942,411	540,895	3,162,578	940,894

Cost of revenue
- Commodity product sales	(314,130)	-	(1,369,669)	-
- Commodity product sales – related parties	(1,256,218)	-	(1,256,218)	-
- Supply chain management services	(7,633)	-	(7,954)	-
- Cost of operating lease	(224,294)	(397,538)	(323,608)	(635,189)
Total cost of revenue	(1,802,275)	(397,538)	(2,957,449)	(635,189)

Gross profit	140,136	143,357	205,129	305,705

Operating expenses
Selling, general, and administrative expenses	(491,671)	(1,133,957)	(916,786)	(3,040,276)
Impairment on leasing business assets	-	-	-	(96,318)
Total operating cost and expenses	(491,671)	(1,133,957)	(916,786)	(3,136,594)

Other income (expenses), net
Interest income	1,862,193	22,018	2,002,205	32,481
Interest expenses	(104,314)	(71,743)	(238,689)	(71,743)
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-	(3,400,000)	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-	(3,060,000)	-
Total other expenses, net	(4,702,121)	(49,725)	(4,696,484)	(39,262)

Loss Before Income Taxes	(5,053,656)	(1,040,325)	(5,408,141)	(2,870,151)

Income tax expenses	(408,829)	-	(408,829)	-

Net Loss	(5,462,485)	(1,040,325)	(5,816,970)	(2,870,151)

Less: Net loss attributable to non-controlling interests	2,804	491	7,073	491
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(5,459,681)	$(1,039,834)	$(5,809,897)	$(2,869,660)

Comprehensive Loss
Net Loss	$(5,462,485)	$(1,040,325)	$(5,816,970)	$(2,870,151)
Foreign currency translation adjustment	(85,670)	(74,767)	(87,972)	(17,024)
Comprehensive loss	(5,548,155)	(1,115,092)	(5,904,942)	(2,887,175)
Less: Total comprehensive loss attributable to non-controlling interests	2,804	491	7,073	491
Comprehensive loss attributable to TD Holdings, Inc.	$(5,545,351)	$(1,114,601)	$(5,897,869)	$(2,886,684)

Loss per share - basic and diluted
Loss per share – basic and diluted	$(0.12)	$(0.14)	$(0.19)	$(0.45)

Weighted Average Shares Outstanding-Basic and Diluted	47,486,210	7,530,693	30,579,616	6,348,064

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

					Subscription	Accumulated
	Common Stock		Additional paid-in	Accumulated	advanced from a	other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	loss	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320
Net loss	-	-	-	(2,869,660)	-	-	(491)	(2,870,151)
Foreign currency translation adjustments	-	-	-	-	-	(17,024)	-	(17,024)
Balance as at June 30, 2019	8,646,297	$5,526	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	(13,500,000)	-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-	-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Net loss	-	-	-	(5,809,897)	-	-	(7,073)	(5,816,970)
Foreign currency translation adjustments	-	-	-	-	-	(87,972)	-	(87,972)
Balance as at June 30, 2020 (restated)	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$(422,253)	$(15,645)	$87,455,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	income (loss)	interests	Equity

Balance as at March 31, 2019	5,526,297	$5,526	$29,649,052	$(27,286,916)	$-	$(453,314)	$-	$1,914,348
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320
Net loss	-	-	-	(1,039,834)	-	-	(491)	(1,040,325)
Foreign currency translation adjustments	-	-	-	-	-	(74,767)	-	(74,767)
Balance as at June 30, 2019	8,646,297	$5,526	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696

Balance as at March 31, 2020	28,585,111	$28,585	$53,606,170	$(32,741,256)	$-	$(336,583)	$(12,841)	$7,044,075
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-	-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Net loss	-	-	-	(5,459,681)	-	-	(2,804)	(5,462,485)
Foreign currency translation adjustments	-	-	-	-	-	(85,670)	-	(85,670)
Balance as at June 30, 2020 (restated)	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$(422,253)	$(15,645)	$87,455,920

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2020	2019
	(restated)
Cash Flows from Operating Activities:
Net loss	$(5,816,970)	$(2,870,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of leasing business assets	162,211	102,179
Depreciation of property and equipment	1,547	1,155
Amortization of right of use assets	174,432	-
Impairment on leasing business assets	-	96,318
Stock-based compensation to service providers	-	884,208
Amortization of beneficial conversion feature relating to issuance of convertible notes	3,400,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	3,060,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,927,299)	-
Prepayments	(2,843,373)	-
Other current assets	(504,524)	(72,394)
Advances from customers	63,975	33,497
Due to related parties	295,000	-
Income tax payable	408,829	8,352
Other current liabilities	971,554	72,590
Lease liabilities	(166,242)	-
Net Cash Used in Operating Activities	(2,720,860)	(1,744,246)

Cash Flows from Investing Activities:
Purchases of leasing business assets	-	(1,902,529)
Purchases of property and equipment	-	(707)
Investment in one investment security	-	(200,000)
Investments in equity investees	-	(884,225)
Investments in financial products	-	(1,000,000)
Collection of deposits from an equity investee	14,217	-
Loans made to third parties	(78,873,956)	(1,114,225)
Net Cash Used in Investing Activities	(78,859,739)	(5,101,686)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	-	2,063,193
Proceeds from borrowings from related parties	740,216	-
Cash raised in registered direct offering, net of transaction costs	-	4,653,440
Proceeds from a private placement	13,500,000	-
Proceeds from issuance of convertible notes	30,000,000	-
Proceeds from exercise of warrants	36,000,000	-
Net Cash Provided by Financing Activities	80,240,216	6,716,633

Effect of exchange rate changes on cash and cash equivalents	381,294	(47,631)

Net decrease in cash and cash equivalents	(959,089)	(176,930)
Cash at beginning of period	2,446,683	1,484,116
Cash at end of period	$1,487,594	$1,307,186

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$-
Issuance of common stocks in connection with conversion of convertible notes	$30,000,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, have been restated (see Note 16). The unaudited condensed consolidated financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

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

The following financial statement balances reflect the financial positions of the Company’s VIE(s), which was included in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively:

	As of June 30, 2020			As of December 31, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)
Cash	$55	$-	$55	$94,380	$1,730,793	$1,825,173
Loans receivable from third parties	680,439	-	680,439	1,364,125	-	1,364,125
Due from TD and Hao Limo*	807,246	-	807,246	966,882	-	966,882
Due from related parties	293,653	-	293,653	470,154	2,840,729	3,310,883
Other current assets	428,723	-	428,723	164,922	2,848	167,770
Investment in equity investees	554,711	-	554,711	562,807	-	562,807
Leasing business assets, net	2,229,819	-	2,229,819	2,426,109	-	2,426,109
Other noncurrent assets	15,434	-	15,434	18,186	-	18,186
Total Assets	$5,010,080	$-	$5,010,080	$6,067,565	$4,574,370	$10,641,935

LIABILITIES
Advances from customers	$15,029	$-	$15,029	$15,249	$-	$15,249
Other current liabilities	356,692	-	356,692	218,688	207,834	426,522
Third party loan payables	1,564,253	-	1,564,253	2,080,941	315,729	2,396,670
Due to related parties	229,530	-	229,530	197,733	166,332	364,065
Due to TD and Hao Limo **	5,146,671	-	5,146,671	5,197,531	2,577,356	7,774,887
Total Liabilities	$7,312,175	$-	$7,312,175	$7,710,142	$3,267,251	$10,977,393

*	Receivable due from TD and Hao Limo is eliminated upon consolidation.

**	Payable due to TD and Hao Limo is eliminated upon consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Consolidation of variable interest entities (continued)

Because Huamucheng was a VIE of the Company before June 25, 2020, and there were no material transactions for the five days ended June 30, 2020, the following financial statement amounts reflect the financial performances and cash flows of Beijing Tianxing and Huamucheng, which were included in the consolidated financial statements for the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$14,051	$3,148,527	$3,162,578	$940,894	$-	$940,894
Cost of revenue	$(323,608)	$(2,627,788)	$(2,951,396)	$(635,189)	$-	$(635,189)
Operating expenses	$(103,078)	$(682,159)	$(785,237)	$(1,894,015)	$-	$(1,894,015)
Net (loss) income	$(495,734)	$1,224,538	$728,804	$(993,034)	$-	$(993,034)

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Beijing Tianxing	Huamucheng	Total	Beijing Tianxing	Huamucheng	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Cash (Used in) Provided by Operating Activities	$(320,687)	$77,251,345	$77,043,239	$655,481	$-	$655,481
Net Cash Provided by (Used in) by Investing Activities	681,659	(78,559,028)	(77,990,440)	(3,671,685)	-	(3,671,685)
Net Cash (Used in) Provided by Financing Activities	(454,413)	1,071,796	617,373	2,063,193	-	2,063,193
Effect of Exchange Rate Changes on Cash	(884)	(23,699)	(24,583)	12,826	-	12,826
Net Decrease in Cash	(94,325)	(260,086)	(354,411)	(940,185)	-	(940,185)
Cash at Beginning of Period	94,380	1,730,793	1,825,173	991,385	-	991,385
Cash at End of Period	$55	$1,470,707	$1,470,762	$51,200	$-	$51,200

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Foreign currency translation

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Recent accounting pronouncement (continued)

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

For the six months ended June 30, 2020, the Company incurred a net loss of $5.82 million, and reported cash outflows of approximately $2.72 million from operating activities. As of June 30, 2020, the Company had cash balance of $1.5 million. These factors caused concern as to the Company’s liquidity as of June 30, 2020. The accompanying unaudited condensed financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In assessing the Company’s liquidity, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements and operating expenses obligations.

As of June 30, 2020, the Company had a positive working capital of approximately $84.1 million, among which the Company had a loan due from Shenzhen Xinsuniao Technology Co., Ltd. (“Shenzhen Xinsuniao”), which was a related party before March 31, 2020 and a third party thereafter, of approximately $79.4 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From July 1, 2020 to the date of the restatement report, the Company fully collected outstanding balance from the third party.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, operating lease income, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

4.	LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2020	December 31, 2019

Loans receivable from Shenzhen Xinsuniao	$79,372,505	$-
Loans receivable from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	1,562,662	-
Loans receivable from other third parties	2,298,699	1,955,697
Loan receivable from other third parties, current	$83,233,866	$1,955,697
Loan receivable from a third party, noncurrent	$-	$50,230

Loans receivable from Shenzhen Xinsuniao

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, which was a related party of the Company before March 31, 2020 and a third party thereafter. Shenzhen Xinsuniao was reputable for its extensive experiences in supply chain services for commodities trading.

Pursuant to the loan agreement, the proceeds should solely be used for the operations of the commodity trading business including sales and purchase of commodity products, and supply chain management services. Each loan was repayable in twelve months from disbursement, with a per annum interest rate of 10%. However in practice, the loans are generally revolving every three months,  which matches the transaction turnover of Shenzhen Xinsuniao and Qianhai Baiyu. From July 1, 2020 to the date of this report, the Company has fully collected outstanding balances from Shenzhen Xinsuniao.

The revolving credit facility lasts for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai Baiyu, which enterprise value was estimated at approximately $106 million. For the six months ended June 30, 2020, the Company made loans aggregating $79.8 million to Shenzhen Xinsuniao and recognized interest income of $1.69 million with corresponding account of “other current assets.”

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

Loans receivable from other third parties

In addition, during the six months ended June 30, 2020 and 2019, the Company entered into loan agreements with three and three third parties, respectively, and advanced an aggregate of $1,137,334 and $1,114,225 to these third parties as interest-bearing loans, respectively.   The interest rate ranges between 9% and 16% per annum. During the six months ended June 30, 2020 and 2019, the third parties paid back $1,503,109 and $nil, respectively. As of June 30, 2020, the balances of loan principal and interest payment were due in September 2020 through December 2020. The Company classified loan receivables as current assets.

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

Interest income of $1,843,448 and $18,817 was recognized for the three months ended June 30, 2020 and 2019, respectively. Interest income of $1,916,927 and $31,246 was recognized for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the Company recorded an interest receivable of $332,709 and $133,742 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

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

7.	THIRD PARTY LOAN PAYABLES

	June 30, 2020	December 31, 2019
Third party loan payables	$1,886,756	$2,367,967

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

8.	OTHER CURRENT LIABILITIES

	June 30, 2020	December 31, 2019
Other payable (1)	$792,113	$128,301
Accrued interest expenses	273,604	117,554
Deposit payable	57,164	64,342
Accrued payroll and benefit	36,281	49,690
Other tax payable	187,126	39,692
Others	34,526	20,522
	$1,380,814	$420,101

(1)	As of June 30, 2020, the balance of other payable represented advances from one customer for commodities trading business. However since the Company cannot deliver the products in due time, the transaction was cancelled in early July 2020, and the Company returned the amount to the customer.

9.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS

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

On March 10, 2021, the Company entered into certain waiver and warrant exercise agreements (the “Exercise Agreement”) with each holders. Pursuant to the Exercise Agreement, in order to induce the holders to exercise all of the outstanding Original Warrants cashlessly, pursuant to the terms of and subject to beneficial ownership limitations contained in the Original Warrants, the Company agreed to waive the Holders’ obligation to pay such portion of the exercise price of each of the May Warrants in excess of $0.95 per share and each of the April Warrants in excess of $1.17 per share, immediately prior to the time of exercise of such Original Warrants. Upon the exercise of all the Original Warrants, the Company will issue a total of 808,891 shares of Common Shares (the “Warrant Shares”) to the Holders.

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

10.	CAPITAL TRANSACIONS (CONTINUED)

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

For the three months ended June 30, 2020 and 2019, the Company had current income tax expenses of $408,829 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively. For the six months ended June 30, 2020 and 2019, the Company had current income tax expenses of $408,829 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

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

12.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Chengdu Jianluo Technology Co., Ltd. (“Chengdu Jianluo”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shanghai Huxin Technology Co., Ltd. (“Shanghai Huxin”)	An associate of the Company, over which the Company has 40% equity interest and exercises significant influence
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Jiaxi Gao	Chief Executive Office of the Company prior to January 9, 2020
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Tao Sun	Senior Management of the Company
Shun Li	Legal representative of Beijing Tianxing
Lu Zhao	Senior Management of Beijing Tianxing

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of June 30, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	June 30, 2020	December 31, 2019

Qianhai Baiyu (i)	$-	$2,840,728
Chengdu Jianluo (ii)	445,838	452,346
Yunfeihu (iii)	25,912	-
Shanghai Huxin (iv)	17,552	17,809
Total Due from related parties	$489,302	$3,310,883

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. For the six months ended June 30, 2020, the Company provided loans aggregating $1,593,260 to Qianhai Baiyu, which was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. As of June 30, 2020, the Company classified the balance due from Qianhai Baiyu to “Loans receivable from third parties” (Note 4).

(ii)	As of June 30, 2020, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $462,600, netting off against car-related fees due to the related party of $16,762.

As of December 31, 2019, the balance due from Chengdu Jianluo consisted of receivables for transfers of two used luxurious cars at consideration aggregating $461,513, netting off against car-related fees due to the related party of $17,006.

(iii)	The balance due from Yunfeihu represented loan interest receivable due from the related party. The loan principal was fully repaid in April 2020 with interest receivable outstanding as of June 30, 2020.

(iv)	The balance due from Shanghai Huxin represented a loan due from the related party. The balance is collected on demand, and no interest income is charged to the associate.

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	June 30, 2020	December 31, 2019

Guangzhou Chengji (1)	$2,107,002	$970,318
Shenzhen Meifu (2)	293,506
Lu Zhao (3)	62,243	33,269
Jiaxi Gao (4)	8,017	8,134
Tao Sun (4)	9,335	4,206
Guotao Deng (4)	-	1,435
Total	$2,480,103	$1,017,362

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

(2)	As of June 30, 2020, the balance due to Shenzhen Meifu represented advances from the related party for supply chain management services.
(3)

As of June 30, 2020 and December 31, 2019, the balance due to Lu Zhao consisted of the operating expenses of $2,829 and $2,870, respectively, which was paid by the related party on behalf the Company and is payable on demand and interest free, and loan principal and interest aggregating $59,414 and $30,399 due to the related party. For the six months ended June 30, 2020, the Company borrowed loans aggregating $36,344 from and collected $9,745 to Mr. Lu Zhao. The loan will expire on December 24, 2020. The interest rate charged on the borrowing was 10%. For the three and six months ended June 30, 2020, the Company accrued interest expenses of $1,429 and $3,003, respectively.

(4)

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

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Transactions with related parties

-	Revenues generated from related parties

For the three and six months ended June 30, 2020, the Company generated revenues from below related party customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from sales of commodity products
Yunfeihu	$1,251,591	$-	$1,921,586	$-
TD International Trade	312,078	-	695,715	-
	1,563,669	-	2,617,301	-

Revenue from supply chain management services
Yunfeihu	26,949	-	70,596	-

Total revenues generated from related parties	$1,590,618	$-	$2,687,897	$-

-	Purchases from a related party

For the three and six months ended June 30, 2020, the Company purchased metal commodities aggregating $1,256,219 from TD International Trade, and these commodities have all been sold to Yunfeihu as of June 30, 2020.

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

The following table presents summary information by segment for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$-	$1,942,411	$-	$1,942,411
Cost of revenue and related tax	(224,295)	(1,577,980)	-	(1,802,275)
Gross (loss) profit	$(224,295)	$364,431	$-	$140,136
Total other income (expenses), net	$(25,532)	$1,756,774	$(6,433,363)	$(4,702,121)
Income tax expense	$-	$(408,829)	$-	$(408,829)
Segment (loss) profit	$(282,290)	$1,295,122	$(6,475,317)	$(5,462,485)
Segment assets as of June 30, 2020	$4,202,834	$87,568,381	$2,365,956	$94,137,171

	For the Three Months Ended June 30, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$549,895	$-	$-	$549,895
Cost of revenue and related tax	(387,538)	-	-	(387,538)
Gross (loss) profit	$143,357	$-	$-	$143,357
Total other income (expenses), net	$(49,725)	$-	$-	$(49,725)
Income tax expense	$-	$-	$-	$-
Segment (loss) profit	$(1,040,325)	$-	$-	$(1,040,325)
Segment assets as of June 30, 2020	$8,034,039	$-	$-	$8,034,039

The following table presents summary information by segment for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$14,051	$3,148,527	$-	$3,162,578
Cost of revenue and related tax	(323,609)	(2,633,840)	-	(2,957,449)
Gross (loss) profit	$(309,558)	$514,687	$-	$205,129
Total other income (expenses), net	$(82,957)	$1,800,835	$(6,414,362)	$(4,696,484)
Income tax expense	$-	$(408,829)	$-	$(408,829)
Segment (loss) profit	$(495,734)	$1,224,538	$(6,545,774)	$(5,816,970)
Segment assets as of June 30, 2020	$4,202,834	$87,568,381	$2,365,956	$94,137,171

	For the Six Months Ended June 30, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Revenue	$940,894	$-	$-	$940,894
Cost of revenue and related tax	(635,189)	-	-	(635,189)
Gross (loss) profit	$305,705	$-	$-	$305,705
Total other income (expenses), net	$(39,262)	$-	$-	$(39,262)
Income tax expense	$-	$-	$-	$-
Segment (loss) profit	$(2,870,151)	$-	$-	$(2,870,151)
Segment assets as of June 30, 2020	$8,034,039	$-	$-	$8,034,039

14.	COMMITMENTS AND CONTINGENCIES

1	Lease Commitments

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

The Company evaluated all events and transactions that occurred after June 30, 2020 up through the date the Company previously issued these unaudited condensed consolidated financial statements on August 14, 2020.

16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the three and six months ended June 30, 2020 that had been filed on August 14, 2020. The errors related to the correction of revenue recognition from supply chain management services, and identification of related parties.

1) Revenue recognition from supply chain management services

The revenue generated from supply chain management services were misstated due to following two reasons:

a.	Error in recognition of revenues generated from loan recommendation services

Pursuant to the accounting policy on revenue recognition for loan recommendation services, such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. For the three and six months ended June 30, 2020, the Company recognized revenues before related funds are drawdown by the customer. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. For the three and six months ended June 30, 2020, revenue from supply chain management services decreased by $75,763 and $338,656, income tax expenses decreased by $36,284 and $84,664 and net loss increased by $39,479 and $253,992. As of June 30, 2020, advance from customers and due to related parties increased by $63,652 and $293,506, respectively, income tax payable decreased by $72,798 and other tax liabilities – other tax payable decreased by $20,216.

a.	Error in recognition of interest income on loans due from a third party

For the three and six months ended June 30, 2020, the Company provided loans to Shenzhen Xinsuniao. The Company mistakenly recognized certain interest income as revenues from supply chain management services. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. For the three and six months ended June 30, 2020, revenue from supply chain management services decreased by $1,691,305 and $1,691,305, income tax expenses decreased by $422,826 and $422,826 and net loss increased by $1,268,479 and $1,268,479. As of June 30, 2020, other current assets decreased by $1,708,653, and income tax payable decreased by $363,562.

2) Identification of related parties

For the three months and June ended June 30, 2020, the Company did not identify companies controlled or exercised significant influences by an immediate family of the Chief Executive Officer as related parties. The Company restated the consolidated financial statements by classification of the balances due from/to these related parties from other current assets and other current liabilities. In addition, the Company presented revenues from related parties under a standalone caption in the consolidated statements of operations and comprehensive loss.

3) Adjustment of interest income earned from a third party

For the three months and six months ended June 30, 2020, the Company provided loans to Shenzhen Xinsuniao. Because part of the interest income was mistakenly recognized in the account of “revenue from supply chain management services” (see 1.b), the Company accrued additional interest income for the loans. As a result, the Company made accounting adjustments of 1) reclassification of interest income from supply chain management services and 2) reversal of accrued interest income in the restated consolidated financial statements.

As a result of the above adjustments, for the three months and six months ended June 30, 2020, the Company provided loans to Shenzhen Xinsuniao and the Company under recognized interest income of $275,641. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. For the three and six months ended June 30, 2020, interest income increased by $275,641, income tax expenses increased by $68,910 and net loss decreased by $206,731. As of June 30, 2020, other current assets increased by $274,2245.

16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the adjustment to the Company’s results of operations compared to the previously reported consolidated financial statements.

The effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2020 are as follows:

	As of June 30, 2020
	As Previously Reported	Adjustments	As Restated
Current Assets
Due from related parties	$463,390	$25,912	$489,302
Other current assets	$2,099,072	$(1,434,408)	$664,664
Total Current Assets	$92,032,769	$(1,408,496)	$90,624,273
Total Assets	$95,545,667	$(1,408,496)	$94,137,171
Current Liabilities
Advances from customers	$15,029	$63,652	$78,681
Due to related parties	$2,187,085	$293,018	$2,480,103
Income tax payable	$857,641	$(436,360)	$421,281
Other current liabilities	$1,400,542	$(19,728)	$1,380,814
Total Current Liabilities	$6,630,733	$(99,418)	$6,531,315
Total Liabilities	$6,780,669	$(99,418)	$6,681,251
Equity
Accumulated deficit	$(36,885,197)	$(1,315,740)	$(38,200,937)
Accumulated other comprehensive loss	$(428,915)	$6,662	$(422,253)
Total Shareholders’ Equity	$88,780,643	$(1,309,078)	$87,471,565
Total Equity	$88,764,998	$(1,309,078)	$87,455,920

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 are as follows:

	For the three months ended June 30, 2020
	As Previously Reported			Adjustments	As Restated
Revenues
- Revenue from supply chain management services		$2,145,810		$(1,794,017)		$351,793
- Revenue from supply chain management services – related parties		$-		$26,949		$26,949
Total Revenue		$3,709,479		$(1,767,068)		$1,942,411
Cost of revenue
- Cost of revenue - commodity product sales		$-		$(314,130)		$(314,130)
- Cost of revenue - commodity product sales – related parties		$(1,570,132)		$313,914		$(1,256,218)
- Cost of revenue – supply chain management services – related parties		$(7,849)		$216		$(7,633)
Gross profit		$1,907,204		$(1,767,068)		$140,136
Other income (expenses), net
Interest income		$1,586,552		$275,641		$1,862,193
Total other expenses, net		$(4,977,762)		$275,641		$(4,702,121)
Loss Before Income Taxes		$(3,562,229)		$(1,491,427)		$(5,053,656)
Income tax expenses		$(799,029)		$390,200		$(408,829)
Net Loss		$(4,361,258)		$(1,101,227)		$(5,462,485)
Net loss attributable to TD Holdings, Inc.’s Stockholders		$(4,358,454)		$(1,101,227)		$(5,459,681)
Comprehensive Loss
Net Loss		$(4,361,258)		$(1,101,227)		$(5,462,485)
Foreign currency translation adjustment		$(89,058)		$3,388		$(85,670)
Comprehensive loss		$(4,450,316)		$(1,097,839)		$(5,548,155)
Comprehensive loss attributable to TD Holdings, Inc.		$(4,447,512)		$(1,097,839)		$(5,545,351)
	$		$		$
Loss per share – basic and diluted		$(0.09)		$(0.03)		$(0.12)

Weighted Average Shares Outstanding-Basic and Diluted		47,486,210		-		47,486,210

16.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Revenues
- Revenue from supply chain management services	$2,561,187	$(2,100,557)	$460,630
- Revenue from supply chain management services – related parties	$-	$70,596	$70,596
Total Revenue	$5,192,539	$(2,029,961)	$3,162,578
Cost of revenue
- Cost of revenue - commodity product sales	$(2,625,275)	$1,255,606	$(1,369,669)
- Cost of revenue - commodity product sales – related parties	$-	$(1,256,218)	$(1,256,218)
- Cost of revenue – supply chain management services	$(8,566)	612	(7,954)
Gross profit	$2,235,090	$(2,029,961)	$205,129
Other income (expenses), net
Interest income	$1,726,564	$275,641	$2,002,205
Total other expenses, net	$(4,972,125)	$275,641	$(4,696,484)
Loss Before Income Taxes	$(3,653,821)	$(1,754,320)	$(5,408,141)
Income tax expenses	$(847,409)	$438,580	$(408,829)
Net Loss	$(4,501,230)	$(1,315,740)	$(5,816,970)
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(4,494,157)	$(1,315,740)	$(5,809,897)
Comprehensive Loss
Net Loss	$(4,501,230)	$(1,315,740)	$(5,816,970)
Foreign currency translation adjustment	$(94,634)	$6,662	$(87,972)
Comprehensive loss	$(4,595,864)	$(1,309,078)	$(5,904,942)
Comprehensive loss attributable to TD Holdings, Inc.	$(4,588,791)	$(1,309,078)	$(5,897,869)
Loss per share – basic and diluted	$(0.15)	$(0.04)	$(0.19)

Weighted Average Shares Outstanding-Basic and Diluted	30,579,616	-	30,579,616

The effects of the restatement on the Company’s consolidated statements of cash flows for the six months ended June 30, 2020 are as follows:

	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net loss	$(4,501,230)	$(1,315,740)	$(5,816,970)
Changes in operating assets and liabilities:
Other current assets	$(1,807,117)	$1,302,593	$(504,524)
Advances from customers	$-	$63,975	$63,975
Due to related parties	$-	$295,000	$295,000
Income tax payable	$847,409	$(438,580)	$408,829
Other current liabilities	$991,383	$(19,829)	$971,554
Net Cash Used in Operating Activities	$(2,608,279)	$(112,581)	$(2,720,860)
Cash Flows from Investing Activities:
Loans made to third parties	$(78,987,027)	$113,071	$(78,873,956)
Net Cash Used in Investing Activities	$(78,972,810)	$113,071	$(78,859,739)
Cash Flows from Financing Activities:
Proceeds from borrowings from related parties	$740,706	$(490)	$740,216
Net Cash Provided by Financing Activities	$80,240,706	$(490)	$80,240,216

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the six months ended June 30, 2020, the Company recorded revenue of $2,617,301 from commodities trading business and $531,226 from commodity distribution services, respectively, from Huamucheng’s operations. For the three months ended June 30, 2020, the Company recorded revenue of $1,563,669 from commodities trading business and $378,742 from commodity distribution services, respectively, from Huamucheng’s operations.

For the six and three months ended June 30, 2020, the Company generated net income of $1.22 million and $1.30 million from commodities trading business.

In addition, the Company commenced supply chain financing services and for the six months ended June 30, 2020, the Company provided such services to one customer. On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, which was a related party of the Company before March 31, 2020 and a third party thereafter. Shenzhen Xinsuniao was reputable for its extensive experiences in supply chain services for commodities trading..

Through Huamucheng’s business, the Company sources bulk commodity products from non-ferrous metal and mines or its designated distributors and then sells to manufactures who need these metals in large quantity. The Company works with suppliers in the sourcing of commodities. Major suppliers include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

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

From July 1, 2020 to the date of this report, the Company fully collected outstanding balance from Shenzhen Xinsuniao.

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

Results of Operations

The Company has noted the following errors in relation to its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 that had been filed on August 14, 2020. The errors related to the correction of revenue recognition from supply chain management services, recognition of interest income from loans due from a third party, and identification of related parties. Please refer to Note 16 of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019

	For the Three Months Ended June 30,		Change
	2020	2019	Amount	%
Revenues
- Sales of commodity products – related parties	$1,563,669	$-	$1,563,669	100%
- Supply chain management services	351,793	-	351,793	100%
- Supply chain management services – related parties	26,949	-	26,949	100%
- Income from operating leases	-	540,895	(540,895)	(100)%
Total Revenue	1,942,411	540,895	1,401,516	259%

Cost of revenue
- Commodity product sales	(314,130)	-	(314,130)	100%
- Commodity product sales – related parties	(1,256,218)	-	(1,256,218)	100%
- Supply chain management services	(7,633)	-	(7,633)	100%
- Cost of operating lease	(224,294)	(397,538)	(173,244)	(44)%
Total cost of revenue	(1,802,275)	(397,538)	(1,404,737)	353%

Gross profit	140,136	143,357	(3,221)	(2)%

Operating expenses
Selling, general, and administrative expenses	(491,671)	(1,133,957)	642,286	(57)%

Total operating cost and expenses	(491,671)	(1,133,957)	(642,286)	(57)%

Other income (expenses), net
Interest income	1,862,193	22,018	1,840,175	8,358%
Interest expenses	(104,314)	(71,743)	(32,571)	45%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-	(3,400,000)	100%
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-	(3,060,000)	100%
Total other expenses, net	(4,702,121)	(49,725)	(4,652,396)	9,356%
%
Loss Before Income Taxes	(5,053,656)	(1,040,325)	(4,013,331)	386%

Income tax expenses	(408,829)	-	(408,829)	100%

Net Loss	$(5,462,485)	$(1,040,325)	$(4,422,160)	425%

Revenue

For the three months ended June 30, 2020, we generate revenue from three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Both revenue from sales of commodity and revenue from supply chain management services were newly incorporated into our operations as a result of the consolidation of Huamucheng through VIE contractual agreements in November 2019, and Huamucheng subsequently became a wholly owned subsidiary of the Company on June 25, 2020. Total revenue increased by $1,401,516 or 259%, from $540,895 for the three months ended June 30, 2019 to $1,942,411 for the three months ended June 30, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 80.5%, 19.5% and 0% of our total revenue for the three months ended June 30, 2020. For the three months ended June 30, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

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

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended June 30, 2020, the Company provided commodity distribution services to customers.

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the three months ended June 30, 2020, the Company earned commodity distribution commission fees of $351,793 from two third-party customers and $26,949 from one related party customer.

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

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $1,404,737 or 353% from $397,538 for the three months ended June 30, 2019 to $1,802,275 for the three months ended June 30, 2020, primarily due to an increase of $1,570,348 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $173,244 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2020, the Company purchased non-ferrous metal products of $1,360,304 from one third party vendor and $200,679 from one related party vendor. There was no such cost for the three months ended June 30, 2019 because this was a new business launched in December 2019.

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

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2020, interest income was $1,862,193, representing an increase of $1,840,175, or 8,358% from $22,018 for the three months ended June 30, 2019. The increase was primarily due to 1) loans aggregating $79.8 million made to Shenzhen Xinsuniao. For the three months ended June 30, 2020, the Company recognized interest income of $1,685,253, and 2) an increase of loans receivable from others third parties by $1.5 million, leading to an increase of interest income.

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

Net loss

As a result of the foregoing, net loss for the three months ended June 30, 2020 was $5,462,485, representing an increase of $4,422,160 from net loss of $1,040,325 for the three months ended June 30, 2019.

For the three months ended June 30, 2020, our net loss was by segment was as follows, which consisted of a net profit of $1.30 million in our commodities trading business, and an amortization expenses of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes of $6.46 million.

	For the Three Months Ended June 30, 2020
	Tianxing Business	Huamucheng Business	Unallocated	Total
Segment (loss) profit	$(282,290)	$1,295,122	$(6,475,317)	$(5,462,485)

	For the Three Months Ended June 30, 2019
	Tianxing Business	Huamucheng Business	Unallocated	Total
Segment (loss) profit	$(1,040,325)	$-	$-	$(1,040,325)

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

	For the Six Months Ended June 30,		Change
	2020	2019	Amount	%
Revenues
- Sales of commodity products – related parties	$2,617,301	$-	$2,617,301	100%
- Supply chain management services	460,630	-	460,630	100%
- Supply chain management services – related parties	70,596	-	70,596	100%
- Income from operating leases	14,051	940,894	(926,843)	(99)%
Total Revenue	3,162,578	940,894	2,221,684	236%

Cost of revenue
- Commodity product sales	(1,369,669)	-	(1,369,669)	100%
- Commodity product sales – related parties	(1,256,218)	-	(1,256,218)	100%
- Supply chain management services	(7,954)	-	(7,954)	100%
- Cost of operating lease	(323,608)	(635,189)	311,581	(49)%
Total cost of revenue	(2,957,449)	(635,189)	(2,322,260)	366%

Gross profit	205,129	305,705	(100,576)	(33)%

Operating expenses
Selling, general, and administrative expenses	(916,786)	(3,040,276)	2,123,490	(70)%
Impairment on leasing business assets	-	(96,318)	96,318	(100)%
Total operating cost and expenses	(916,786)	(3,136,594)	2,219,808	(71)%

Other income (expenses), net
Interest income	2,002,205	32,481	1,969,724	6,064%
Interest expenses	(238,689)	(71,743)	(166,946)	233%
Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes	(6,460,000)	-	(6,460,000)	100%
Total other expenses, net	(4,696,484)	(39,262)	(4,657,222)	11,862%

Loss Before Income Taxes	(5,408,141)	(2,870,151)	(2,537,990)	88%

Income tax expenses	(408,829)	-	(408,829)	100%

Net Loss	$(5,816,970)	$(2,870,151)	$(2,946,819)	103%

Revenue

For the six months ended June 30, 2020, we generate revenue from the following three sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services, and (3) income from operating lease. Total revenue increased by $2,221,684 or 236%, from $940,894 for the six months ended June 30, 2019 to $3,162,578 for the six months ended June 30, 2020, among which revenue from commodity trading, supply chain management and car leasing accounted for 82.8%, 16.8% and 0.4%, respectively, of our total revenue for the six months ended June 30, 2020. For the six months ended June 30, 2019, 100% of our revenue was generated from the used luxurious car leasing business.

(1)	Revenue from sales of commodity products

For the six months ended June 30, 2020, the Company sold non-ferrous metals to two related party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $2,617,301 from sales of commodity products. There was no such revenue for the six months ended June 30, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the six months ended June 30, 2020, the Company provided commodity distribution services to customers.

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the six months ended June 30, 2020, the Company earned commodity distribution commission fees of $460,630 from three third-party customers and distribution service fees of $70,596 from one related party customer.

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

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $2,322,260 or 366% from $635,189 for the six months ended June 30, 2019 to $2,957,449 for the six months ended June 30, 2020, primarily due to an increase of $2,625,887 in cost of revenue associated with commodity product sales which was just launched in December 2019, against a decrease of $311,581 in cost of operating lease as affected by COVID-19.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the six months ended June 30, 2020, the Company purchased non-ferrous metal products of $1,360,304 from one third party vendor and $1,256,218 from one related party vendor. There was no such cost for the six months ended June 30, 2019 because this was a new business launched in December 2019.

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

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2020, interest income was $2,002,205, representing an increase of $1,969,724, or 6,064% from $32,486 for the six months ended June 30, 2019. The increase was primarily due to 1) loans aggregating $79.8 million made to Shenzhen Xinsuniao. For the six months ended June 30, 2020, the Company recognized interest income of $1,685,253, and 2) an increase of loans receivable from others third parties by $1.5 million, leading to an increase of interest income.

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

Net loss

As a result of the foregoing, net loss for the six months ended June 30, 2020 was $5,816,970, representing an increase of $2,946,819 from net loss of $2,870,151 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, our net loss was by segment was as follows, which consisted of a net profit of $0.62 million in our commodities trading business, and an amortization expenses of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes of $6.46 million.

	For the Six Months Ended June 30, 2020
	Used luxury car leasing business	Commodities trading business	Unallocated	Total
Segment (loss) profit	$(495,734)	$1,224,538	$(6,545,774)	$(5,816,970)

	For the Six Months Ended June 30, 2019
	Used luxury car leasing business	Commodities trading business	Unallocated	Total
Segment (loss) profit	$(2,870,151)	$-	$-	$(2,870,151)

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

Liquidity

For the six months ended June 30, 2020, the Company incurred a net loss of $5.82 million, and reported cash outflows of approximately $2.72 million from operating activities. As of June 30, 2020, the Company had cash balance of $1.49 million. These factors caused concern as to the Company’s liquidity as of June 30, 2020.

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

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2020 and 2019, respectively:

	For the Six Months Ended June 30,
	2020	2019
Net Cash Used in Operating Activities	$(2,720,860)	$(1,744,246)
Net Cash Used in Investing Activities	(78,859,739)	(5,101,686)
Net Cash Provided by Financing Activities	80,240,216	6,716,633
Effect of exchange rate changes on cash and cash equivalents	381,294	(47,631)
Net decrease in cash and cash equivalents	(959,089)	(176,930)
Cash at beginning of period	2,446,683	1,484,116
Cash at end of period	$1,487,594	$1,307,186

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, we had a cash outflow from operating activities of $2,720,860, an increase of $976,614 from a cash outflow of $1,744,246 for the six months ended June 30, 2019. We incurred a net loss for the six months ended June 30, 2020 of $5,816,970, an increase of $2,946,819 from the six months ended June 30, 2019, during which we recorded a net loss of $2,870,151. In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	An increase of $1,927,299 in changes of accounts receivable for the six months ended June 30, 2020 because we granted credit term to our customers in commodity trading business;

●	An increase of $2,843,373 in changes of prepayments for the six months ended June 30, 2020 because the suppliers of trading commodities required us to make repayments;

●	An increase of $295,000 in changes of due to related parties for the six months ended June 30, 2020 because we collected supply chain management service fees from customers;

●	Amortization of $6,460,000 in beneficial conversion feature relating to convertible notes.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $78,859,739, which was primarily made on loans of $78,873,956 to third parties.

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

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, the cash provided by financing activities was mainly attributable to borrowings from third parties of $740,216, and cash raised of $13,500,000 from a private placements by issuance of 15,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000, and exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020 (please refer to Item 9A. Controls and Procedures enclosed in Form 10-K filed on May 29, 2020).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Over the course of a contract term, a customer’s financial condition may decline and limit its ability to pay its obligations. This could cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows.

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