Form 10-Q/A
period 2020-09-30
TD Holdings, Inc.
filed 2021-06-04
CIK 1556266

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

We are therefore filing this this amended Form 10-Q (“Amended Form 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Original Form 10-Q”), to restate our interim financial statements and revise related disclosures (including, without limitation, those contained under Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Original Form 10-Q to reflect reversal of revenues from supply chain management, which impacted the Company’s net income (loss) and earnings (loss) per share, and related disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, the identification of related parties changes the footnote for related parties.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
	(restated)
ASSETS
Current Assets
Cash	$2,967,557	$1,777,276
Loans receivable from third parties	87,310,943	576,647
Prepayments	5,432,099	-
Due from related parties	1,469,875	2,840,728
Other current assets	183,810	39,960
Escrow account receivable	369,552	-
Assets of discontinued operations	-	2,645,269
Total current assets	97,733,836	7,879,880

Investments in equity investees	410,000	410,000
Right-of-use lease assets, net	237,524	-
Assets of discontinued operations, noncurrent	-	3,098,520
Total noncurrent assets	647,524	3,508,520

Total Assets	$98,381,360	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$1,896,139	$-
Third party loans payable	-	315,729
Due to related parties	2,076,573	166,332
Stock subscription advance	-	1,600,000
Income tax payable	1,633,121	14,735
Lease liabilities	215,658	-
Other current liabilities	656,940	200,602
Current liabilities of discontinued operations	-	3,138,016
Total Current Liabilities	6,478,431	5,435,414

Noncurrent liabilities of discontinued operations	-	152,124
Total Non-current Liabilities	-	152,124

Total Liabilities	6,478,431	5,587,538

Commitments and Contingencies (Note 12)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 71,130,512 and 11,585,111 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	71,130	11,585
Stock subscription receivable	(5,000,000)	-
Additional paid-in capital	131,393,177	38,523,170
Accumulated deficit	(37,654,136)	(32,391,040)
Accumulated other comprehensive income (loss)	3,092,758	(334,281)
Total Shareholders’ Equity	91,902,929	5,809,434

Non-controlling interests	-	(8,572)
Total Equity	91,902,929	5,800,862

Total Liabilities and Equity	$98,381,360	$11,388,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(restated)		(restated)
Revenues
Sales of commodity products	$2,722,836	$-	$2,722,836	$-
Sales of commodity products – related parties	958,108		3,575,409
Supply chain management services	1,148,839	-	1,609,469	-
Supply chain management services – related parties	2,041,570		2,112,166
Total Revenue	6,871,353	-	10,019,880	-

Cost of revenue
Commodity product sales	(88,543)	-	(1,458,212)	-
Commodity product sales – related parties	(3,609,639)	-	(4,865,857)	-
Supply chain management services	(16,463)	-	(24,417)	-
Total cost of revenue	(3,714,645)	-	(6,348,486)	-

Gross profit	3,156,708	-	3,671,394	-

Operating expenses
Selling, general, and administrative expenses	(292,080)	(259,945)	(1,032,660)	(2,123,191)
Total operating cost and expenses	(292,080)	(259,945)	(1,032,660)	(2,123,191)

Other income (expenses), net
Interest income	1,836,016	-	3,736,079	636
Interest expenses	(15,164)	-	(69,644)	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	-	(3,400,000)	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	-	(3,060,000)	-
Total other income (expenses), net	1,820,852	-	(2,793,565)	636

Income (Loss) from Continuing Operations Before Income Taxes	4,685,480	(259,945)	(154,831)	(2,122,555)

Income tax expenses	(1,149,563)	-	(1,573,531)	-

Net Income (Loss) from Continuing Operations	3,535,917	(259,945)	(1,728,362)	(2,122,555)

Net Loss from Discontinued Operations	(2,989,116)	(132,898)	(3,541,807)	(1,140,439)

Net Income (Loss)	546,801	(392,843)	(5,270,169)	(3,262,994)
Less: Net (income) loss attributable to non-controlling interests	-	(5)	7,073	486
Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$546,801	$(392,848)	$(5,263,096)	$(3,262,508)

Comprehensive Income (Loss)
Net Income (Loss)	$546,801	$(392,843)	$(5,270,169)	$(3,262,994)
Foreign currency translation adjustment	3,515,011	(57,232)	3,427,039	(74,256)
Comprehensive income (loss)	4,061,812	(450,075)	(1,843,130)	(3,337,250)
Less: Total comprehensive (income) loss attributable to non-controlling interests	-	(5)	7,073	486
Comprehensive income (loss) attributable to TD Holdings, Inc.	$4,061,812	$(450,080)	$(1,836,057)	$(3,336,764)

Income (Loss) per share – basic and diluted	$0.01	$(0.05)	$(0.12)	$(0.46)
Income (Loss) per share from continuing operations – basic and diluted	$0.06	$(0.03)	$(0.03)	$(0.30)
Income (Loss) per share from discontinued operations – basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.16)

Weighted Average Shares Outstanding-Basic and Diluted	58,625,143	8,646,297	43,695,789	7,122,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	loss	interests	Equity

Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$(25,457,090)	$-	$(511,057)	$-	$2,802,223
Issuance of common stock to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Net loss	-	-	-	(3,262,508)	-	-	(486)	(3,262,994)
Foreign currency translation adjustments	-	-	-	-	-	(74,256)	-	(74,256)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$-	$(585,313)	$(486)	$5,002,621

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	19,000,000	19,000	20,081,000	-	(18,500,000)	-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000					3,060,000
Issuance of common stocks in connection with exercise of warrants	20,545,401	20,545	36,349,007	-	-	-	-	36,369,552
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income	-	-	-	(5,263,096)	-	-	(7,073)	(5,270,169)
Foreign currency translation adjustments	-	-	-	-	-	3,462,712	-	3,462,712
Balance as at September 30, 2020 (restated)	71,130,512	$71,130	$131,393,177	$(37,654,136)	$(5,000,000)	$3,092,758	$-	$91,902,929

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive income	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	(loss)	interests	Equity

Balance as at June 30, 2019	8,646,297	$8,646	$34,299,372	$(28,326,750)	$-	$(528,081)	$(491)	$5,452,696
Net loss	-	-	-	(392,848)	-	-	5	(392,843)
Foreign currency translation adjustments	-	-	-	-	-	(57,232)	-	(57,232)
Balance as at September 30, 2019	8,646,297	$8,646	$34,299,372	$(28,719,598)	$-	$(585,313)	$(486)	$5,002,621

Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$(422,253)	$(15,645)	$87,455,920
Issuance of common stocks in connection with private placements	2,000,000	2,000	4,998,000	-	(5,000,000)	-	-	-
Issuance of common stocks in connection with exercise of warrants	545,401	545	369,007	-	-	-	-	369,552
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income	-	-	-	546,801	-	-	-	546,801
Foreign currency translation adjustments	-	-	-	-	-	3,550,684	-	3,550,684
Balance as at September 30, 2020 (restated)	71,130,512	$71,130	$131,393,177	$(37,654,136)	$(5,000,000)	$3,092,758	$-	$91,902,929

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2020	2019
	(restated)
Cash Flows from Operating Activities:
Net loss	$(5,270,169)	$(3,262,994)
Less: net loss from discontinued operations	3,541,807	1,140,439
Net loss from continuing operations	(1,728,362)	(2,122,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right of use assets	222,840	-
Stock-based compensation to service providers	-	884,208
Amortization of beneficial conversion feature relating to issuance of convertible notes	3,400,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	3,060,000	-
Changes in operating assets and liabilities:
Prepayments	(5,282,703)	-
Escrow account receivable	(369,552)	-
Other current assets	(139,114)	(13,000)
Advances from customers	1,843,990	-
Due to related parties	296,611	-
Income tax payable	1,573,531	-
Other current liabilities	439,422	51,103
Lease liabilities	(244,104)	-
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	3,072,559	(1,200,244)
Net Cash Used in Operating Activities from Discontinued Operations	(700,039)	(802,446)
Net Cash Provided by (Used in) Operating Activities	2,372,520	(2,002,690)

Cash Flows from Investing Activities:
Investments in equity investees	-	(200,000)
Investments in financial products	-	(1,000,000)
Collection of loans from related parties	3,404,953	-
Loans made to related parties	(4,826,640)	-
Collection of loans from third parties	74,999,934	-
Loans made to third parties	(157,087,880)	(499,000)
Net Cash Used in Investing Activities from Continuing Operations	(83,509,633)	(1,699,000)
Net Cash Used in Investing Activities from Discontinued Operations	368,612	(3,758,537)
Net Cash Used in Investing Activities	(83,141,021)	(5,457,537)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	1,558,595	-
Proceeds from a private placement	13,500,000	5,241,440
Proceeds from issuance of convertible notes	30,000,000	-
Proceeds from exercise of warrants	36,369,552	-
Net Cash Provided by Financing Activities from Continuing Operations	81,428,147	5,241,440
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	(381,554)	2,157,822
Net Cash Provided by Financing Activities	81,046,593	7,399,262

Effect of exchange rate changes on cash and cash equivalents	912,189	(14,197)

Net increase (decrease) in cash and cash equivalents	1,190,281	(75,162)
Cash at beginning of period	1,777,276	416,459
Cash at end of period	$2,967,557	$341,297

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$455,635	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$-
Issuance of common stocks in connection with conversion of convertible notes	$30,000,000	$-
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds uncollected	$5,000,000	$-
Issuance of common stocks in connection with cashless exercise of 1,502,022 warrants	$868,530	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The accompanying consolidated financial statements reflect the activities of Huamucheng and each of the following holding entities:

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	● A BVI company ● Incorporated on March 22, 2018 ● A holding company	100% owned by the Company
Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	● A Hong Kong company ● Incorporated on April 2, 2020 ● A holding company	100% owned by HC High BVI
Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	● A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) ● Incorporated on April 2, 2020 ● Registered capital of $10 million ● A holding company	WFOE, 100% owned by Tongdow Block Chain
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

HC High HK is the sole shareholder of Hao Limo, and controls Beijing Tianxing via a series of contractual arrangements. The list of disposed entities are as follows:

Name	Relationship
HC High Summit Limited (“HC High HK”)	100% owned by HC High BVI before August 28, 2020
Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”)	WOFE, 100% owned by HC High HK
Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”)*	VIE of Hao Limo

*	Upon disposition, Beijing Tianxing’ six wholly owned subsidiaries and one 60% owned subsidiary were also disposed.

●	Beijing Tianrenshijia Apparel Co., Ltd.
●	Beijing Blue Light Marching Technology Co., Ltd.
●	Beijing Eighty Weili Technology Co., Ltd.
●	Beijing Bat Riding Technology Co., Ltd
●	Beijing Blue Light Riding Technology Co., Ltd., and
●	Car Master (Beijing) Information Consulting Co., Ltd.
●	Beijing Blue Light Supercar Technology Co., Ltd. (over which the Company previously held 60% equity interest)

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

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

The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, have been restated (see Note 15). The unaudited condensed consolidated financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 29, 2020.

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

As of September 30, 2020, the Company had a positive working capital of approximately $91.3 million, among which the Company had a loan due from Shenzhen Xinsuniao Technology Co., Ltd. (“Shenzhen Xinsuniao”) of approximately $85.6 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From October 1, 2020 to the date of the report, the Company fully collected outstanding balance.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Discontinued Operations
Income from operating leases	$-	$564,614	$13,946	$1,505,508
Cost of operating lease	-	(372,632)	(323,608)	(1,063,305)
Total operating cost and expenses	-	(351,969)	(175,959)	(1,569,833)
Total other income (expenses), net	-	27,089	(67,070)	(12,809)
Income tax expenses	-	-	-	-
Net loss from disposal of discontinued operations	(2,989,116)	-	(2,989,116)	-
Net Loss from Discontinued Operations	$(2,989,116)	$(132,898)	$(3,541,807)	$(1,140,439)

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2020	December 31, 2019

Loans receivable from Shenzhen Xinsuniao	$85,641,601	$-
Loans receivable from Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	1,669,342	-
Loans receivable from others	-	576,647
Loan receivable from other third parties	$87,310,943	$576,647

Loans receivable from Shenzhen Xinsuniao

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao. Shenzhen Xinsuniao was reputable for their extensive experiences in supply chain services for commodities trading.

Pursuant to the loan agreement, the proceeds should solely be used for the operations of the commodity trading business including sales and purchase of commodity products, and supply chain management services. Each loan was repayable in twelve months from disbursement, with a per annum interest rate of 10%. However in practice, the loans are generally revolving every three months, which matches the transaction turnover of Shenzhen Xinsuniao and Qianhai Baiyu. From October 1, 2020 to the date of this report, the Company fully collected the outstanding balance.

The revolving credit facility lasts for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai Baiyu, which enterprise value was estimated at approximately $106 million. For the nine months ended September 30, 2020, the Company made loans aggregating $155.9 million to Shenzhen Xinsuniao and recognized interest income of $3.6 million. As of September 30, 2020, the Company collected interest income from Shenzhen Xinsuniao. For the nine months ended September 30, 2020, the Company also collected loans principal and interest of $72.6 million and $1.8 million, respectively, from Shenzhen Xinsuniao.

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

Loans receivable from Qianhai Baiyu

The Company had a balance of $1,669,342 due from Qianhai Baiyu, which was recorded as a balance due from a related party because Qianhai Biayu was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng before March 31, 2020. On March 31, 2020, Mr. Zhiping Cheng transferred its equity interest in Qianhai Baiyu to unrelated third parties, and Qianhai Baiyu became a third party to the Company. As of September 30, 2020, the Company classified the balance due from Qianhai Baiyu to the account of “loans receivable due from third parties.” The Company charged an interest rate of 10% per annum. Principal and interest are repaid on maturity of the loan. For the nine months ended September 30, 2020, the Company made loans of $1,665,495 to and collected $2,846,325 from Qianhai Baiyu. For the three and nine months ended September 30, 2020, the Company recognized interest income of $18,275 and $96,833, respectively, from Qianhai Baiyu.

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

Loans receivable from other third parties

As of December 31, 2019, the Company had balance of $576,647 due from three third party individuals who were engaged in used luxurious car leasing business. Pursuant to the loan agreements, these loans matured before December 2020, and the Company charged the third parties interest rates ranging between 11% and 13% per annum. Principal and interest are repaid on maturity of the loan. Upon disposition of the used luxurious car leasing business, the management assessed the collectability of these third-party loans receivable was remoted and wrote off the balance of $576,647 into “net loss from discontinued operations”.

Interest income of $1,828,080 and $nil was recognized for the three months ended September 30, 2020 and 2019, respectively. Interest income of $3,728,093 and $nil was accrued for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the Company recorded an interest receivable of $126,048 and $nil as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

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

7.	OTHER CURRENT LIABILITIES

	September 30, 2020	December 31, 2019

Other payable	$-	$128,301
Accrued interest expenses	-	163
Accrued payroll and benefit	30,867	29,466
Other tax payable	610,574	35,169
Others	15,499	7,503
	$656,940	$200,602

8.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS/STOCK SUBSCRIPTION RECEIVABLE

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

For the three months ended September 30, 2020 and 2019, the Company had current income tax expenses of $1,149,563 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively. For the nine months ended September 30, 2020 and 2019, the Company had current income tax expenses of $1,573,531 generated by Huamucheng and $nil, respectively, and deferred income tax expenses of $nil and $nil, respectively.

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

11.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Guotao Deng	Legal representative of Huamucheng before December 31, 2019

2)	Balances with related parties

As of September 30, 2020 and December 31, 2019, the balances with related parties were as follows:

-	Due from related parties

	September 30, 2020	December 31, 2019

Qianhai Baiyu (i)	$-	$2,840,728
TD International Trade (ii)	1,469,875	-
Total due from related parties	$1,469,875	$2,840,728

(i)	The balance due from Qianhai Baiyu represented a loan principal and interest due from the related party. The Company charged the related party interest rates 10% per annum. Principal and interest are repaid on maturity of the loan. On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. As of September 30, 2020, the Company classified the balance due from Qianhai Baiyu to “Loans receivable from third parties” (Note 5).

(ii)	The balance due from TD International Trade represented prepayments for commodity metal products.

11.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

-	Due to related parties, current

	September 30, 2020	December 31, 2019

Guangzhou Chengji (1)	$1,771,574	$164,897
Shenzhen Meifu (2)	304,999	-
Guotao Deng (3)	-	1,435
Total	$2,076,573	$166,332

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. For the nine months ended September 30, 2020, the Company borrowed a loan of $1,441,461 from Guangzhou Chengji. The Loan has an annual interest rate of 8% and a maturity date of December 4, 2020. For the three and nine months ended September 30, 2020, the Company accrued interest expenses of $29,949 and $67,106, respectively.

(2)	As of September 30, 2020, the balance due to Shenzhen Meifu represented advances from the related party for supply chain management services.
(3)

The balances due to Guotao Deng represent the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

Mr. Guotao Deng was a legal representative before December 31, 2019, thus he was not a related party of the Company from January 1, 2020.

3)	Transactions with related parties

-	Revenues generated from related parties

For the three and nine months ended September 30, 2020, the Company generated revenues from below related party customers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from sales of commodity products
Yunfeihu	$-	$-	$1,921,586	$-
TD International Trade	-	-	695,715	-
Yangzhou TD	958,108	-	958,108	-
	958,108	-	3,575,409	-

Revenue from supply chain management services
Yunfeihu	1,353,735	-	1,424,331	-
TD International Trade	418,047		418,047
Guangdong TD	269,788		269,788
	2,041,570		2,112,166

Total revenues generated from related parties	$2,999,678	$-	$5,687,575	$-

-	Purchases from a related party

For the three and nine months ended September 30, 2020, the Company purchased commodity products from below related party vendors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Purchase of commodity products
Yunfeihu	$943,553	$-	$943,553	$-
TD International Trade	-	-	1,256,218	-
Yangzhou TD	2,666,086	-	2,666,086	-
	$3,609,639	$-	$4,685,857	$-

12.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

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

The Company evaluated all events and transactions that occurred after September 30, 2020 up through the date the Company previously issued these unaudited condensed consolidated financial statements on November 12, 2020.

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the three and nine months ended September 30, 2020 that had been filed on November 13, 2020. The errors related to the correction of revenue recognition from supply chain management services, recognition of interest income from loans due from a third party, and identification of related parties.

1)	Revenue recognition from supply chain management services

The revenue generated from supply chain management services were misstated due to following two reasons:

a.	Error in recognition of revenues generated from loan recommendation services

Pursuant to the accounting policy on revenue recognition for loan recommendation services, such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. For the three and nine months ended September 30, 2020, the Company recognized revenues before related funds are drawdown by the customer. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. For the three and nine months ended September 30, 2020, revenue from supply chain management services decreased by $332,241 and $670,897, income tax expenses decreased by $83,060 and $167,724 and net loss increased by $249,181 and $503,173. As of September 30, 2020, advance from customers and due to related parties increased by $426,264 and $304,999, respectively, income tax payable decreased by $172,468 and other tax liabilities – other tax payable decreased by $41,392.

b.	Error in recognition of interest income on loans due from a third party

For the three and nine months ended September 30, 2020, the Company provided loans to Shenzhen Xinsuniao. The Company mistakenly recognized certain interest income as revenues from supply chain management services. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements. For the three and nine months ended September 30, 2020, revenue from supply chain management services decreased by $9,232 and $1,700,540, income tax expenses decreased by $2,309 and $425,135 and net loss increased by $6,926 and $1,275,405. As of September 30, 2020, other current assets decreased by $2,220,003, and income tax payable decreased by $437,158.

2)	Identification of related parties

For the three months and nine ended September 30, 2020, the Company did not identify companies controlled or exercised significant influences by an immediate family of the Chief Executive Officer as related parties. The Company restated the consolidated financial statements by classification of the balances due from/to these related parties from other current assets and other current liabilities. In addition, the Company presented revenues from related parties under a standalone caption in the consolidated statements of operations and comprehensive loss.

3)	Adjustment of interest income earned from a third party

For the three and nine months ended September 30, 2020, the Company provided loans to Shenzhen Xinsuniao. Because part of the interest income was mistakenly recognized in the account of “revenue from supply chain management services” (see 1.b), the Company accrued additional interest income for the loans. As a result, the Company made accounting adjustments of 1) reclassification of interest income from supply chain management services and 2) reversal of accrued interest income in the restated consolidated financial statements.

As a result of the above adjustments, for the three and nine months ended September 30, 2020, interest income decreased by $519,984 and $229,204, income tax expenses decreased by $126,211 and $57,301, and net loss decreased by $378,634 and $171,903. As of September 30, 2020, other current assets increased by $235,686 and income tax payable decreased by $58,921.

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the adjustment to the Company’s results of operations compared to the previously reported consolidated financial statements.

The effects of the restatement on the Company’s consolidated balance sheet as of September 30, 2020 are as follows:

	As of September 30, 2020
	As Previously Reported	Adjustments	As Restated
Current Assets
Prepayments	$6,901,974	$(1,469,875)	$5,432,099
Due from related parties	$-	$1,469,875	$1,469,875
Other current assets	$2,168,127	$(1,984,317)	$183,810
Total Current Assets	$99,718,153	$(1,984,317)	$97,733,836
Total Assets	$100,365,677	$(1,984,317)	$98,381,360
Current Liabilities
Advances from customers	$1,469,875	$426,264	$1,896,139
Due to related parties	$1,772,083	$304,490	$2,076,573
Income tax payable	$2,301,668	$(668,547)	$1,633,121
Other current liabilities	$697,823	$(40,883)	$656,940
Total Current Liabilities	$6,457,107	$21,324	$6,478,431
Total Liabilities	$6,457,107	$21,324	$6,478,431
Equity
Accumulated deficit	$(35,703,655)	$(1,950,481)	$(37,654,136)
Accumulated other comprehensive loss	$3,147,918	$(55,160)	$3,092,758
Total Shareholders’ Equity	$93,908,570	$(2,005,641)	$91,902,929
Total Equity	$93,908,570	$(2,005,641)	$91,902,929

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 are as follows:

	For the three months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Revenues
- Sales of commodity products	$3,680,944	$(958,108)	$2,722,836
- Sales of commodity products – related parties	$-	$958,108	$958,108
- Supply chain management services	$3,531,885	$(2,383,046)	$1,148,839
- Supply chain management services – related parties	$-	$2,041,570	$2,041,570
Total Revenue	$7,212,829	$(341,476)	$6,871,353
Cost of revenue
- Commodity product sales	$(3,697,490)	$3,608,947	$(88,543)
- Commodity product sales – related parties	$-	$(3,609,639)	$(3,609,639)
- Supply chain management services – related parties	$(17,155)	$692	$(16,463)
Gross profit	$3,498,184	$(341,476)	$3,156,708
Other income (expenses), net
Interest income	$2,356,000	$(519,984)	$1,836,016
Total other income, net	$2,340,836	$(519,984)	$1,820,852
Income Before Income Taxes	$5,546,940	$(861,460)	$4,685,480
Income tax expenses	$(1,376,282)	$226,719	$(1,149,563)
Net Income from Continuing Operations	$4,170,658	$(634,741)	$3,535,917
Net Income	$1,181,542	$(634,741)	$546,801
Net income attributable to TD Holdings, Inc.’s Stockholders	$1,181,542	$(634,741)	$546,801
Comprehensive Income
Net Income	$1,181,542	$(634,741)	$546,801
Foreign currency translation adjustment	$3,576,833	$(61,822)	$3,515,011
Comprehensive income	$4,758,375	$(696,563)	$4,061,812
Comprehensive income attributable to TD Holdings, Inc.	$4,758,375	$(696,563)	$4,061,812

Income per share – basic and diluted	$0.02	$(0.01)	$0.01
Income per share from continuing operations – basic and diluted	$0.07	$(0.01)	0.06

Weighted Average Shares Outstanding-Basic and Diluted	58,625,143		58,625,143

15.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Revenues
- Sales of commodity products	$6,298,245	$(3,575,409)	$2,722,836
- Sales of commodity products – related parties	$-	$3,575,409	$3,575,409
- Supply chain management services	$6,093,072	$(4,483,603)	$1,609,469
- Supply chain management services – related parties	$-	$2,112,166	$2,112,166
Total Revenue	$12,391,317	$(2,371,437)	$10,019,880
Cost of revenue
- Commodity product sales	$(6,322,765)	$4,864,553	$(1,458,212)
- Commodity product sales – related parties	$-	$(4,865,857)	$(4,865,857)
- Supply chain management services – related parties	$(25,721)	$1,304	$(24,417)
Gross profit	$6,042,831	$(2,371,437)	$3,671,394
Other income (expenses), net
Interest income	$3,965,283	$(229,204)	$3,736,079
Total other expenses, net	$(2,564,361)	$(229,204)	$(2,793,565)
Income (Loss) Before Income Taxes	$2,445,810	$(2,600,641)	$(154,831)
Income tax expenses	$(2,223,691)	$650,160	$(1,573,531)
Net Income (Loss) from Continuing Operations	$222,119	$(1,950,481)	$(1,728,362)
Net Loss	$(3,319,688)	$(1,950,481)	$(5,270,169)
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(3,312,615)	$(1,950,481)	$(5,263,096)
Comprehensive Income
Net Loss	$(3,319,688)	$(1,950,481)	$(5,270,169)
Foreign currency translation adjustment	$3,482,199	$(55,160)	$3,427,039
Comprehensive loss	$162,511	$(2,005,641)	$(1,843,130)
Comprehensive loss attributable to TD Holdings, Inc.	$169,584	$(2,005,641)	$(1,836,057)

Income per share – basic and diluted	$(0.08)	$(0.04)	$(0.12)
Income per share from continuing operations – basic and diluted	$0.01	$(0.04)	$(0.03)

Weighted Average Shares Outstanding-Basic and Diluted	43,695,789		43,695,789

The effects of the restatement on the Company’s consolidated statements of cash flows for the nine months ended September 30, 2020 are as follows:

	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net loss	$(3,319,688)	$(1,950,481)	$(5,270,169)
Net Income (Loss) from Continuing Operations	$222,119	$(1,950,481)	$(1,728,362)
Changes in operating assets and liabilities:
Prepayments	$(6,712,152)	$1,429,449	$(5,282,703)
Other current assets	$(2,068,858)	$1,929,744	$(139,114)
Advances from customers	$1,429,450	$414,540	$1,843,990
Due to related parties	$-	$296,611	$296,611
Income tax payable	$2,223,691	$(650,160)	$1,573,531
Other current liabilities	$479,182	$(39,760)	$439,422
Net Cash Provided by Operating Activities from Continuing Operations	$1,642,616	$1,429,943	$3,072,559
Net Cash Provided by Operating Activities	$942,577	$1,429,943	$2,372,520
Cash Flows from Investing Activities:
Collection of loans from related parties	$-	$3,404,953	$3,404,953
Loans made to related parties	$-	$(4,826,640)	$(4,826,640)
Collection of loans from third parties	$78,833,017	$(3,833,083)	$74,999,934
Loans made to third parties	$(160,913,200)	$3,825,320	$(157,087,880)
Net Cash Used in Investing Activities from Continuing Operations	$(82,080,183)	$(1,429,450)	$(83,509,633)
Net Cash Used in Investing Activities	$(81,711,571)	$(1,429,450)	$(83,141,021)
Cash Flows from Financing Activities:
Proceeds from third party borrowings	$1,559,088	$(493)	$1,558,595
Net Cash Provided by Financing Activities from Continuing Operations	$81,428,640	$(493)	$81,428,147
Net Cash Provided by Financing Activities	$81,047,086	$(493)	$81,046,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the nine months ended September 30, 2020, the Company recorded revenue of $6,298,245 from commodities trading business and $3,721,635 from commodity distribution services, respectively, from Huamucheng’s operations. For the three months ended September 30, 2020, the Company recorded revenue of $3,680,944 from commodities trading business and $3,190,409 from commodity trading services, respectively, from Huamucheng’s operations.

For the nine and three months ended September 30, 2020, the Company generated net loss of $5,270,169 and net income of $731,010.

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

Qianhai Baiyu was established on August 17, 2016 and is engaged in the supply chain service business, covering a full range of commodities, including non-ferrous metals, ferrous metals, coal, metallurgical raw materials, soybean oils, oils, rubber, wood and various other types of commodities. It also has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as an one-stop commodity supply chain service and digital intelligence supply chain platform integrating enterprises, warehouses, logistics, information, and futures trading.

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

Results of Operations

The Company has noted the following errors in relation to its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 that had been filed on November 13, 2020. The errors related to the correction of revenue recognition from supply chain management services, recognition of interest income from loans due from a third party, and identification of related parties. Please refer to Note 15 of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019

	For the Three Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues
Sales of commodity products	$2,722,836	$-	$2,722,836	100%
Sales of commodity products – related parties	958,108		958,108	100%
Supply chain management services	1,148,839	-	1,148,839	100%
Supply chain management services – related parties	2,041,570		2,041,570	100%
Total Revenue	6,871,353	-	6,871,353	100%

Cost of revenue
Commodity product sales	(88,543)	-	(88,543)	100%
Commodity product sales – related parties	(3,609,639)	-	(3,609,639)	100%
Supply chain management services	(16,463)	-	(16,463)	100%
Total cost of revenue	(3,714,645)	-	(3,714,645)	100%

Gross profit	3,156,708	-	3,156,708	100%

Operating expenses
Selling, general, and administrative expenses	(292,080)	(259,945)	(32,135)	12%
Total operating cost and expenses	(292,080)	(259,945)	(32,135)	12%

Other income (expenses), net
Interest income	1,836,016	-	1,836,016	100%
Interest expenses	(15,164)	-	(15,164)	100%
Total other income, net	1,820,852	-	1,820,852)	100%

Income (Loss) from Continuing Operations Before Income Taxes	4,685,480	(259,945)	4,945,425	(1902)%

Income tax expenses	(1,149,563)	-	(1,149,563)	100%

Net Income (Loss) from Continuing Operations	3,535,917	(259,945)	3,795,862	(1,460)%

Net Loss from Discontinued Operations	(2,989,116)	(132,898)	(2,856,218)	2,149%

Net Income (Loss)	$546,801	$(392,843)	$939,644	(239)%

Revenue

For the three months ended September 30, 2020, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $6,871,353 from $nil for the three months ended September 30, 2019 to $6,871,353 for the three months ended September 30, 2020, because we just commenced our commodity product trading business in December 2019. Among the revenues for the three months ended September 30, 2020, revenue from commodity trading and supply chain management accounted for 53.6% and 46.4%, respectively.

(1)	Revenue from sales of commodity products

For the three months ended September 30, 2020, the Company sold non-ferrous metals to one related party customer and three third party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $2,722,836 and $958,108, respectively, from sales of commodity products to three third party customers and one related party customer. There was no such revenue for the three months ended September 30, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of commodity distribution services.

Commodity distribution service fees

The Company utilizes its strong sales, marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the three months ended September 30, 2020, the Company earned commodity distribution commission fees of $1,148,839 and $2,041,570 from facilitating such sales transactions with three third party customers and three related party customers, respectively.

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

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products and business taxes and surcharges. For the three months ended September 30, 2020, the Company purchased non-ferrous metal products of $3,609,639 from two related party suppliers. The Company recorded cost of revenue of $3,698,182. There was no such cost for the three months ended September 30, 2019 because this was a new business launched in December 2019.

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

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2020, interest income was $1,836,016, as compared with $nil for the same period ended September 30, 2019. The increase was primarily due to net loans of $83.3 million made to Shezhen Xinsuniao, from which the Company earned interest income of $1.9 million.

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

Net income (loss)

As a result of the foregoing, net income for the three months ended September 30, 2020 was $546,801, representing a change of $939,644 from net loss of $392,843 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues
Sales of commodity products	$2,722,836	$-	$2,722,836	100%
Sales of commodity products – related parties	3,575,409		3,575,409	100%
Supply chain management services	1,609,469	-	1,609,469	100%
Supply chain management services – related parties	2,112,166		2,112,166	100%
Total Revenue	10,019,880	-	10,019,880	100%

Cost of revenue
Commodity product sales	(1,458,212)	-	(1,458,212)	100%
Commodity product sales – related parties	(4,865,857)	-	(4,865,857)	100%
Supply chain management services	(24,417)	-	(24,417)	100%
Total cost of revenue	(6,348,486)	-	(6,348,486)	100%

Gross profit	3,671,394	-	3,671,394	100%

Operating expenses
Selling, general, and administrative expenses	(1,032,660)	(2,123,191)	1,090,531	(51)%
Total operating cost and expenses	(1,032,660)	(2,123,191)	1,090,531	(51)%

Other income (expenses), net
Interest income	3,736,079	636	3,728,093	>100%
Interest expenses	(69,644)	-	(69,644)	100%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-	(3,400,000)	100%
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-	(3,060,000)	100%
Total other expenses, net	(2,793,565)	636	(2,801,551)	100%

Loss from Continuing Operations Before Income Taxes	(154,831)	(2,122,555)	1,967,724	(93)%

Income tax expenses	(1,573,531)	-	(1,573,531)	100%

Net Loss from Continuing Operations	(1,728,362)	(2,122,555)	394,193	(19)%

Net Loss from Discontinued Operations	(3,541,807)	(1,140,439)	(2,401,368)	211%

Net Loss	$(5,270,169)	$(3,262,994)	$(2,007,175)	62%

Revenue

For the nine months ended September 30, 2020, we generate revenue from the following three sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $10,019,880 from $nil for the nine months ended September 30, 2019 to $10,019,880 for the nine months ended September 30, 2020, because we just commenced our commodity product trading business in December 2019. Among the revenues for the nine months ended September 30, 2020, revenue from commodity trading and supply chain management accounted for 62.9% and 37.1%, respectively.

(1)	Revenue from sales of commodity products

For the nine months ended September 30, 2020, the Company sold non-ferrous metals to three related party customers and three third party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $2,722,836 and $3,575,409, respectively, from sales of commodity products to three third party customers and three related party customer. There was no such revenue for the nine months ended September 30, 2019.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of commodity distribution services.

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the nine months ended September 30, 2020, the Company earned commodity distribution commission fees of $1,609,469 and $2,112,166 from facilitating such sales transactions with six third party customers and three related party customers.

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

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products and business taxes and surcharges. For the nine months ended September 30, 2020, the Company purchased non-ferrous metal products of $4,865,857 and $1,458,212 from three related party vendors and one third party vendor, and sold non-ferrous metal products to customers. The Company recorded cost of revenue of $6,324,069. There was no such cost for the nine months ended September 30, 2019 because this was a new business launched in December 2019.

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

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2020, interest income was $3,736,079, representing an increase of $3,728,093 from $636 for the nine months ended September 30, 2019. The increase was primarily due to net loans of $83.3 million made to a customer. The Company earned interest income of $3.59 million from this customer.

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

Net loss

As a result of the foregoing, net loss for the nine months ended September 30, 2020 was $5,270,169, representing an increase of $2,007,175 from net loss of $3,262,994 for the nine months ended September 30, 2019.

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

As of September 30, 2020, the Company had a positive working capital of approximately $93.3 million, among which the Company had a loan due from Shenzhen Xinsuniao of approximately $85.6 million for the purpose of developing supply chain financing business. Pursuant to the loan agreement, the loan term for each individual loan was twelve months from disbursement, but in practice the loans are revolving every 3 – 4 months. From October 1, 2020 to the date of the report, the Company fully collected outstanding balance from Xinsuniao.

Going forward, the Company plans to fund its operations through revenue generated from its commodity trading business, funds from its private placements as well as financial support commitments from the Company’s Chief Executive Officer and major shareholders.

Based on above operating plan, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2020 and 2019, respectively:

	For the Nine Months Ended September 30,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$2,372,520	$(2,002,690)
Net Cash Used in Investing Activities	(83,141,021)	(5,457,537)
Net Cash Provided by Financing Activities	81,046,593	7,399,262
Effect of exchange rate changes on cash and cash equivalents	912,189	(14,197)
Net increase (decrease) in cash and cash equivalents	1,190,281	(75,162)
Cash at beginning of period	1,777,276	416,459
Cash at end of period	$2,967,557	$341,297

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2020, we had a cash inflow from operating activities of $2,372,520, a change of $4,375,210 from a cash outflow of $2,002,690 for the nine months ended September 30, 2019. We incurred a net loss for the nine months ended September 30, 2020 of $5,270,169, an increase of $2,007,175 from the nine months ended September 30, 2019, during which we recorded a net loss of $3,262,994. For the nine months ended September 30, 2020 and 2019, we had a cash outflow of $700,039 and $802,446 from operating activities from discontinued operations, and we incurred net loss of $3,541,807 and $1,140,439 from discontinued operations, respectively.

In addition to the change in profitability, the change in net cash provided by/(used in) operating activities from continuing operations was the result of several factors, including:

●	An increase of $5,282,703 in changes of prepayments for the nine months ended September 30, 2020 because the suppliers of trading commodities required us to make repayments; and

●	An increase of $1,843,990 in changes of advance from customers for the nine months ended September 30, 2020 because we required of one of our customers to make advance payments before we delivering commodity products.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $83,141,021, which was primarily loans of $157,087,880 and $4,826,640 made to third parties and related parties, against collections of loans of $74,999,934 and $3,404,953 from third parties and related parties, respectively, and cash of $368,612 used in investing activities from discontinued operations.

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

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, the cash provided by financing activities was mainly attributable to borrowings from third parties of $1,558,595, cash raised of $13,500,000 from a private placements by issuance of 15,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000, exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80, and cash used in investing activities from discontinued operations of $381,554.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020 (please refer to Item 9A. Controls and Procedures enclosed in Form 10-K filed on May 29, 2020).

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

Our Supply Chain Services Business has been relatively stable since May 2020 when the COVID-19 pandemic has been brought under control in China. As of the date of this Report, we are continuing to execute our pandemic response plan and planning to best position our company to emerge as strong as possible when the COVID-19 pandemic officially ends. However, our supply chain services business is still susceptible to volatility due to ongoing international and domestic pandemic response and recovery efforts. Despite our diligent efforts to monitor and respond as appropriate to the impacts of the pandemic on our supply chain services business, there remains a fair degree of uncertainty regarding the potential impact of the pandemic on our business, from both a financial and operational perspective, and the scope and costs associated with additional measures that may be necessary in response to the pandemic going forward.

If customers of our supply chain services are able to reduce their logistics and supply chain costs or increase utilization of their internal solutions, our supply chain services business and operating results may be materially and adversely affected.

Our acquisition of Qianhai Baiyu in October 2020, has laid a solid foundation for us to expand our operations in the commodity supply chain service field. Qianhai Baiyu has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating enterprises, warehouses, logistics, information, and futures trading.

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