Form 10-K
period 2020-12-31
TD Holdings, Inc.
filed 2021-06-04
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $112.7 million based on the closing price of $1.88 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of June 4, 2021, there were 97,043,566 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TD Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

All references to “we,” “us,” “our,” “GLG,” “Company,” “Registrant” or similar terms used in this report refer to TD Holdings, Inc., a Delaware corporation (“GLG”), including its consolidated subsidiaries, unless the context otherwise indicates. We conduct our business through our operating entities, Shanghai Jianchi Supply Chain Co., Ltd., Shenzhen Huamu City Trade Co. LTD., Tongdow (Hainan) Data Technology Co. LTD., and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd.,Hainan Jianchi Import and Export Co., Ltd.,Hainan Baiyu Cross-border E-commerce Co., Ltd.,Yangzhou Baiyu Venture Capital Co., Ltd., and Yangzhou Baiyu Cross-border E-commerce Co., Ltd.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$,” “US$” or “U.S. Dollars” refers to the legal currency of the United States.

i

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments actually affecting us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient fund to expand our operations;

●	attract, retain and motivate talented employees;

●	a decrease in demand for automobiles renting and weakness in the automotive industry generally;

●	the impact of COVID-19 on our business operations;

●	a decrease in demand for commodities trading and weakness in the commodities trading industry generally;

●	navigate an evolving regulatory environment;

●	defend ourselves against litigation, regulatory, privacy or other claims;

●	development of a liquid trading market for our securities; and

●	our plan to maintain compliance with Nasdaq’s continued listing requirements.

●	the initiation of any civil litigation, regulatory proceedings, government enforcement actions or other adverse effects as a result of the restatements of Quarterly Reports on form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (herein referred to as “Restated Reports” or “Restatement”).

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

ii

PART I

Item 1. Description of Business.

Overview and Corporate History

TD Holdings, Inc. (formerly known as Bat Group, Inc.) has become a business engaging in commodity trading business (the “Commodities Trading Business”) and supply chain service business (the “Supply Chain Service Business”) in China since the disposition of its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals (the “Micro-lending Business”) in July 2018 and its used luxurious car leasing business in August 2020.

The Commodities Trading Business primarily involves purchasing non-ferrous metal product from upstream metal and mineral suppliers and then selling to downstream customers. The Supply Chain Service Business primarily has served as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

Our Current Business

Commodities Trading Business

The Commodity Trading Business primarily involves purchasing non-ferrous metal product, such as aluminium ingots, copper, silver, and gold, from upstream metal and mineral suppliers and then selling to downstream customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its Supply Chain Service Business in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

In order to diversify the Company’s business, the Company has operated the Commodities Trading Business through Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) since November 2019. On November 22, 2019, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), our indirectly wholly owned subsidiary, entered into a series of agreements with Huamucheng and the shareholders of Huamucheng pursuant to which we obtained control of Huamucheng (the “VIE Agreement”). On June 25, 2020, Hao Limo and Huamucheng entered into certain VIE termination agreement to terminate the Huamucheng VIE Agreement. As such, Hao Limo no longer has the control rights and rights to the assets, property and revenue of Huamucheng. At the same time, Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”), our wholly-owned subsidiary incorporated in China, acquired 100% equity interest of Huamucheng from the Huamucheng shareholders for nominal consideration.

Through Huamucheng’s business, we source bulk commodity products from non-ferrous metal and mines or its designated distributors and then sells to manufactures who need these metals in large quantity. We also work with upstream suppliers in the sourcing of commodities.

For the fiscal year ended December 31, 2020, the Company generated revenue of $24.5 million from its commodities trading business and $3.9 million from its supply chain management services.

Supply Chain Service Business

The Company’s Supply Chain Service Business is conducted through Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”), our wholly-owned subsidiary incorporated in China. On October 26, 2020, Huamucheng entered into certain share purchase agreements to acquire 100% shares of Qianhai Baiyu. Qianhai Baiyu is engaged in the supply chain service business and covers a full range of commodities, including non-ferrous metals, ferrous metals, coal, metallurgical raw materials, soybean oils, oils, rubber, wood and various other types of commodities. It also has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

The acquisition of Qianhai Baiyu has laid a solid foundation for the Company to further expand its operations in the commodity supply chain field. The Company plans to strengthen and upgrade its supply chain services platform by introducing a systematic quantitative risk control system, which will be based on the Qianhai Baiyu’s massive historical market data and complex data analysis models. The platform is expected to establish a quantitative risk management system utilizing ETL data integration (Extract, Transform, Load) as its core, and then optimize trading portfolios by incorporating a combination of various factors and strategies in order to effectively control risks and sustain business development.

November 2019 Private Placement

On November 21, 2019, the Company entered into certain securities purchase agreements with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, at a per share purchase price of $0.80, subject to various conditions to closing.

On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers pursuant to the agreements dated November 21, 2019, since all the closing conditions of the SPAs have been satisfied.

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

Change of the Company’s Name and Articles of Incorporation or Bylaws

On March 5, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change (the “Charter Amendment”) to TD Holdings, Inc. The Charter Amendment became effective on March 6, 2020.

The Company has submitted the requisite documents and other information to the NASDAQ Listing Center to process the Charter Amendment. Effective March 11, 2020, the Company’s CUSIP number changed as a result of the Charter Amendment to 87250W103. The Company expects the marketplace effective date of the name change to TD Holdings, Inc. to be on or around March 13, 2020.

Previously, the Company changed its name to China Bat Group, Inc. on January 11, 2019 and further changed its name to Bat Group, Inc. on June 3, 2019.

Termination of Contractual Arrangements between Hao Limo and Huamucheng

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

Previously, Hao Limo entered into a series of agreements (the “Huamucheng VIE Agreements”) with Huamucheng and the shareholders of Huamucheng on November 22, 2019. The Huamucheng VIE Agreements are designed to provide Hao Limo with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Huamucheng, including absolute control rights and the rights to the management, operations, assets, property and revenue of Huamucheng. The Agreements include the Exclusive Business Cooperation Agreement, Exclusive Option Agreement, Share Pledge Agreement, Timely Reporting Agreement and the Powers of Attorney. The Company entered into the Huamucheng VIE Agreements in order to start its commodities trading business.

Contractual Arrangements between HC High BVI and Huamucheng

HC High Summit Holding Limited (“HC High BVI”), the Company’s wholly owned subsidiary, established and owns 100% equity interest of Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”), a Hong Kong limited liability company, and Tongdow Block Chain owns 100% equity interest of Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”), a People’s Republic of China limited liability company.

On June 25, 2020, Shanghai Jianchi, Huamucheng and the shareholders of Huamucheng (the “Huamucheng Shareholders”) entered into certain Share Acquisition Agreement pursuant to which Shanghai Jianchi acquired 100% equity interest of Huamucheng from the Huamucheng Shareholders for nominal consideration.

As a result of the reorganization, Huamucheng transitioned from being a variable interest entity (“VIE”) controlled by Company into a wholly owned subsidiary of the Company. The Company remained in control of Huamucheng both before and after the reorganization and its operating results are consolidated into the Company’s consolidated financial statements.

Disposition of the Used Luxury Car Leasing Business and HC High Summit Limited

Historically, one of our core businesses has been the used luxury car leasing business conducted through Beijing Tianxing Kunlun Technology Co. Ltd (“Beijing Tianxing”), an entity we controlled via certain contractual arrangements. Beijing Tianxing offers our customers the opportunity to rent luxury pre-owned automobiles in Beijing, Shanghai, Zhejiang and Chengdu, China.

On August 28, 2020, the Company, Vision Loyal Limited (“Vision Loyal”), HC High Summit Limited (“HC High HK”) and HC High BVI entered into certain share purchase agreement. HC High BVI, our wholly-owned subsidiary, is the sole shareholder of HC High HK, a company incorporated under the laws of the Hong Kong S.A.R. of the PRC. HC High HK is the sole shareholder of Hao Limo which, via a series of contractual arrangements, controls Beijing Tianxing. Pursuant to the Disposition SPA, HC High BVI agreed to sell HC High HK in exchange for nominal consideration of $1.00, based on a valuation report rendered by an independent third party valuation firm, Beijing North Asia Asset Assessment Firm The transaction contemplated by the Disposition SPA is hereby referred as the Disposition.

Upon the closing of the Disposition on August 28, 2020, Vision Loyal became the sole shareholder of HC High HK and, as a result, assumed all assets and liabilities of all the subsidiaries and variable interest entities owned or controlled by HC High HK.

Acquisition of Subsidiaries

On September 11, 2020, the Company consolidated Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”) and its wholly owned subsidiary, Tongdow E-trading Limited (“Tongdow HK”). Both entities were holding companies incorporated in accordance with the laws and regulations of Hong Kong. The consideration was zero because both entities have not commenced any operations before the date of acquisition.

Acquisition of Supply Chain Service Business

On October 26, 2020, Huamucheng entered into certain share purchase agreements (the “SPA”) with Shenzhen Xinsuniao Technology Co., Ltd. (“Xinsuniao”), a limited liability company organized under the laws of the PRC, and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”), a limited liability company organized under the laws of the PRC. Xinsuniao is the record holder and beneficial owner of all registered paid-up capital of the Qianhai Biayu. Pursuant to the SPA, Huamucheng acquired Qianhai Baiyu pursuant to a certain share purchase agreement, by and among Huamucheng, Qianhai Baiyu, and Shenzhen Xinsuniao for an aggregate cash consideration of RMB670 million (approximately $102.6 million). Upon closing of this acquisition, Huamucheng owned all the registered paid-up capital of Qianhai Baiyu.

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

November 2020 Registered Direct Offering

On November 20, 2020, The Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such purchasers an aggregate of 8,000,000 shares of common stock in a registered direct offering, for gross proceeds of approximately $20 million (the “November 2020 RD Offering”). The purchase price for each share of common stock is $2.50. The November 2020 RD Offering closed on December 2, 2020 when all closing conditions were met.

Corporate Structure

TD Holdings, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands (“BVI”) on May 22, 2018, is wholly owned by the Company. On April 2, 2020, HC High BVI established TD Internet of Things Technology Co., Ltd. (“Tongdow Block Chain”), a holding company incorporated in accordance with the laws and regulations of Hong Kong. Tongdow Block Chain is wholly owned by HC High BVI. On April 2, 2020 and July 16, 2020, Tongdow Block Chain established Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”) and Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”), respectively, as its wholly owned subsidiaries. Both Shanghai Jianchi and Tongdow Hainan are holding companies incorporated in accordance with the laws and regulations of People’s Republic of China (“PRC”).

On March 5, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change from Bat Group, Inc. to TD Holdings, Inc. (the “March Charter Amendment”). The March Charter Amendment became effective on March 6, 2020.

On June 25, 2020, Hao Limo Technology (Beijing) Co. Ltd. (“Hao Limo”), the Company’s wholly owned subsidiary incorporated in PRC, and Shenzhen Huamu City Trade Co., Ltd. (“Huamucheng”), a former VIE of the Company, entered into certain VIE Termination Agreement to terminate the Huamucheng VIE Agreements. On the same date, Shanghai Jianchi, Huamucheng and the shareholders of Huamucheng (the “Huamucheng Shareholders”) entered into certain Share Acquisition Agreement pursuant to which Shanghai Jianchi acquired 100% equity interest of Huamucheng. As a result, Huamucheng transitioned from being a variable interest entity controlled by Company into a wholly owned subsidiary of the Company.

On September 11, 2020, the Company acquired Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”) and its wholly owned subsidiary, Tongdow E-Trade Limited (“Tongdow HK”). Both entities were holding companies incorporated in accordance with the laws and regulations of Hong Kong.

On April 20, 2021, the Company effected a Certificate of Amendment of the Certificate of Incorporation (the “Amendment”) with the Secretary of State of Delaware to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100,000,000 shares to 600,000,000 shares and the number of authorized shares of its preferred stock, par value $0.001 per share, from 10,000,000 shares to 50,000,000 shares. The Amendment was approved by the Company’s Board of Directors on March 9, 2021, and by shareholders holding a majority of the Company’s issued and outstanding capital stock on March 10, 2021. The Amendment does not affect the rights of the Company’s shareholders.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Recent Developments

Purchase Agreement with Streeterville Capital, LLC

On January 6, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company (the “Investor”), pursuant to which the Company issued the Investor an unsecured promissory note on January 6, 2021 in the original principal amount of $1,670,000, convertible into shares of common stock, $0.001 par value per share, of the Company, for $1,500,000 in gross proceeds. The transaction contemplated in the Purchase Agreement was consummated on January 7, 2021.

On March 4, 2021, the Company entered into another securities purchase agreement with Streeterville Capital, LLC pursuant to which the Company issued the Investor an unsecured promissory note on March 4, 2021 in the original principal amount of $3,320,000, convertible into shares of common stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds.

January 2021 Private Placement

On January 7, 2021, the Company entered into certain securities purchase agreement with Ms. Renmei Ouyang, the Chief Executive Officer and Chairwoman of the Company, and Mr. Shuxiang Zhang, both of whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $1.63 (the “Offering”), which is the closing price of the Common Stock on the date immediate prior to the date of the SPA. The gross proceeds from such Offering will be $24,450,000. Since Ms. Ouyang and Mr. Zhang are affiliates of the Company, the Offering was approved by the Audit Committee of the Board of Directors of the Company, which solely consistent of independent directors, as well as the Board of Directors of the Company.

The net proceeds of the Offering shall be used by the Company in connection with the Company’s general corporate purposes, working capital, or other related business as approved by the board of directors of the Company. On February 4, 2021, the transaction contemplated by the SPA closed.

Purchase Agreement with White Lion Capital, LLC

On January 19, 2021, the Company entered into a Common Stock Purchase Agreement with White Lion Capital, LLC, a Nevada limited liability company (the “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Investor is committed to purchase up to 15,700,000 shares of the Company common stock, par value $0.001 per share, with an aggregate of forty million dollars ($40,000,000) from time to time during a certain commitment period as defined in the Agreement, at a purchase price of 90% of the lowest daily volume-weighted average price of the Company’s Common Stock during a valuation period of three business days prior to the closing of each Purchase Notice received by the Investor.

Univest Securities, LLC (“Univest”) acts as placement agent for the placement of Purchase Notice Shares to be offered by the Company during the Commitment Period to the Investor under a Placement Agency Agreement (the “Placement Agency Agreement”), dated January 6, 2021. Pursuant to the terms of the Placement Agency Agreement, the placement agent agreed to use its reasonable best efforts to arrange the sale of the Company’s Purchase Notice Shares. The Company has agreed to issue 75,000 shares of Common Stock to the Investor in consideration for entering into the Purchase Agreement and 25,000 shares of Common Stock to Univest Securities, LLC as initial consideration for the placement and sale of our Common Stock.

Waiver and Warrant Exercise Agreements with Holders

On April 15, 2019, the Company issued to certain institutional investors (the “Holders”), certain warrants in a private placement, of which 100,000 warrants to purchase 100,000 shares of common stock, par value $0.0001 per share, at an exercise price of $1.32 per share, were outstanding as of March 9, 2021 (the “May Warrants”). In addition, on March 23, 2019, the Company issued to the same Holders certain warrants in another private placement, of which 1,530,000 warrants to purchase 1,530,000 shares of Common Stock at an exercise price of $2.20 per share were outstanding as of March 9, 2021 (the “April Warrants”, collectively with May Warrants, the “Original Warrants”).

On March 10, 2021, the Company entered into certain waiver and warrant exercise agreements (the “Exercise Agreement”) with each of the Holders. Pursuant to the Exercise Agreement, in order to induce the Holders to exercise all of the outstanding Original Warrants cashlessly, pursuant to the terms of and subject to beneficial ownership limitations contained in the Original Warrants, the Company agreed to waive the Holders’ obligation to pay such portion of the exercise price of each of the May Warrants in excess of $0.95 per share and each of the April Warrants in excess of $1.17 per share, immediately prior to the time of exercise of such Original Warrants. Upon the exercise of all the Original Warrants, the Company issued a total of 808,891 shares of Common Shares to the Holders.

Non-Reliance on Previously Issued Financial Statements and Independent Investigation

On March 26, 2021, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020, originally filed on June 26, 2020, August 14, 2020, and November 13, 2020, respectively, should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon.

On March 26, 2021, the Audit Committee retained an accounting consultancy firm, to conduct an independent investigation into the reasons of the non-reliance. The accounting consultancy firm delivered a final investigation report to the Audit Committee on April 16, 2021. The investigation team found that (i) it is reasonable for the Company’s commodity trading business to be operating at a gross loss of around 1% after taxes, especially considering the nature of the Chinese commodity market; (ii) the Company did not comply with the Chinese VAT during 2020, but the transactions at issue did indeed appear to flow through company bank accounts and are supported by proper corporate and bank documentation although it remains to be determined whether those revenues satisfy the requirements of ASC 660 and can be recognized; (iii) the Company is acting as a principal in its commodity trading business for the purpose of revenue recognition under ASC 606: and (iv) the Company failed to timely identify certain related party transactions.

As of the date of this Annual Report, the Company is in the process of conducting a comprehensive review of the issues identified by the investigation team and intends to take all remedial measures recommended by the Audit Committee within its resources to cure the material weaknesses in its internal and disclosure control procedures.

Matters relating to or arising from the Audit Committee investigation and the associated material weaknesses identified in our internal control over financial reporting, including adverse publicity, have caused us to incur significant legal, accounting and other professional fees and other costs, have exposed us to greater risks associated with other civil litigation, regulatory proceedings and government enforcement actions, have diverted resources and attention that would otherwise be directed toward our operations and implementation of our business strategy and may have impacted our ability to attract and retain customers, employees and vendors.

Our Business

As of December 31, 2020, the Company has one business line, the commodities trading business set forth below.

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

Business Model

We source bulk commodity from non-ferrous metal mines or its designated distributors and sell to manufactures who need these metals in large quantities. We work with many suppliers in the sourcing of commodities. Suppliers we source from include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

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

Pursuant to the Warehousing Agreement, Huamucheng and Foshan Nanchu agreed to various customary representations, warranties and covenants, including, among other things, (1) details regarding the procedures for the storage and retrieval of the commodities, (2) storage and penalty fees, and (3) negotiation and litigation in the event of any breach of contract.

Suppliers

We source the non-ferrous metal from various sources including but not limited to smelters, non-ferrous metal wholesalers and metal traders. For the year ended December 31, 2020, the Company purchased non-ferrous metal products from six third party suppliers and three related party suppliers.

Customers

We sell to various business in need of large quantity of non-ferrous metal including home appliance manufacturing enterprises, cable manufacturing enterprises and wire manufacturing enterprises. For the year ended December 31, 2020 and 2019, the Company sold non-ferrous metals to nine and one customers, respectively.

Supply Chain Management Services

Commodity Distribution Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 1.5% of the distribution order, depending on the size of the order. For the year ended December 31, 2020, the Company earned commodity distribution commission fees of $1,743,396 and $2,140,840 from facilitating such sales transactions with seven third party customers and three related party customers, respectively. For the year ended December 31, 2019, the Company earned commodity distribution commission fees of $238,963 from facilitating such sales transactions with two third party customers.

Loan Recommendation and Referral Services

We offer to our customers who require additional funding for the purchase of precious metals recommendations and referrals to third-party licensed financial institutions and small credit providers while assuming no credit risks ourselves. When our recommendation and referrals are accepted and our downstream customers proceed with the loan, we charge our downstream customers between 2% to 5% of the loan principal as our referral fee. For the year ended December 31, 2019, the Company generated revenue of $323,623 from its loan recommendation services. For the year ended December 31, 2020, the Company did not provide such services.

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

Seasonality

We do not experience substantial seasonal fluctuations in our revenues and results of operations.

Business Strategy

Commodities Trading Business

Our current business strategy is to expand the varieties of commodities that we trade in, including ore, crude oil and coal in addition to our current focus on non-ferrous metals. In 2021, the Company plans on further expanding the commodities trading business into Southeast Asia while continuing to maintain and grow its current domestic customers. We also plan on further expanding our trade market consultations and supply chain financing services for our bulk trading customers.

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

Intellectual Property

Our intellectual property includes domain names ir.tdglg.com and tdglg.com.

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

In addition, although there were no litigations initiated against us in 2020 by third parties alleging infringement of their proprietary rights or declaring non-infringement of our intellectual property rights, we cannot guarantee that such litigation will not be initiated in the future. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Employees

As of the date of this report, we have 25 employees for our commodities trading business, all of whom are full time. We have employment contracts with all of our employees in China and in U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Summaries of Certain Applicable Key PRC Laws

Foreign Trade Law of the People's Republic of China

The "Foreign Trade Law of the People's Republic of China" was revised and adopted at the 8th meeting of the Standing Committee of the Tenth National People's Congress of the People's Republic of China on April 6, 2004. The revised "Foreign Trade Law of the People's Republic of China" became effective from July 1, 2004.

The term "foreign trade" in the Foreign Trade Law of the People's Republic of China refers to the import and export of goods, technology import and export, and international service trade, and the law specifies the principles of foreign trade and the reasons why the country can restrict or prohibit the import and export of related goods and technologies, intellectual property protection, service trade, monopoly in foreign business activities and other relevant provisions.

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

Risk Factors Related to the Commodities Trading Business

There is no assurance that we will be able to manage the commodities trading business effectively.

Operating the commodities trading business is a significant challenge and there is no assurance that we will be able to manage the integration successfully. If we are unable to efficiently integrate these businesses, the attention of our management could be diverted from our existing operations and the ability of the management teams at these business units to meet operational and financial expectations could be adversely impacted, which could impair our ability to execute our business plans. Failure to successfully integrate the new commodities trading business or to realize the expected benefits of entry into the business may have an adverse impact on our results of operations and financial condition.

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

We have entered into the commodities trading business. Such initiatives involve various risks including but not limited to the investment costs in establishing a distribution network within the PRC, leasing warehouses, offices and other working capital requirements. There is no assurance that such future plans can be successfully implemented as the successful execution of such future plans will depend on several factors, some of which are not within our control, such as retaining and recruiting qualified and skilled staff, and the continued demand for our products by our customers. Failure to implement any part of our future plans or executing such plan costs effectively, may lead to a material adverse change in our operating environment or affect our ability to respond to market or industry changes, which may, in turn, adversely affect our business and financial results.

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

Our future success is substantially dependent on the continued service of certain members of our senior management, including Ms. Renmei Ouyang, our Chairwoman and Chief Executive Officer, Ms. Wei Sun, our Chief Financial Officer and Qun Xie, our Chief Strategy Officer. These officers play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand and culture. The loss of the services of any of these executives without qualified replacement could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our ordinary shares to decline.

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

Our business model is based on our ability to provide customers with commodities trading that we believe will save them time and money. If we fail to build and maintain a positive reputation, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business and results of operations. Even the perception of a decrease in the quality of our brand could negatively impact results.

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

We have identified material weaknesses in our internal control over financial reporting, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and which may lead to a decline in our stock price.

On March 26, 2021, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s previously issued financial statements contained in the Company’s Quarterly Reports (“2020 Quarterly Reports”) on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively “Non-Reliance Periods”), originally filed on June 26, 2020, August 14, 2020, and November 13, 2020, respectively, should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon.

The Company’s review of the above mentioned filings revealed that (1) in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, service revenues previously recognized for supply chain management services have been determined to not meet the definition of US GAAP; (2) sales revenues from commodity trading business may need to be amended since certain transactions shall be further evaluated whether the Company is a principal or an agent; and (3) in accordance with FASB ASC Topic 850, Related Party Disclosures, transactions with certain related parties shall be properly identified or disclosed. This does not affect the Company’s cash position, cash flow or liquidity, but the potential reversal of recognition of supply chain management services may materially decrease the Company’s revenue and net income, and the potential net presentation of sales from commodity trading business may materially decrease the Company’s revenue. As a result of the foregoing, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the ends of each of the applicable restatement periods.

Furthermore, as discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of the date of this Annual Report, we are re-assessing the design of our controls and modifying processes. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatements in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

Matters relating to or arising from the restatements, Audit Committee investigation and the associated material weaknesses identified in our internal control over financial reporting, including adverse publicity, have caused us to incur significant legal, accounting and other professional fees and other costs, have exposed us to greater risks associated with other civil litigation, regulatory proceedings and government enforcement actions, have diverted resources and attention that would otherwise be directed toward our operations and implementation of our business strategy and may impact our ability to attract and retain customers, employees and vendors, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government.

Risks Related to Ownership of our Common Stock

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

We were delinquent in the filing of our periodic reports with the SEC as a result of which we are not in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we were permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. We plan to submit such a plan to the Nasdaq Staff on or prior to the deadline of June 4, 2021. We expect to file the delinquent report for the period ended March 31, 2021 as promptly as practicable following the filing of this annual report, however there can be no guarantee that Nasdaq will accept our compliance plan, grant us the extension or that we will be able to file by the extended compliance period, in which case our common stock may be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

The delayed filing of some of our periodic reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until 12 months after the delinquent filings have been made. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

As a result of the delayed filings, we are also in breach of the common stock purchase agreement with White Lion Capital, LLC as the prospectus supplement dated January 19, 2021 registering up to 15,800,000 shares of our common stock is no longer eligible for use. Pursuant to the terms of the common stock purchase agreement, White Lion Capital, LLC will be entitled to injunctive relief as well as specific performance due to our breach of the agreement. Claim from White Lion may result in legal expenses, diversion of management attention, as well as possible damages which may negatively affect our financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our principal executive offices are located at 25th Floor, Block C, Tairan Building, No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC 518000, where we leased approximately 9,000 square feet of office space pursuant to a lease agreement, which lasts from September 1, 2020 to August 31, 2021 with an annual rent in the amount of RMB 600,000 (approximately US$86,400).

In addition, we also leased an office at 3302, Zhongzhou Building, Jintian Road, Futian District, Shenzhen, China, where we leased approximately 6,352.5 square feet of office space pursuant to a lease agreement, which lasts from January 1, 2020 to June 30, 2021 with a total rent in the amount of RMB2,995,680 (approximately US$429,920) for the year of 2020 and 2021. The lease was terminated in June 2020.

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

Holders

We had 269 holders of record of our common stock as of the date of this Annual Report.

Dividends

We did not declare or pay any dividend in 2020 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the year ended December 31, 2020, the Company discontinued its used luxury car leasing business. As of December 31, 2020, the Company had one business line, which is the commodities trading business.

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

In addition, the Company commenced supply chain financing services in April 2020. For the year ended December 31, 2020, the Company provided such services to one customer. On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao. The Company selected Shenzhen Xinsuniao as its customer because Shenzhen Xinsuniao was reputable for their extensive experience in supply chain services for commodities trading.

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

Recent developments

Acquisition of supply chain service business

On October 26, 2020, Huamucheng closed acquisition of Qianhai Baiyu pursuant to certain share purchase agreements, by and among Huamucheng, Qianhai Baiyu, and Shenzhen Xinsuniao for an aggregate cash consideration of RMB670 million (approximately $102.6 million). Upon closing of this acquisition, Huamucheng owns all the registered paid-up capital of Qianhai Baiyu.

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

Revolving Credit Facility

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao, to which the Company also provided loan recommendations services during the year ended December 31, 2020.

The revolving credit facility lasted for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai Baiyu, which enterprise value was estimated at approximately $106 million. Upon the Company’s acquisition of Qianhai Baiyu on October 26, 2020, the Company terminated the revolving credit facility agreement with Shenzhen Xinsuniao. For the year ended December 31, 2020, the Company provided revolving loans aggregating approximately $158.0 million and fully collected outstanding balance as of December 31, 2020. As of December 31, 2020, the Company had no loan receivable due from Shenzhen Xinsuniao.

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

The Company has commenced its supply chain financing services and the Company provided such services to one customer for the year ended December 31, 2020.

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

Results of Operations

Years Ended December 31, 2020 as Compared to Years Ended December 31, 2019

	For the Years Ended December 31,		Change
	2020	2019	Amount	%
Revenues
Sales of commodity products	$8,252,866	$100,427	$8,152,439	8,118%
Sales of commodity products – related parties	16,243,777	-	16,243,777	100%
Supply chain management services	1,631,318	562,586	1,068,732	190%
Supply chain management services – related parties	2,140,840	-	2,140,840	100%
Total revenue	28,268,801	663,013	27,605,788	4,164%

Cost of revenue
Commodity product sales	(7,853,215)	-	(7,853,215)	100%
Commodity product sales – related parties	(16,744,094)	(100,180)	(16,643,914)	16,614%
Supply chain management services	(43,162)	-	(43,162)	100%
Supply chain management services – related parties	-	(489,231)	489,231	(100)%
Total cost of revenue	(24,640,471)	(589,411)	(24,051,060)	4,081%

Gross profit	3,628,330	73,602	3,554,728	4,830%

Operating expenses
Selling, general, and administrative expenses	(3,035,598)	(2,334,315)	(701,283)	30%
Total operating cost and expenses	(3,035,598)	(2,334,315)	(701,283)	30%

Other income (expenses), net
Interest income	6,239,943	64,461	6,175,482	9,580%
Interest expenses	(185,106)	-	(185,106)	100%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-	(3,400,000)	100%
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-	(3,060,000)	100%
Impairment of investment securities	-	(200,000)	(200,000)	100%
Impairment of investment in an equity investee	(410,000)	(1,809,251)	1,399,251	(77)%
Impairment of investment in financial products	-	(1,000,000)	1,000,000	(100)%
Total other income, net	(815,163)	(2,944,790)	2,129,627	(72)%

Loss from continuing operations before income taxes	(222,431)	(5,205,503)	4,983,072	(96)%

Income tax expenses	(2,177,924)	(14,861)	(2,163,063)	14,555%

Net loss from continuing operations	(2,400,355)	(5,220,364)	2,820,009	(54)%

Net loss from discontinued operations	(3,551,258)	(1,722,158)	(1,829,100)	106%

Net loss	$(5,951,613)	$(6,942,522)	$990,909	(14)%

Revenue

For the years ended December 31, 2020 and 2019, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $27,605,788 from $663,013 for the year ended December 31, 2019 to $28,268,801 for the year ended December 31, 2020. The increase was mainly due to an increase of $24,396,216 in sales of commodity products and an increase of $3,209,572 in provision of supply chain management services.

The Company just commenced its commodity trading business in December 2019 and generated minimal revenues from sales of commodity products to one third party customer. For the year ended December 31, 2020, the Company expanded its customers to five third party customers and four related party customers, due to the high volume of commodity metal products ordered by customers, the Company generated $24,496,643 from the sales.

In the meantime, the Company’s expansion of customers in commodity trading business also brought an increase in commodity distribution services in the year ended December 31, 2020, which led to an increase of $3,209,572 in provision of supply chain management services.

For the year ended December 31, 2020, revenue from commodity trading and supply chain management accounted for 86.7% and 13.3%, respectively. For the year ended December 31, 2019, revenue from commodity trading and supply chain management accounted for 15.1% and 84.9%, respectively.

(1)	Revenue from sales of commodity products

For the year ended December 31, 2020, the Company sold non-ferrous metals to five third party customers and four related party customer at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $8,252,866 and $16,243,777, respectively, from sales of commodity products to five third party customers and four related party customers.

For the year ended December 31, 2019, the Company sold non-ferrous metals to one third party customer at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $100,427 the third party customer.

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

For the year ended December 31, 2020, the Company earned commodity distribution commission fees of $1,631,318 and $2,140,840 from facilitating such sales transactions with seven third party customers and three related party customers, respectively. For the year ended December 31, 2019, the Company earned commodity distribution commission fees of $238,963 from facilitating such sales transactions with two third party customers.

Loan recommendation service fees

For the year ended December 31, 2019, the Company recommends customers who have financing need for metal product trading to various financial institutions and assist these customers to obtain loans from the financial institutions. The Company receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. The Company earned $323,623 from loan recommendation services from facilitation of loan volume of approximately $13.72 million (RMB 94.8 million) with two customers. For the year ended December 31, 2020, the Company did not provide such services.

Cost of revenue

Our cost of revenue primarily includes cost of commodity products and taxes and surcharges associated with sales of commodity products and management services of supply chain. Total cost of revenue increased by $24,051,060 from $589,411 for the year ended December 31, 2019 to $24,640,471 for the year ended December 31, 2020, primarily because we just launched commodity product trading business in December 2019.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products and business taxes and surcharges. For the year ended December 31, 2020, the Company purchased non-ferrous metal products of $7,661,629 and $16,672,323, respectively, from six third party suppliers and three related party suppliers. The Company sold all metal products to customers and recorded cost of products aggregating $24,333,952.

For the year ended December 31, 2019, the Company purchased aluminum ingots of $100,180 from Qianhai Baiyu, a related party before March 31, 2020 under control of the legal representative of Huamucheng. The Company sold all alumimum ingots to customers and recorded cost of revenues of $100,180.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $2,334,315 for the year ended December 31, 2019 to $3,035,598 for the year ended December 31, 2020, representing an increase of $701,283, or 30%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, business tax and surcharge, professional service fees, office supplies. The increase was mainly attributable to an increase of $891,758 in salary and employee benefits because the Company appointed three new senior management in the year ended December 31, 2020 with an aggregation of compensation of $950,000, an increase of $514,618 in amortization of intangible assets acquired in business combination in October 2020, against a decrease of $937,581 in professional consulting services fees. The decrease in professional consulting services was mainly attributable to a decrease of stock-based compensation expenses of $884,208, because we issued 502,391 restricted shares as compensation expenses to certain service providers for the year ended December 31, 2019, while no such issuance for the year ended December 31, 2020.

Interest income

The Company accrues interest income on its loans receivable based on the contractual terms of the respective loans. For the year ended December 31, 2020, interest income was primarily generated from loans made to Shenzhen Xinsuniao and certain customers of the Company. Among the interest income of $6,239,943 for the year ended December 31, 2020, $4,691,905 were collected from Shenzhen Xinsunniao. For the year ended December 31, 2020, the Company provided revolving loans aggregating $157,965,155 to Shenzhen Xinsuniao and fully collected principal and interest as of December 31, 2020.

For the year ended December 31, 2019, the interest income was primarily comprised of interest income of $25,537 from loan to a related party and $37,112 from loans to third parties.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the year ended December 31, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the year ended December 31, 2019, no such expenses incurred.

Net loss from discontinued operations

During the year ended December 31, 2020, the net loss from discontinued operations was comprised of a net loss of $545,620 from discontinued operations of used luxurious car leasing business and a loss of $3,005,638 from disposal of the discontinued operations of used luxurious car leasing business.

During the year ended December 31, 2019, the net loss from discontinued operations was comprised of a net loss of $1,722,158 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note 3 to consolidated financial statements.

Net loss

As a result of the foregoing, net loss for the year ended December 31, 2020 was $5,951,613, representing a decrease of $990,909 from net loss of $6,942,522 for the year ended December 31, 2019.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through public offerings of our securities.

For the year ended December 31, 2020, the Company raised from equity financing transactions as follows:

In March 2020, the Company issued an aggregate of 15,000,000 shares of its common stock, and unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80. In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share. The Company raised an aggregation of $79.5 million from the equity financing transactions.

On September 1, 2020, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, at a per share purchase price of $2.50. The Company received proceeds of $5,000,000 in November 2020.

On November 20, 2020, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 8,000,000 shares of common stock in a registered direct offering, for gross proceeds of approximately $20 million. The purchase price for each share of Common Stock is $2.50. The Company received proceeds of $20,000,000 in November 2020.

During July 2020 through August 2020, the holders of warrants issued in direct offerings closed on April 11, 2019 (“April Offer”) and May 20, 2019 (“May Offer”) elected to exercise 150,000 shares and 17,978 shares of warrants at an exercise price of $2.2 and $1.32, respectively. The Company received proceeds of $353,731 through escrow account.

The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended December 31,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$29,856,033	$(2,165,632)
Net Cash Used in Investing Activities	(132,582,547)	(8,873,916)
Net Cash Provided by Financing Activities	106,148,679	11,829,704
Effect of exchange rate changes on cash and cash equivalents	(2,499,428)	172,411
Net increase (decrease) in cash and cash equivalents	922,737	962,567
Cash at beginning of period	1,777,276	1,484,116
Cash at end of period	$2,700,013	$2,446,683
Less: cash from discontinued operations	-	(669,407)
Cash from continuing operations	$2,700,013	$1,777,276

Operating Activities

During the year ended December 31, 2020, we had a cash inflow from operating activities of $29,856,033, a change of $32,021,665 from a cash outflow of $2,165,632 for the same period ended December 31, 2019. We incurred a net loss for the year ended December 31, 2020 of $5,951,613, a decrease of $990,909 from the year ended December 31, 2019, during which we recorded a net loss of $6,942,522. For the years ended December 31, 2020 and 2019, we had a cash outflow of $125,133 and a cash inflow of $638,249 from operating activities from discontinued operations, and we incurred net loss of $3,551,258 and $1,722,158 from discontinued operations, respectively.

In addition to the change in profitability, the change in net cash provided by/(used in) operating activities from continuing operations was the result of several factors, including:

●	Adjustments of $3,400,000 in amortization of beneficial conversion feature relating to issuance of convertible notes and $3,060,000 in amortization of relative fair value of warrants relating to issuance of convertible notes;

●	An increase of $13,317,930 in changes of prepayments for the year ended December 31, 2020 because we received commodity products from suppliers and we had no prepayments as of December 31, 2020;

●	An increase of $6,692,708 and $5,321,874 in changes of advance from customers and due to related parties for the year ended December 31, 2020 because we collected service fees from customers before we completed loan recommendation services.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $132,582,547, which was primarily attributable to cash payment of $82,227,328 in exchange for 100% equity interest in Qianhai Biayu, loans of $47,114,208 and $173,673,614 made to related parties and third parties, against collections of loans of $170,432,603 from third parties.

Net cash used in investing activities for the year ended December 31, 2019 was $8,873,916, which was primarily attributable to investments in financial products of $1,000,000, loans made to related parties and third parties of $2,865,070 and $576,647, respectively, and cash of $4,432,199 used in investing activities from discontinued operations.

Net Cash Provided by Financing Activities

During the year ended December 31, 2020, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,613,696, cash raised of $18,500,000 from certain private placements by issuance of 19,000,000 shares of common stocks, cash raised of $20,000,000 from a registered direct offering by issuance of 8,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000 and exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80.

During the year ended December 31, 2019, the cash provided by financing activities was mainly attributable cash raised in registered direct offerings of $4,653,440, cash raised in private placement of $589,750 and stock subscription advance of $1,600,000 received from shareholders, capital injection of $1,417,736 from shareholders, and cash of $3,038,151 provided by financing activities from discontinued operations.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,200. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

	Total	Less than 1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$57,954	$57,954	$-	$-
Total	$57,954	$57,954	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of BF Borgers CPA PC and Friedman LLP, our independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2019, respectively, are set forth on pages F-1 through F-36 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Specifically, on March 26, 2021, the Audit Committee (the “Audit Committee”) of the Board of Directors of TD Holdings, Inc. (the “Company”), after discussion with the Company’s management, concluded that the Company’s previously issued financial statements contained in the Company’s Quarterly Reports (“2020 Quarterly Reports”) on Form 10-Q for the periods ended March 31, 2020, June 30, 2020, and September 30, 2020 (collectively “Non-Reliance Periods”), originally filed on June 26, 2020, August 14, 2020, and November 13, 2020, respectively, should no longer be relied upon.

The Company intends to file restatements of its financial statements for the Non-Reliance Periods to amend and restate financial statements and other financial information by June 4, 2021 or as soon as practicable thereafter.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2020. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2020 including:

●	There is a lack of formal procedures with handling different types of revenue recognition.

●	Company management conducted extensive transactions with related parties without adequate control by the Audit Committee and the Board of Directors.

●	There is a lack of procedures and documentation for dealing with related parties.

●	There was no accountant with adequate U.S. GAAP knowledge working in the Company’s Accounting Department. Part of the Company’s U.S. GAAP reporting function was outsourced to external consultant;

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2020, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2021 to continue to remediate the material weaknesses identified:

●	To establish additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process.

●	To appoint a monitor to oversee corporate governance and legal compliance matters. The monitor should be appointed for a period of at least 18 months, and should report directly to the Audit Committee.

●	To retain one or two additional independent, bilingual Chinese and English-speaking directors. They should assist and augment the efforts of the Company’s current independent directors.

●	To establish an internal audit function to assist the Audit Committee with compliance requirements and improvement of overall internal control.

●	To establish and maintain (i) a control process for the accounting implication assessment of all significant payments, particularly those that are non-routine; (ii) a control process for maintaining all supporting documentation regarding all non-routine transactions.

●	To continue providing applicable training for our financial and accounting staff in the Company’s Accounting Department to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To continue providing applicable training for the Company’s accounting manager to improve the Company’s internal review process.

Changes in Internal Control over Financial Reporting

There were no changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	53	Chief Executive Officer, President and Chairwoman of the Board
Wei Sun	37	Chief Financial Officer, Director
Qun Xie	57	Chief Strategy Officer and Director
Xiangjun Wang	48	Director
Heung Ming (Henry) Wong	51	Director
Kecen Liu	28	Director
Weicheng Pan	45	Director
Donghong Xiong	53	Director

The biographies of our current directors and officers are set forth below.

Ms. Renmei Ouyang, has served as the Chief Executive Officer (“CEO”) of the Company since January 9, 2020. From October 17, 2019 to January 9, 2020, Ms. Ouyang has served as the Chief operating Officer of the Company. Ms. Ouyang has served as the chairwoman of Tongdaw Group from 2011 to September 2019. She was the founder of Tongdaw E-Commerce in 2011. Ms. Ouyang was the founder of Zhonghui Daoming Group in 2006. She has served as the foreign exchange trading manager of CITIC Group, the deputy general manager in investment banking department of Beijing Securities, and the managing director of international department of First Venture Securities. She holds the Bachelor’s Degree of Statistics from Renmin University of China and the Master’s Degree of International Finance from Peking University.

Ms. Wei Sun, has served as the Company’s Chief Financial Officer (“CFO”) since July 28, 2020 and as a member of the Board since May 14, 2020. Ms. Sun has been serving as the executive director of China National Culture Group Limited in Hong Kong since 2014. She served as the financial accounting manager of China Highways Holdings Limited in Hong Kong from 2011 to 2014. She obtained her Bachelor’s Degree in English Education from Shanghai International Studies University and her Master’s Degree in Finance from Clark University in 2009.

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

Mr. Xianjun Wang, has served as a member of the Board since December 14, 2020 and as a partner and practicing lawyer of Beijing Junzejun (Shenzhen) Law Firm since 2010. From 2008 to 2010, he practiced as a lawyer of Guangdong Shenpeng Law Firm. Mr. Wang served as the managing director of Shenzhen Investment Banking Department of Pacific Securities Co., Ltd. from 2006 to 2008. He served as the deputy general manager of Ruigu Technology (Shenzhen) Co., Ltd. from 2003 to 2006. From 1999 to 2003, Mr. Wang worked in the supply chain management department and legal department of Huawei Technologies Co., Ltd. He is a licensed attorney and also a Certified Public Accountant in China. Mr. Wang obtained his Bachelor’s Degree in Theory of Mechanical System and Applied Mechanics from Lanzhou University and his Master’s Degree in Solid Mechanics from Lanzhou University in 1999.

Mr. Henry Heung Ming Wong, was the independent non-executive director of Shifang Holding Limited (stock code: 1831) and Raffles Interiors Limited (stock code: 1376) since 8 November 2010 and 30 March 2020 respectively. Both companies listed on the Hong Kong Main Board of the Stock Exchange. Mr. Wong has more than 27 years of experience in finance, accounting, internal controls and corporate governance in the United States, Singapore, China and Hong Kong. Prior to that, Mr. Wong was the CFO of a Nasdaq listed Company, Meten EdtechX Group Ltd (stock ticker: METX) from June 2020 to March 2021. Mr. Wong was also the CFO and senior finance executives of various company including being the CFO of the Frontier Services Group Limited, a company listed on the Main Board of the Stock Exchange (stock code: 0500) and the CFO of Beijing Oriental Yuhong Waterproof Technology Co., Ltd., the leading waterproof materials manufacturer in China and a company listed on the Shenzhen Stock Exchange (stock code: 2271). Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from City University of Hong Kong in 1993 with a bachelor’s degree in Accountancy and also obtained a master’s degree in Electronic Commerce from The Open University of Hong Kong in 2003. He is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

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

Mr. Donghong Xiong, has served as the managing director of Synergetic Innovation Fund Management Co., LTD. since 2014. He served as the M&A general manager at Shanghai Search Media Group from 2007 to 2013. Mr Xiong holds a Bachelor’s degree in philosophy from Sun Yat-Sen University and also received his MBA and PhD in Scientific Philosophy from Sun Yat-Sen University.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Kecen Liu, Henry Heung Ming Wong, Weicheng Pan, Xiangjun Wang and Donghong Xiong are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Messrs. Henry Wong, Xiangjun Wang and Kecen Liu are members of our Audit Committee, where Mr. Wong serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Mr. Wong possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Messrs. Henry Wong, Xiangjun Wang and Kecen Liu are members of our Compensation Committee where Ms. Liu serves as the chairwoman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Messrs. Henry Wong, Xiangjun Wang and Kecen Liu are the members of our Nominating and Governance Committee where Mr. Wang serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible to identify and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Risk Committee

Messrs. Henry Wong, Xiangjun Wang and Kecen Liu are the members of our Risk Committee where Mr. Wong shall serve as the chairman. All members of our Risk Committee are qualified as independent under the current definition promulgated by NASDAQ. On September 11, 2019, the Board adopted a resolution formally designating its Audit Committee to act concomitantly as a Risk Committee. The Risk Committee’s duties shall specifically include: Monitoring the Company and employee compliance with all risk assessment and reporting procedures; Identifying material risks relating to the Company’s internal controls, as well as relevant considerations relating to the Company’s disclosures of these risks; and Monitoring annual training sessions for the Board covering the topics including corporate governance, risk assessment; and public company reporting.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were not timely made during fiscal year 2020.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Legal Proceedings Involving Officers and Directors

None.

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to GLG in all capacities for our fiscal years ended 2020 and 2019 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Renmei Ouyang (1)	2020	600,000	-	-	-	-	600,000
(CEO, Former COO)	2019	50,000	-	-	-	-	50,000

Wei Sun (2)	2020	50,000	-	-	-	-	50,000
(CFO)	2019	-	-	-	-	-	-

Qun Xie (3)	2020	300,000	-	-	-	-	300,000
(CSO)	2019	-	-	-	-	-	-

Jin Ding (4)	2020	-	-	-	-	-	-
(Former CPO)	2019	40,000	-	-	-	-	40,000

Yang An (5)	2020	-	-	-	-	-	-
(Former CFO)	2019	30,000	-	-	-	-	30,000

Jiaxi Gao (6)	2020	-	-	-	-	-	-
(Former CEO)	2019	40,000	-	-	-	-	40,000

(1)	Ms. Renmei Ouyang was appointed as the CEO of the Company on January 9, 2020. Ms. Ouyang is entitled to an annual base salary of $600,000 pursuant to the employment agreement she has with the Company.

(2)	Ms. Wei Sun was appointed as the CFO of the Company on July 28, 2020. Ms. Sun is entitled to an annual base salary of $50,000 pursuant to the employment agreement she has with the Company.

(3)	Mr. Qun Xie was appointed as the CSO of the Company on January 9, 2020. Mr. Xie is entitled to an annual base salary of $300,000 pursuant to the employment agreement he has with the Company.

(4)	Mr. Jin Ding was appointed as the CPO of the Company on April 28, 2018. Mr. Jin Ding was entitled to an annual base salary of $60,000 pursuant to the employment agreement he has with the Company. Mr. Ding resigned on October 26, 2020.

(5)	Ms. Yang An was appointed as the CFO of the Company on June 14, 2019. Ms. An is entitled to an annual base salary of $50,000 pursuant to the employment agreement she has with the Company. Ms. An resigned on July 28, 2020.

(6)	Mr. Jiaxi Gao was appointed as the CEO of the Company on November 15, 2018. Mr. Gao was entitled to an annual base salary of $100,000 pursuant to the employment agreement he had with the Company. Mr. Gao resigned on January 9, 2020.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2019

We currently have a 2019 equity incentive plan pursuant to which 1,290,000 shares were authorized. During the fiscal year ended December 31, 2020, no shares of Common Stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2020.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Xiangjun Wang (1)	$-	-	-	-	-
Kecen Liu (2)	$-	-	-	-	-
Henry Heung Ming Wong (3)	$-	-	-	-	-
Weicheng Pan (4)	$-	-	-	-	-
Donghong Xiong (5)	$-	-	-	-	-
Jialin Cui (6)*	$-	-	-	-	-
Siyuan Zhu (7)*	$-	15,000	-	-	15,000
Jiaxi Gao (8)*	$-	-	-	-	-

*	Resigned in 2020

(1)	Mr. Xiangjun Wang was appointed as a director of the Company on December 14, 2020 and shall receive annual compensation at $10,000 per year.

(2)	Ms. Kecen Liu was appointed as a director of the Company on February 12, 2018 and shall receive annual compensation at $10,000 per year.

(3)	Mr. Henry Wong was appointed as a director of the Company on April 27, 2021 and shall receive annual compensation of 30,000 shares of common stock of the Company per year.

(4)	Mr. Weicheng Pan was appointed as a director of the Company on October 17, 2019 and shall receive annual compensation at $60,000 per year.

(5)	Mr. Donghong Xiong was appointed as a director of the Company on February 8, 2021 and shall receive annual compensation of 10,000 shares of common stock of the Company per year.

(6)	Mr. Jialun Cui was appointed as a director of the Company on August 31, 2018 and received annual compensation at $20,000 per year. Mr. Cui resigned on December 14, 2020.

(7)	Ms. Siyuan Zhu was appointed as a director of the Company on May 6, 2019 and received annual compensation at $10,000 per year. Ms. Zhu resigned on April 27, 2021.

(8)	Mr. Jiaxi Gao was appointed as a director of the Company on November 15, 2018 and did not receive any salary. Mr. Gao resigned on May 14, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 4, 2021 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Shuxiang Zhang (2)	17,170,000	17.69%

Directors and Executive Officers:
Renmei Ouyang	10,167,275	10.477%
Wei Sun	0	*
Qun Xie	0	*
Weicheng Pan	0	*
Donghong Xiong	0	*
Kecen Liu	160,000	*
Henry Heung Ming Wong	0	*
Xiangjun Wang	50,000	*
All officers and directors as a group (8 persons)	10,377,275	10.69%

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o 25th Floor, Block C, Tairan Building, No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC 518000
(2)	Mr. Shuxiang Zhang’s address is Floor 7 Building D, No.28 Chengfu Road, Haidian District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1) Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019

2) Balances with related parties

As of December 31, 2020 and 2019, the balances with related parties were as follows:

	December 31, 2020	December 31, 2019*
Qianhai Baiyu (i)	$-	$2,840,728
TD International Trade (ii)	4,592,698	-
Yangzhou TD (iii)	3,041,180	-
Zhejiang TD (iii)	8,734,024	-
Yunfeihu (iv)	19,830,214	-
TTHD (v)	19,640,929	-
Total due from related parties	$55,839,045	$2,840,728

*	The balance due from related parties as of December 31, 2019 have been reclassified to conform to the consolidated balance sheets as of December 31, 2020, primarily for the effects of discontinued operations.

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

On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. On October 26, 2020, the Company acquired 100% equity interest in Qianhai Baiyu, and the balance due from Qianhai Baiyu was eliminated on the consolidation level. (Note 5).

(ii)

The balance due from TD International Trade consisted of loan receivable of $3,053,914, interest receivable of $8,000 and prepayments of $1,530,784 for commodity products.

In December 2020, the Company provided loans of approximately $2.9 million to TD International Trade with a loan term of one year. Both loan principal and internet were due in December 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $8,000 as of December 31, 2020.

(iii)	The balance due from Yangzhou TD and Zhejiang TD represented prepayments for commodity products.
(iv)

The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest will be due in August 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $195,000 as of December 31, 2020.

(v)	The balance due from TTHD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $50,000 as of December 31, 2020.

Due to related parties

	December 31, 2020	December 31, 2019*
Guangzhou Chengji (1)	$1,878,511	$164,897
Yunfeihu (2)	4,235,680	-
Guangdong TD (2)	612,313	-
Shenzhen Meifu (2)	317,637	-
Beijing TD	300,992
Other related parties	888	-
Guotao Deng (3)	-	1,435
Total due to related parties	$7,346,021	$166,332

*	The balance due to related parties as of December 31, 2019 have been reclassified to conform to the consolidated balance sheets as of December 31, 2020, primarily for the effects of discontinued operations.

(1)

The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. For the year ended December 31, 2020 and 2019, the Company borrowed loans of $1,461,030 and $166,309, respectively, from Guangzhou Chengji. The loans bear annual interest rate of 8% and maturity date of December 4, 2020. For the years ended December 31, 2020 and 2019, the Company accrued interest expenses of $104,522 and $nil, respectively.

(2)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.
(3)

The balances due to Guotao Deng represent the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

Mr. Guotao Deng was a legal representative before December 31, 2019, thus he was not a related party of the Company from January 1, 2020.

3) Transactions with related parties

Revenues generated from related parties

For the years ended December 31, 2020 and 2019, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2020	2019
Revenue from sales of commodity products
Yunfeihu	$10,515,531	$-
Yangzhou TD	3,994,689	-
Shanghai TD	1,024,546	-
TD International Trade	709,011	-
	16,243,777	-

Revenue from supply chain management services
Yunfeihu	1,443,667	-
TD International Trade	423,722	-
Guangdong TD	273,451	-
	2,140,840	-
Total revenues generated from related parties	$18,384,617	$-

Purchases from a related party

For the years ended December 31, 2020 and 2019, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2020	2019
Purchase of commodity products
Yangzhou TD	$12,612,921	$-
Yunfeihu	3,938,746	-
TD International Trade	192,427	-
Qianhai Baiyu	-	100,180
	$16,744,094	$100,180

In connection with sales of commodity products, the Company recorded cost of revenues with related parties of $16,744,094 and $100,180, respectively, for the years ended December 31, 2020 and 2019,

In connection with the supply chain management services provided customers, Qianhai Baiyu provided related services to support the Company’s loan recommendation services provided to customers and distribution services provided to suppliers. For the year ended December 31, 2020 and 2019, the Company recorded cost of revenue of $nil and $489,231 associated with the supply chain management services related to the support from Qianhai Baiyu.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2020 and 2019:

	For the Fiscal Years ended December 31,
	2020	2019
Audit Fees (1)	$208,500	$195,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$208,500	$195,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees - This category consists of fees for other miscellaneous items.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by BF Borgers CPA PC in 2020 Friedman LLP in 2019. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BF Borgers CPA PC and Friedman LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-36 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
10.1	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.2	Employment Agreement dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 10, 2020
10.3	Director Offer Letter dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 10, 2020
10.4	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2020
10.5	Form of Note Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2020
10.6	Unofficial Translation of Warehousing Agreement dated January 22, 2020, by and between Huamucheng and Foshan Nanchu Storage Management Co., Ltd., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 22, 2020
10.7	Unofficial Translation of Purchase Agreement dated January 22, 2020, by and between Huamucheng and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on January 22, 2020
10.8	Unofficial Translation of Sales Agreement dated January 22, 2020, by and between Huamucheng and Yunfeihu Cross-border E-Commerce Co., Ltd., incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 22, 2020
10.9	Director Offer Letter dated May 14, 2020 by and between Registrant and Wei Sun, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2020

10.10	Unofficial English Translation of the VIE Termination Agreement dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020
10.11	Unofficial English Translation of the Acquisition Agreement dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2020
10.12	Employment Agreement, dated July 28, 2020 by and between the Company and Wei Sun, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 28, 2020
10.13	Share Purchase Agreement dated August 28, 2020 by and among the Company, Vision Loyal Limited, HC High Summit Limited and HC High Summit Holding Limited, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 28, 2020
10.14	Share Purchase Agreement by and entered into among Shenzhen Huamucheng Trading Co., Ltd., Shenzhen Xinsuniao Technology Co., Ltd. and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., dated October 26, 2020, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 29, 2020
10.15	Form of Securities Purchase Agreement by and among TD Holdings, Inc. and certain investors , incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 24, 2020
10.16	Director Offer Letter, dated December 14, 2020, 2020 by and between the Company and Xiangjun Wang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 16, 2020
10.17	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of January 6, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 8, 2021
10.18	Convertible Promissory Note dated January 6, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 8, 2021
10.19	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 12, 2021
10.20	Common Stock Purchase Agreement between the Company and White Lion Capital, LLC dated as of January 19, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 20, 2021
10.21	Placement Agency Agreement between the Company and Univest Securities, LLC dated as of January 6, 2021, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 20, 2021
10.22	Escrow Agreement by and among the Company, Univest Securities, LLC, White Lion Capital, LLC, and Wilmington Trust, National Association dated as of January 19, 2021, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 20, 2021
10.23	Security purchase Agreement between TD Holdings, Inc. and Streeterville Capital, LLC, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 9, 2021
10.24	Convertible Promissory Note dated March 4, 2021, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 9, 2021
10.25	Form of Exercise Agreement between TD Holdings, Inc. and the Holder, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 10, 2021
21.1*	Subsidiaries of Registrant
23.1*	Consent of BF Borgers CPA PC
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: June 4, 2021	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer and Chairwoman of the Board (Principal Executive Officer)

	By:	/s/ Wei Sun
	Name:	Wei Sun
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renmei Ouyang	Chief Executive Officer and Chairwoman of the Board	June 4, 2021
Renmei Ouyang	(Principal Executive Officer)

/s/ Wei Sun	Chief Financial Officer and Director	June 4, 2021
Wei Sun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Qun Xie	Chief Strategy Officer and Director	June 4, 2021
Qun Xie

/s/ Xiangjun Wang	Director	June 4, 2021
Xiangjun Wang

/s/ Henry Heung Ming Wong	Director	June 4, 2021
Henry Heung Ming Wong

/s/ Kecen Liu	Director	June 4, 2021
Kecen Liu

/s/ Weicheng Pan	Director	June 4, 2021
Weicheng Pan

/s/ Donghong Xiong	Director	June 4, 2021
Donghong Xiong

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of TD Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TD Holdings, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matters

Related party transactions

The Company has significant transactions and balances with related parties, including entities controlled by the immediate family member of the Company’s Chief Executive Officer, which are described in Note 12   to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

Disposition of used luxurious car leasing business

As disclosed in Note 3   to the financial statements, the Company completed the disposition of its used luxurious car leasing business during the year ended December 31, 2020. The disposal loss was reported in the financial statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that were material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loans Receivable

As described in Note 2 to the financial statements, the Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As disclosed in the Note 5   and Note 12 to the financial statements, the balances of loans receivable from third parties and related parties were $18.4 million and $44.1   million, respectively, as of December 31, 2020.

The principal considerations for our determination that auditing management’s assessment of impairment of loans receivable is a critical audit matter included the significant judgment made by management when considering factors in assessing collectability of the loan receivables as described above, as well as the likelihood of the occurrence of these factors impacting the collectability. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit of valuation of loans receivable included, but was not limited to, the following procedures:

●	understanding of controls relating to management assessment of the loans receivable allowance;

●	reviewing management’s impairment assessment, including its supporting evidence such as subsequent repayments;

●	examining original transaction related documents;

●	confirming balance with the borrowers;

●	searching public information for the operating and financial conditions of the borrowers;

●	evaluating the sufficiency of the Company’s disclosures to loans receivable.

Acquisition of Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Baiyu”) – Valuation of Intangible Assets Acquired

As described in Note 4 to the financial statements, the Company completed its acquisition of Baiyu for total consideration of $102.6 million during 2020, resulting in approximately $20.1 million in intangible assets and $69.3 million in goodwill being recorded. The intangible assets were mainly comprised of client relationships with definite lives of 6.2 years. Management applied judgment in estimating the fair value of the intangible assets using a discounted cash flow model, which involved the use of significant estimates and assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in connection with the acquisition of Baiyu is a critical audit matter were (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates.

Our audit of the valuation of intangible assets acquired included, but was not limited to, the following procedures:

●	understanding of controls relating to the valuation of intangible assets acquired and controls over the development of the assumptions;

●	reading the purchase agreements, and testing management’s process for estimating the fair value of intangible assets;

●	evaluating the appropriateness of the discounted cash flow models, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions;

●	evaluating whether the assumptions and inputs used were reasonable considering the past performance of the acquiree as well as industry data.

●	evaluating the sufficiency of the Company’s disclosures regarding the intangible assets generated from the acquisition.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado
June 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TD Holdings, Inc. (formerly Bat Group, Inc.)

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to classify certain amounts due to the discontinued operations classification of HC High Summit Limited (“HC High Summit”), as described in Notes 1 and 3, the accompanying consolidated balance sheet of TD Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in equity (deficit), and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the 2019 consolidated financial statements, before the effects of disposition of and related adjustments to reclassify certain amounts due to the discontinued operations classification of HC High Summit, as described in Notes 1 and 3, present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the discontinued operations classification of HC High Summit, as described in Notes 1 and 3, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BF Borgers CPA PC (“BFB”).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We served as the Company’s auditor in 2019.

New York, New York

May 29, 2020

TD HOLDINGS CO., LTD.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
ASSETS
Cash	$2,700,013	$1,777,276
Loans receivable from third parties	18,432,691	576,647
Due from related parties	55,839,045	2,840,728
Other current assets	1,310,562	39,960
Assets of discontinued operations	-	5,743,789
Total current assets	78,282,311	10,978,400

Investments in equity investees	-	410,000
Goodwill	69,322,325	-
Intangible assets, net	19,573,846	-
Total noncurrent assets	88,896,171	410,000

Total Assets	$167,178,482	$11,388,400

LIABILITIES AND EQUITY
Current Liabilities
Bank borrowings	$1,653,247	$-
Third party loans payable	-	315,729
Advances from customers	9,214,369	-
Due to related parties	7,346,021	166,332
Stock subscription advance	-	1,600,000
Income tax payable	5,460,631	14,735
Other current liabilities	3,197,147	200,602
Acquisition payable	15,384,380	-
Current liabilities of discontinued operations	-	3,290,140
Total current liabilities	42,255,795	5,587,538

Deferred tax liabilities	4,893,461	-
Total noncurrent liabilities	4,893,461	-

Total liabilities	47,149,256	5,587,538

Commitments and Contingencies (Note 13)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 79,131,207 and 11,585,111 shares issued and outstanding at December 31, 2020 and 2019, respectively)	79,131	11,585
Additional paid-in capital	151,407,253	38,523,170
Statutory reserve	913,292	-
Accumulated deficit	(39,255,945)	(32,391,040)
Accumulated other comprehensive loss	6,885,495	(334,281)
Total TD Shareholders’ Equity	120,029,226	5,809,434

Non-controlling interest	-	(8,572)
Total Equity	120,029,226	5,800,862

Total Liabilities and Equity	$167,178,482	$11,388,400

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS CO., LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended
	December 31,
	2020	2019
Revenues
Sales of commodity products - third parties	$8,252,866	$100,427
Sales of commodity products - related parties	16,243,777	-
Supply chain management services - third parties	1,631,318	562,586
Supply chain management services - related parties	2,140,840	-
Total Revenues	28,268,801	663,013

Cost of revenues
Commodity product sales - third parties	(7,853,215)	-
Commodity product sales - related parties	(16,744,094)	(100,180)
Supply chain management services - third parties	(43,162)	-
Supply chain management services – related parties	-	(489,231)
Total operating costs	(24,640,471)	(589,411)

Gross profit	3,628,330	73,602

Operating expenses
Selling, general, and administrative expenses	(3,035,598)	(2,334,315)
Total operating expenses	(3,035,598)	(2,334,315)

Other income (expenses), net
Interest income	6,239,943	64,461
Interest expenses	(185,106)	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	(3,400,000)	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	(3,060,000)	-
Impairment of investment securities	-	(200,000)
Impairment of investment in an equity investee	(410,000)	(1,809,251)
Impairment of investment in financial products	-	(1,000,000)
Total other expenses, net	(815,163)	(2,944,790)

Net loss from continuing operations before income taxes	(222,431)	(5,205,503)

Income tax expenses	(2,177,924)	(14,861)

Net loss from continuing operations	(2,400,355)	(5,220,364)

Net loss from discontinued operations, net of tax	(3,551,258)	(1,722,158)

Net loss	(5,951,613)	(6,942,522)
Less: Net loss attributable to noncontrolling interest	-	8,572
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(5,951,613)	$(6,933,950)

Other comprehensive loss
Net loss	$(5,951,613)	$(6,942,522)
Foreign currency translation adjustment	7,219,776	176,776
Comprehensive income (loss)	1,268,163	(6,765,746)
Less: Total comprehensive loss attributable to non-controlling interests	-	8,572
Comprehensive income (loss) attributable to TD Holdings, Inc. Stockholders	$1,268,163	$(6,757,174)

Weighted Average Shares Outstanding-Basic and Diluted	51,273,048	7,776,306

Income (loss) per share- basic and diluted	$(0.12)	$(0.89)
Income (loss) per share continuing - basic and diluted	$(0.05)	$(0.67)
Income (loss) per share discontinued - basic and diluted	$(0.07)	$(0.22)

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS CO., LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Additional			Accumulated other
	Common stock		paid-in	Surplus	Accumulated	comprehensive	Non-controlling	Total
	Shares	Amount	capital	reserve	deficit	income (loss)	interest	Equity
Balance as at December 31, 2018	5,023,906	$5,024	$28,765,346	$-	$(25,457,090)	$(511,057)	$-	$2,802,223
Issuance of common stocks to service providers	502,391	502	883,706	-	-	-	-	884,208
Issuance of common stocks pursuant to registered direct offering, net of transaction cost	3,120,000	3,120	4,650,320	-	-	-	-	4,653,440
Issuance of common stocks in connection with acquisition of an equity investee	1,253,814	1,254	2,217,997	-	-	-	-	2,219,251
Issuance of common stocks in connection with private placements	1,685,000	1,685	588,065	-	-	-	-	589,750
Capital contribution from shareholders of a variable interest entity	-	-	1,417,736	-	-	-	-	1,417,736
Net loss	-	-	-	-	(6,933,950)	-	(8,572)	(6,942,522)
Foreign currency translation adjustments	-	-	-	-	-	176,776	-	176,776
Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$-	$(32,391,040)	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	19,000,000	19,000	20,081,000	-	-	-	-	20,100,000
Issuance of common stocks in connection with registered direct offering	8,000,000	8,000	19,992,000	-	-	-	-	20,000,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Issuance of common stocks in connection with exercise of warrants	20,546,096	20,546	36,333,185	-	-	-	-	36,353,731
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes	-	-	3,060,000	-	-	-	-	3,060,000
Share based compensation	-	-	37,898	-	-	-	-	37,898
Disposal of subsidiaries	-	-	-	-	-	(35,672)	8,572	(27,100)
Appropriation of statutory reserve	-	-	-	913,292	(913,292)	-	-	-
Net loss	-	-	-	-	(5,951,613)	-	-	(5,951,613)
Foreign currency translation adjustments	-	-	-	-	-	7,255,448	-	7,255,448
Balance as at December 31, 2020	79,131,207	$79,131	$151,407,253	$913,292	$(39,255,945)	$6,885,495	$-	$120,029,226

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	(5,951,613)	(6,942,522)
Less: Net loss from discontinued operations	3,551,258	1,722,158
Net loss from continuing operations	(2,400,355)	(5,220,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of right of use assets	176,225	-
Amortization of intangible assets	514,618	-
Impairment of financial product	-	1,000,000
Stock-based compensation to service providers	-	884,208
Stock-based compensation to senior management	37,899	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	3,400,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	3,060,000	-
Impairment on investment securities	-	200,000
Impairment of equity investments	410,000	1,809,251
Deferred tax benefits	(135,930)
Changes in operating assets and liabilities, (net of assets and liabilities acquired and disposed):
Other current assets	(776,626)	(39,984)
Inventories	403,471	-
Prepayments	13,317,930	-
Due from related parties	(4,327,269)	-
Advances from customers	6,692,708	-
Due to related parties	5,321,874	-
Income tax payable	2,313,853	14,861
Other current liabilities	2,148,993	(1,451,853)
Lease liabilities	(176,225)	-
Net cash provided by (used in) operating activities from continuing operations	29,981,166	(2,803,881)
Net cash (used in) provided by operating activities from discontinued operations	(125,133)	638,249
Net cash provided by (used in) operating activities	29,856,033	(2,165,632)

Cash Flows from Investing Activities:
Investments in financial products	-	(1,000,000)
Investment in one subsidiary, net of cash acquired	(82,227,328)	-
Payment made on loan to related parties	(47,114,208)	(2,865,070)
Payment made on loans to third parties	(173,673,614)	(576,647)
Collection of loans from third parties	170,432,603	-
Net cash used in investing activities from continuing operations	(132,582,547)	(4,441,717)
Net cash used in investing activities from discontinued operations	-	(4,432,199)
Net cash used in investing activities	(132,582,547)	(8,873,916)

Cash Flows from Financing Activities:
Repayment of third party borrowings	(318,748)	-
Proceeds from borrowings from third parties	-	318,434
Proceeds from borrowings from related parties	1,613,696	212,193
Capital injection from shareholders	-	1,417,736
Stock subscription advance received from shareholders	-	1,600,000
Proceeds from registered direct offering, net of transaction costs	20,000,000	4,653,440
Proceeds from issuance of common stock under private placement transactions	18,500,000	589,750
Proceeds from issuance of convertible promissory notes	30,000,000	-
Proceeds from issuance of common stocks relating to exercise of warrants by warrant holders	36,353,731	-
Net cash provided by financing activities from continuing operations	106,148,679	8,791,553
Net cash provided by financing activities from discontinued operations	-	3,038,151
Net cash provided by financing activities	106,148,679	11,829,704

Effect of Exchange Rate Changes on Cash	(2,499,428)	172,411

Net Increase in Cash	922,737	962,567
Cash, Beginning of Year	1,777,276	1,484,116
Cash, End of Year	$2,700,013	$2,446,683
Less: Cash from discontinued operations	-	(669,407)
Cash from continuing operations	$2,700,013	$1,777,276

Cash paid for interest expense	$18,073	$41,053
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$186,191	$61,648
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$1,600,000	$-
Issuance of common stocks in connection with conversion of convertible notes	$30,000,000	$-
Issuance of common stocks in connection with cashless exercise of 962,022 warrants	$1,269,869	$-
Fair value of HC High Summit assets disposed	$5,320,768	$-
HC High Summit liabilities derecognized	$(2,606,257)	$-
Issuance of common stocks in exchange of investments in one equity investee	$-	$410,000

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

Disposal of HC High Summit Limited

On August 28, 2020, the Company closed the sales of HC High Summit Limited and its subsidiaries and Beijing Tianxing Kunlun Technology Co. Ltd. (“Beijing Tianxing”), the VIE with Vision Loyal Limited (“Vision Loyal”), at a nominal consideration of $1.00 based on a valuation report presented by a third party valuation firm.

Acquisition of subsidiaries

On September 11, 2020, the Company consolidated Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”) and its wholly owned subsidiary, Tongdow E-trading Limited (“Tongdow HK”). Both entities were holding companies incorporated in accordance with the laws and regulations of Hong Kong. The consideration was zero because both entities have not commenced any operations before the date of acquisition.

On October 26, 2020, the Company, through Huamucheng, closed acquisition of Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”) from Shenzhen Xinsuniao Technology Co., Ltd. (“Shenzhen Xinsuniao”). Shenzhen Xinsuniao was the record holder and beneficial owner of all registered paid-up capital of the Qianhai Baiyu. Huamucheng agreed to pay to the Shenzhen Xinsuniao an aggregate cash consideration of RMB670 million (approximately $102.6 million), of which 85% was paid before December 25, 2020 and the remaining 15% will be paid in installments on or before December 25, 2021.

As of December 31, 2020, the Company conducts business through Huamucheng, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services.

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The accompanying consolidated financial statements reflect the activities of Huamucheng and each of the following holding entities:

Name	Background		Ownership
HC High Summit Holding Limited (“HC High BVI”)	●	A BVI company	100% owned by the Company
	●	Incorporated on March 22, 2018
	●	A holding company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on April 2, 2020
	●	A holding company

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on March 28, 2007
	●	A holding company

Tongdow E-trading Limited (“Tongdow HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on November 25, 2010
	●	A holding company

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	●	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”)	WFOE, 100% owned by Tongdow Block Chain
	●	Incorporated on April 2, 2020
	●	Registered capital of $10 million
	●	A holding company

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	●	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on July 16, 2020
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”)	●	A PRC limited liability company	VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on December 30, 2013
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Qianhai Baiyu	●	A PRC limited liability company	A wholly owned subsidiary of Huamucheng
	●	Incorporated on August 17, 2016
	●	Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

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

Upon closing of the Disposition on August 28, 2020, Vision Loyal became the sole shareholder of HC High HK and as a result, assumed all assets and obligations of all the subsidiaries and VIE entities owned or controlled by HC High HK. See Note 3 for details of assets and liabilities of discontinued operations.

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The following diagram illustrates our corporate structure as of the December 31, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Business combination

The Company accounted for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The carrying value of financial items of the Company, including cash and cash equivalents, loans receivable due from third parties, accounts receivable, due from related parties, bank borrowings, third parties loans payable, other current liabilities and acquisition payable, approximate their fair values due to their short-term nature.

The inputs used to measure the estimated fair value of warrants are classified as Level 3 fair value measurement due to the significance of unobservable inputs using company-specific information. The valuation methodology used to estimate the fair value of warrant liabilities is discussed in Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains most of its bank accounts in the PRC. Cash balances in bank accounts in the PRC are not insured by the Federal Deposit Insurance Corporation or other programs.

Accounts receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2020 and 2019, the Company did not accrue allowance for uncollectible balances.

Loans receivable due from third parties

The Company provided loans to certain third parties for the purpose of making use of its cash.

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2020 and 2019, the Company did not accrue allowance against loans receivables due from third parties.

Investments in an equity investee

On December 17, 2019, the Company issued 1,253,814 shares of common stock to acquire 20% of the equity ownership interest in Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”) for the purpose of promoting car leasing business in Zhejiang province (see Note 6).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments in financial products

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund (“PE fund”) in order to earn investment income. These financial products bear variable return rate and are redeemable on each anniversary after the Company’s initial investment.

In accordance with ASU 2016-01, the Company accounts for its investments in financial products using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer that were completed on or after January 1, 2019.

Intangible assets

The Company’s intangible assets consist primarily of customer relationships, which are generally recorded in connection with acquisitions at their fair value. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the opinion to assess qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow was determined using management’s estimates and assumptions.

For the year ended December 31, 2020, the Company did not record an impairment loss against goodwill.

Impairment of long-lived assets other than goodwill

Long-lived assets, including intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

For the year ended December 31, 2020, the Company did not record an impairment loss against intangible assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue recognition

The Company generates revenue associated with commodity trading and revenue associated with supply chain management services are accounted for in accordance with ASC 606.

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

Revenue from sales of commodity products

In December 2019, the Company started its commodity trading business through its VIE Huamucheng. The commodity trading business primarily involves purchasing non-ferrous metal product (such as aluminium ingots, copper, silver, and gold) from metal and mineral suppliers and then selling to customers. The Company makes advance payments to suppliers to purchase the metal products, requests suppliers to ship products to designated warehouse. Upon obtaining purchase orders and receipt of full advance payments from customers, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service business as defined below:

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

Commodity distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the year ended December 31, 2020 and 2019, the Company earned commodity distribution service fees $1,631,318   and $238,963 from facilitating such sales transactions with third party customers and earned distribution service fees of $2,140,840 and $nil from facilitating such sales transactions with related party customers  .

Contract liabilities

The supply chain management service fees are collected either in advance to provision of services or after the services. In cases where fees are collected in advance, the fees are recorded as “advances from customers” in the consolidated balance sheets. Advance from customers is recognized as revenue when the Company delivers the supply chain management services to its customers.

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

Income taxes (continued)

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax position or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2020 and 2019. As of December 31, 2020, all of the Company’s income tax returns for the tax years ended December 31, 2015 through December 31, 2019 remain open for statutory examination by relevant tax authorities.

Loss per share

Basic loss per share is computed by dividing the net loss income by the weighted average number of common shares outstanding during the period. Diluted loss income per share is the same as basic loss income per share due to the lack of dilutive items in the Company. The number of warrants is excluded from the computation because of its anti-dilutive effect.

Share-based compensation

Share-based compensation granted to the Company’s senior management and nonemployees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

At each date of measurement, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. The Company is required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the share-based compensation changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current reporting period.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment reporting

The Company had two operating business lines, including business with metal products trading and supply chain management services business conducted by Huamucheng (“Commodity Trading and Supply Chain Management Services”) and used luxurious car leasing business (“Used Car Leasing”) conducted by Beijing Tianxing. However, due to changes in our organizational structure associated with the used luxurious car leasing business as a discontinued operation (Note 3 – Discontinued operation), management has determined that the Company now operates in one operating segment with one reporting segment. The accounting policies of our one reportable segment are the same as those described in this Note 2.

Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period, primarily for the effects of discontinued operations.

Recent accounting pronouncement

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASC 2019-10,”) which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. As amended by ASU 2019-10, annual or interim goodwill impairment tests are performed in fiscal years beginning after December 15, 2022. We do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations and cash flows.

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

On August 28, 2020, management was authorized to approve and commit to a plan to sell HC High HK, therefore the major assets and liabilities relevant to the disposal are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net income (loss) separate from the net loss of continuing operations in accordance with ASC 205-20-45. The following is a reconciliation of net loss of $3.0 million from disposition in the consolidated statements of operations and comprehensive income (loss):

Fair value
Consideration in exchange for the disposal	$1
Noncontrolling interest of HC High Summit Limited	(15,645)
Less: Net assets (comprised of assets of $5,320,768 and liabilities of $2,606,257)	(2,714,511)
(2,730,155)
Impairment of amounts due HC High Summit Limited	(321,180)
Foreign currency translation adjustment	45,697
Net loss from disposal of discontinued operations	$(3,005,638)

3.	DISPOSITION OF HC HIGH SUMMIT LIMITED (CONTINUED)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale in the consolidated balance sheet as of August 28, 2020 and December 31, 2019.

	August 28, 2020	December 31, 2019
Carrying amounts of major classes of assets held for sale:
Cash	$84	$669,407
Loans receivable from third parties	1,568,418	1,429,280
Due from related parties	463,391	470,155
Other current assets	488,911	126,657
Investments in equity investees	554,711	562,807
Leasing business assets, net	2,229,819	2,426,109
Other noncurrent assets	15,434	59,374
Total assets of disposal group	$5,320,768	$5,743,789
Carrying amounts of major classes of liabilities held for sale:
Third party loans payable	$1,168,660	$2,052,238
Due to related parties	1,056,249	1,003,154
Other current liabilities	381,348	234,748
Total liabilities of disposal group	$2,606,257	$3,290,140

The following is a reconciliation of the amounts of major classes of operations classified as discontinued operations in the consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019
Discontinued Operations
Income from operating leases	$13,946	$1,830,148
Cost of operating lease	(323,608)	(1,544,120)
Total operating cost and expenses	(168,888)	(1,642,240)
Total other expenses, net	(67,070)	(365,946)
Net loss from disposal of discontinued operations	(3,005,638)	-
Net Loss from Discontinued Operations	$(3,551,258)	$(1,722,158)

4.	ACQUISITION OF QIANHAI BAIYU

As of December 31, 2019, Qianhai Baiyu was identified as a related party of the Company, as Qianhai Biayu was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng before March 31, 2020. On March 31, 2020, Mr. Zhiping Cheng transferred its equity interest in Qianhai Baiyu to Shenzhen Xinsuniao, and Qianhai Baiyu became a third party to the Company.

On October 26, 2020, the Company, through Huamucheng, entered into certain share purchase agreements (the “SPA”) with Shenzhen Xinsuniao, to acquire 100% equity interest of Qianhai Baiyu, which is primarily engaged in sales of commodity products and provision of supply chain management services in the PRC.

On the same date, the Company closed acquisition of Qianhai Baiyu for an aggregated cash consideration of RMB670 million (approximately $102.6 million), of which 85% was paid before December 25, 2020 and the remaining 15% or $15.4 million, which was recorded in the account of “acquisition payable”, will be paid in installments on or before December 25, 2021.

The transaction was accounted for as a business combination using the purchase method of accounting in accordance with ASC 805-10-20. The purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Qianhai Baiyu as of the acquisition date:

As of October 26, 2020
Cash and cash equivalents	$287,129
Inventories	406,503
Prepayments	27,917,158
Other current assets	374,300
Intangible assets (customer relationship)	20,117,564
Bank borrowings	(1,653,247)
Advances from customers	(2,302,998)
Taxes payable	(4,173,333)
Other current liabilities	(2,703,477)
Deferred tax liabilities	(5,029,391)
Goodwill	69,322,325
Total purchase consideration	$102,562,533

The intangible assets mainly include customer relationship of $20.1 million, with definite lives of 6.2 years. Amortization expenses of $514,618 related to the customers relationship was recorded for the year ended December 31, 2020. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2020 is as follows:

For the year ended December 31	Amortization expenses
2021	$3,262,308
2022	3,262,308
2023	3,262,308
2024	3,262,308
2025 and thereafter	6,524,614
$19,573,846

The goodwill of $69.3 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Qianhai Baiyu. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2020, the Company did not note indicators of impairment and did not record an impairment against goodwill.

Deferred tax liabilities arose from the temporary difference of intangible assets acquired from the acquisition.

4.	ACQUISITION OF QIANHAI BAIYU (CONTINUED)

The amounts of revenue and net loss of Qianhai Baiyu included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2020 are as follows:

From acquisition date to December 31, 2020
Net revenue	$13,859,161

Net income	$720,871

The following table presents the Company’s unaudited pro forma results for the years ended December 31, 2020 and 2019, respectively, as if the Qianhai Baiyu was acquired on January 1, 2019. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the years ended December 31,
	2020		2019
Pro forma revenue	$93,249,822		$22,115,560
Pro forma net income (loss)	$2,515,744	(1)(2)	(3,412,879	)(1)(2)
Pro forma net income (loss) attributable to TD Holdings, Inc.	$2,515,744	(1)(2)	(3,404,307	)(1)(2)
Pro forma income (loss) per share - basic and diluted	$0.05		$(0.48)
Weighted average shares - basic and diluted	51,273,048		7,122,560

(1)	Includes intangibles asset amortization expense of $2,265,491 and $3,262,308 for the years ended December 31, 2020 and 2019, respectively.

(2)	Includes deferred tax benefits relating to the intangible asset amortization of $566,373 and $815,577 for the years ended December 31, 2020 and 2019, respectively.

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	December 31, 2020	December 31, 2019
Loans receivable from Shenzhen Xinsuniao	$-	$-
Loans receivable from Qianhai Baiyu	-	-
Loans receivable from others	18,432,691	576,647
Loan receivable from other third parties	$18,432,691	$576,647

Loans receivable from Shenzhen Xinsuniao

On March 25, 2020, the Company entered into a revolving credit facility with Shenzhen Xinsuniao to provide a credit line of RMB 568 million or approximately $80 million to Shenzhen Xinsuniao. Shenzhen Xinsuniao was reputable for their extensive experiences in supply chain services for commodities trading.

Pursuant to the loan agreement, the proceeds should solely be used for the operations of the commodity trading business including sales and purchase of commodity products, and supply chain management services. Each loan was repayable in twelve months from disbursement, with a per annum interest rate of 10%. However in practice, the loans are generally revolving every three months, which matches the transaction turnover of Shenzhen Xinsuniao.

The revolving credit facility lasted for a period of two years. Shenzhen Xinsuniao pledged 100% of its equity interest in Qianhai Baiyu, which enterprise value was estimated at approximately $106 million. Upon the Company’s acquisition of Qianhai Baiyu on October 26, 2020, the Company terminated the revolving credit facility agreement with Shenzhen Xinsuniao. For the year ended December 31, 2020, the Company provided revolving loans aggregating $157,965,155 and fully collected outstanding balance as of December 31, 2020. As of December 31, 2020, the Company had no loan receivable due from Shenzhen Xinsuniao. For the year ended December 31, 2020, the Company collected and recognized interest income of $4,691,905 from Shenzhen Xinsuniao.

Loans receivable from Qianhai Baiyu

The Company had a balance of $1,669,342 due from Qianhai Baiyu, which was recorded as a balance due from a related party because Qianhai Biayu was controlled by Mr. Zhiping Chen, the legal representative of Huamucheng before March 31, 2020. On March 31, 2020, Mr. Zhiping Cheng transferred its equity interest in Qianhai Baiyu to Shenzhen Xinsuniao, and Qianhai Baiyu became a third party to the Company. On October 26, 2020, the Company acquired 100% equity interest in Qianhai Baiyu, and the balance due from Qianhai Baiyu was eliminated on the consolidation level.

For the loans before acquisition date, the Company charged an interest rate of 10% per annum. Prior to October 26, 2020, the Company collected and recognized interest income of $84,034.

Loans receivable from other third parties

For the year ended December 31, 2020, the Company entered into four loan agreements with five third parties, four of which were customers of the Company. The Company provided loans aggregating $17,424,696 for the purpose of making use of idle cash and maintaining long-term customer relationship. These loans will mature in May 2021 through December 2021, and charges interest rate of 10.95% per annum on these customers.

5.	LOANS RECEIVABLE FROM THIRD PARTIES (CONTINUED)

As of December 31, 2020, the Company had loan receivable balance of $18,432,691 due from the four customers. For the year ended December 31, 2020, the Company recognized interest income of $107,000   from four customers. As of December 31, 2020, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

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

Interest income of $6,239,012   and $37,112 was recognized for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company recorded an interest receivable of $1,290,864 and $37,112 as reflected under “other current assets” in the consolidated balance sheets.

6.	INVESTMENTS IN AN EQUITY INVESTEE

As of December 31, 2020, the Company’s investments in equity investees were comprised of the following:

	Investment	% of ownership	Investment dates
Hangzhou Yihe Network Technology Co., Ltd. (“Hangzhou Yihe”)	410,000	20%	December 17, 2019
Less: Impairment of investment in Hangzhou Yihe	(410,000)
	$-

October 14, 2019, the Company entered into an agreement with Hangzhou Yihe and agreed to issue 1,253,814 shares of the Company’s common stock to acquire 20% equity interest in Hangzhou Yihe. On December 17, 2019, the Company closed the acquisition.

For the year ended December 31, 2020, Hangzhou Yihe did not resume operations as affected by COVID-19. As a result, the Company had no share of results of equity investees for the period. Because the resume of business was unknown and the Company did not further focus on used luxurious car leasing business, the management determined the decline in fair value below the carrying value is other-than-temporary. As of December 31, 2020, the Company provided full impairment against the investment in the equity investee.

7.	OTHER CURRENT LIABILITIES

	December 31, 2020	December 31, 2019
Other payable	$-	$128,301
Accrued interest expenses	-	163
Accrued payroll and benefit	993,985	29,466
Other tax payable	2,181,938	35,169
Others	21,224	7,503
	$3,197,147	$200,602

8.	STOCK SUBSCRIPTION ADVANCE FROM SHAREHOLDERS

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, at a per share purchase price of $0.80. As of December 31, 2019, the Company received the proceeds of $1,600,000 in advance from the Purchasers and recorded the amount as “stock subscription advance from shareholder”. On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the Purchasers.

9.	EQUITY

Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $0.001 per share.

Common stock issued in private placements

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, at a per share purchase price of $0.80. The Company received proceeds of $2,000,000 in November 2019. On February 5, 2020, the Company issued 2,000,000 shares of Common Stock to the investors.

On January 22, 2020, the Company entered into certain securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share purchase price of $0.90. The transaction was consummated in March 2020 by issuance of 15,000,000 shares of Common Stock. The Company received proceeds of $13,500,000 in April 2020.

On September 1, 2020, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell an aggregate of 2,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $2.50. The transaction was consummated in September 2020 by issuance of 2,000,000 shares of Common Stock. The Company received proceeds of $5,000,000 in November 2020.

Common stock issued in registered direct offering

On November 20, 2020, the Company and certain investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 8,000,000 shares of common stock in a registered direct offering, for gross proceeds of approximately $20 million. The purchase price for each share of Common Stock is $2.50. The transaction was consummated in November 2020 by issuance of 8,000,000 shares of Common Stock. The Company received proceeds of $20,000,000 in November 2020.

Common stock issued in connection with exercise of convertible notes and warrants

On January 22, 2020, the Company also agreed to sell unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $30,000,000 accompanied by warrants to purchase 20,000,000 shares of Common Stock issuable upon conversion of the Notes at an exercise price of $1.80 (the “2020 Warrants”). On March 23, 2020, the Company issued the Notes and 2020 Warrants to the investors. In April 2020, the Company received the proceeds of $30,000,000 from the issuance of Notes and 2020 Warrants.

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

9.	EQUITY (CONTINUED)

Common Stock (continued)

Issuance and exercise of convertible notes and warrants

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

The total note discount was recognized at $6.46 million ($3.06 million from the allocation of proceeds to the Warrants and an additional $3.4 million from the measurement of the intrinsic value of the conversion option). The Note discount was initially recognized as a reduction to the carrying amount of the Notes and an addition to paid-in capital, and was to be subsequently amortized to interest expense using the effective interest method over the Note period.

In April 2020, the Holders elected to convert the Notes at a conversion price of $1.50 per share and also exercise the Warrants at an exercise price of $1.80 per share, and paid cash consideration of $36,000,000 for the exercise of the Warrants by April 15, 2020. As a result, an aggregate of 40,000,000 shares of the Company’s Common Stock were issued on May 18, 2020. The Company received proceeds aggregating $66,000,000 from the transaction, and upon settlement of the Note and the 2020 Warrants, the Company immediately expensed the Note discount of $6.46 million For the year ended December 31, 2020, the Company recognized amortization of beneficial conversion feature relating to issuance of convertible notes of $3.4 million and amortization of relative fair value of warrants relating to issuance of conversion notes of $3.06 million.

Common stocks issued for exercise of warrants by holders of warrants

During July 2020 through August 2020, the holders of warrants issued in direct offerings closed on April 11, 2019 (“April Offer”) elected to exercise 150,000 shares of warrants at an exercise price of $2.2. The Company received proceeds of $330,000 through escrow account and issued 150,000 shares of common stocks.

During July 2020 through August 2020, the holders of warrants issued in direct offerings closed on May 20, 2019 (“May Offer”) elected to exercise 17,978 shares of warrants at an exercise price of $1.32, and exercise 962,022 shares of warrants at cashless exercise. The Company received proceeds of $23,731 through escrow account and issued 396,096 shares of common stocks.

Warrants

A summary of warrants activity for the years ended December 31, 2020 and 2019 was as follows:

	Number of shares	Weighted average life (Years)	Weighted average exercise price
Balance of warrants outstanding as of December 31, 2018	273,370	3.94 years	21.00
Grants of Warrants on April 11, 2019	1,680,000	5.00 years	2.20
Grants of Warrants on May 20 2019	1,080,000	5.50 years	1.32
Balance of warrants outstanding as of December 31, 2019	3,033,370	4.38 years	3.58
Grants of Warrants on January 22, 2020	20,000,000		1.80
Exercise of Warrants granted on April 11, 2019	(150,000)	5.00 years	2.20
Exercise of Warrants granted on May 20, 2019	(980,000)	5.50 years	1.32
Exercise of Warrants granted on January 22, 2020	(20,000,000)		1.80
Balance of warrants outstanding as of December 31, 2020	1,903,370	3.13 years	4.85

9.	EQUITY (CONTINUED)

Warrants (continued)

As of December 31, 2020, the Company had 1,903,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 1,630,000   shares of warrants were issued in two direct offerings closed on May 20, 2019 (“May Offering”) and April 11, 2019 (“April Offering”). The intrinsic value of warrants as December 31, 2020 amounted to $27,000. As of December 31, 2019, the Company had 3,033,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, 1,680,000 shares of warrants were issued in April Offering and 1,080,000 shares of warrants were issued in May Offering.

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

Statutory reserve

The Company is required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

As of December 31, 2020 and 2019, the Company’s PRC profit generating subsidiaries accrued statutory reserve funds of $913,292 and $nil, respectively.

10.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended December 31,
	2020	2019
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(5,951,613)	$(6,933,950)

Weighted Average Shares Outstanding-Basic and Diluted	51,273,048	7,776,306

Income (loss) per share - basic and diluted	$(0.12)	$(0.89)
Net loss per share from continuing operations – basic and diluted	$(0.05)	$(0.67)
Net loss per share from discontinued operations – basic and diluted	$(0.07)	$(0.22)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2020 and 2019. The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was antidilutive.

	December 31, 2020	December 31, 2019
Warrants	1,903,370	3,033,370
	1,903,370	3,033,370

11.	INCOME TAXES

The United States of America

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, which has made significant changes to the Internal Revenue Code. Those changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S. As of December 31, 2020, due to uncertainties surrounding future utilization, the Company recorded a full valuation allowance against the deferred tax assets based upon management’s assessment as to their realization.

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

11.	INCOME TAXES (CONTINUED)

Income tax expenses consist of the following:

	For the Years Ended December 31,
	2020	2019
Current income tax expenses	$(2,313,854)	$(14,861)
Deferred income tax benefits	135,930	-
Income tax expenses	$(2,177,924)	$(14,861)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2020 and 2019.

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards in the PRC	$1,742	$-
Federal Net operating loss carryforwards in the U.S.	1,858,126	1,421,677
State Net operating loss carryforwards in the U.S.	1,150,269	880,096
Amortization of beneficial conversion feature relating to issuance of convertible notes	714,000	-
Amortization of relative fair value of warrants relating to issuance of convertible notes	642,600	-
Impairment of investment securities	-	200,000
Impairment of equity investment	86,100	221,943
Impairment of financial products	-	210,000
Less: valuation allowance	(4,452,837)	(2,933,716)
	$-	$-
Deferred tax liabilities
Amortization of intangible assets acquired in business combination	$4,893,461	$-
	$4,893,461	$-

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2020	2019
PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	(157.8)%	(4.0)%
Effect of non-deductible expenses	(0.8)%	0%
Effect of valuation allowance for deferred tax assets	(845.6)%	(21.3)%
Effective tax rate	(979.2)%	$(0.3)%

As of December 31, 2020 and 2019, the Company had U.S. domestic cumulative tax loss carryforwards of $8.8 million and $6.8 million, respectively, which may be available to reduce future income tax liabilities and will expire in the years 2027 through 2037. In addition, the Company had minimal PRC tax loss carryforwards will expire beginning year 2021 to year 2025.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. Full valuation allowance of $4,452,837 was recorded against deferred tax assets.

11.	INCOME TAXES (CONTINUED)

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2020 and 2019 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

12.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of December 31, 2020 and 2019, the balances with related parties were as follows:

-	Due from related parties

	December 31, 2020	December 31, 2019*
Qianhai Baiyu (i)	$-	$2,840,728
TD International Trade (ii)	4,592,698	-
Yangzhou TD (iii)	3,041,180	-
Zhejiang TD (iii)	8,734,024	-
Yunfeihu (iv)	19,830,214	-
TTHD (v)	19,640,929	-
Total due from related parties	$55,839,045	$2,840,728

*	The balance due from related parties as of December 31, 2019 have been reclassified to conform to the consolidated balance sheets as of December 31, 2020, primarily for the effects of discontinued operations.

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

On March 31, 2020, Mr. Zhiping Chen transferred his controlling equity interest to an unrelated third party and Qianhai Baiyu was not a related party of the Company. On October 26, 2020, the Company acquired 100% equity interest in Qianhai Baiyu, and the balance due from Qianhai Baiyu was eliminated on the consolidation level. (Note 5).

(ii)

The balance due from TD International Trade consisted of loan receivable of $3,053,914, interest receivable of $8,000 and prepayments of $1,530,784 for commodity products.

In December 2020, the Company provided loans of approximately $2.9 million to TD International Trade with a loan term of one year. Both loan principal and internet were due in December 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $8,000 as of December 31, 2020.

(iii)	The balance due from Yangzhou TD and Zhejiang TD represented prepayments for commodity products.
(iv)

The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest will be due in August 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $195,000 as of December 31, 2020.

(v)	The balance due from TTHD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum. The Company recognized interest receivable of $50,000 as of December 31, 2020.

-	Due to related parties

	December 31, 2020	December 31, 2019*
Guangzhou Chengji (1)	$1,878,511	$164,897
Yunfeihu (2)	4,235,680	-
Guangdong TD (2)	612,313	-
Shenzhen Meifu (2)	317,637	-
Beijing TD (2)	300,992	-
Other related parties	888	-
Guotao Deng (3)	-	1,435
Total due to related parties	$7,346,021	$166,332

*	The balance due from related parties as of December 31, 2019 have been reclassified to conform to the consolidated balance sheets as of December 31, 2020, primarily for the effects of discontinued operations.

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. For the year ended December 31, 2020 and 2019, the Company borrowed loans of $1,461,030 and $166,309, respectively, from Guangzhou Chengji. The loans bear annual interest rate of 8% and maturity date of December 4, 2020. For the years ended December 31, 2020 and 2019, the Company accrued interest expenses of $104,522 and $nil, respectively.

12.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties (continued)

(2)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.
(3)

The balances due to Guotao Deng represent the operating expenses paid by the related parties on behalf of the Company. The balance is payable on demand and interest free.

Mr. Guotao Deng was a legal representative before December 31, 2019, thus he was not a related party of the Company from January 1, 2020.

3)	Transactions with related parties

-	Revenues generated from related parties

For the years ended December 31, 2020 and 2019, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2020	2019
Revenue from sales of commodity products
Yunfeihu	$10,515,531	$-
Yangzhou TD	3,994,689	-
Shanghai TD	1,024,546	-
TD International Trade	709,011	-
	16,243,777	-

Revenue from supply chain management services
Yunfeihu	1,443,667	-
TD International Trade	423,722	-
Guangdong TD	273,451	-
	2,140,840	-
Total revenues generated from related parties	$18,384,617	$-

-	Purchases from a related party

For the years ended December 31, 2020 and 2019, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2020	2019
Purchase of commodity products
Yangzhou TD	$12,612,921	$
Yunfeihu	3,938,746		-
TD International Trade	192,427		-
Qianhai Baiyu	-		100,180
	$16,744,094		$100,180

In connection with sales of commodity products, the Company recorded cost of revenues with related parties of $16,744,094 and $100,180, respectively, for the years ended December 31, 2020 and 2019,

In connection with the supply chain management services provided customers, Qianhai Baiyu provided related services to support the Company’s loan recommendation services provided to customers and distribution services provided to suppliers. For the year ended December 31, 2020 and 2019, the Company recorded cost of revenue of $nil and $489,231 associated with the supply chain management services related to the support from Qianhai Baiyu.

13.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

The Company leases offices which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

During the year ended December 31, 2020, the Company early terminated one operating lease arrangement, the Company provided full impairment of $176,225 for right-of-use lease assets for the year ended December 31, 2020.   Accordingly the lease liabilities relating to the operating lease arrangement was extinguished.

As of December 31, 2020, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,200. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term.

Lease expenses for the year ended December 31, 2020 and 2019 was $192,594 and $ nil, respectively.

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

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

c	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2020, approximately $2.64 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

14.	RISKS AND UNCERTAINTIES (CONTINUED)

3)	Foreign currency risk

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	December 31,
	2020	2019
Balance sheet items, except for equity accounts	6.5326	6.9680

	For the years ended December 31,
	2020	2019
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.9020	6.9088

15.	SUBSEQUENT EVENTS

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville Capital”), pursuant to which the Company issued Streeterville Capital an unsecured promissory note on January 6, 2021 in the original principal amount of $1,670,000, convertible into shares of common stock of the Company, for $1,500,000 in gross proceeds.

On January 7, 2021, the Company entered into certain securities purchase agreement (the “SPA”) with Ms. Renmei Ouyang, the Chief Executive Officer and Chairwoman of the Company, and Mr. Shuxiang Zhang, both of whom are “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of its common stock, at a per share purchase price of $1.63, which is the closing price of the Common Stock on the date immediate prior to the date of the SPA. The gross proceeds from such Offering will be $24,450,000. Since Ms. Ouyang and Mr. Zhang are affiliates of the Company, the offering was approved by the Audit Committee of the Board of Directors of the Company, which solely consistent of independent directors, as well as the Board of Directors of the Company.

On January 19, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Investor is committed to purchase up to 15,700,000 shares (the “Purchase Notice Shares”) of the Company common stock with an aggregate of forty million dollars ($40,000,000) (the “Commitment Amount”) from time to time during a certain commitment period (the “Commitment Period”) as defined in the Purchase Agreement, at a purchase price (the “Purchase Price”) of 90% of the lowest daily volume-weighted average price of the Company’s Common Stock during a valuation period of three business days prior to the closing of each Purchase Notice received by the Investor.