Form 10-Q
period 2021-03-31
TD Holdings, Inc.
filed 2021-06-25
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 25, 2021, 97,043,566 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2021and December 31, 2020

(Expressed in U.S. dollars, except for the number of shares)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$5,636,001	$2,700,013
Loans receivable from third parties	19,179,132	18,432,691
Due from related parties	77,015,858	55,839,045
Prepayments	8,078,375	-
Other current assets	2,500,626	1,310,562
Total current assets	112,409,992	78,282,311

Goodwill	69,068,576	69,322,325
Intangible assets, net	23,661,293	19,573,846
Total noncurrent assets	92,729,869	88,896,171

Total Assets	$205,139,861	$167,178,482

LIABILITIES AND EQUITY
Current Liabilities
Bank borrowings	$1,464,174	$1,653,247
Advances from customers	14,620,048	9,214,369
Due to related parties	9,123,472	7,346,021
Convertible notes	4,610,250	-
Income tax payable	5,971,376	5,460,631
Other current liabilities	3,164,672	3,197,147
Acquisition payable	15,328,066	15,384,380
Total Current Liabilities	54,282,058	42,255,795

Non-current Liabilities
Deferred tax liabilities	4,672,401	4,893,461
Total Non-current Liabilities	4,672,401	4,893,461

Total Liabilities	58,954,459	47,149,256

Commitments and Contingencies (Note12)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 96,293,566 and 79,131,207 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	96,294	79,131
Additional paid-in capital	179,472,904	151,407,253
Statutory reserve	913,292	913,292
Accumulated deficit	(40,539,005))	(39,255,945)
Accumulated other comprehensive income	6,241,917	6,885,495
Total Equity	146,185,402	120,029,226

Total Liabilities and Equity	$205,139,861	$167,178,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2021 and 2020

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2021	2020

Revenues
- Sales of commodity products – related parties	$20,403,015	$1,053,632
- Sales of commodity products – third parties	9,033,467	-
- Supply chain management services – related parties	-	43,647
- Supply chain management services – third parties	145,775	108,837
Total revenue	29,582,257	1,206,116

Cost of revenue
- Commodity product sales-related parties	(20,386,181)	(1,055,539)
- Commodity product sales-third parties	(9,032,412)
- Supply chain management services-third parties	(1,050)	(321)
Total cost of revenue	(29,419,643)	(1,055,860)

Gross profit	162,614	150,256

Operating expenses
Selling, general, and administrative expenses	(1,570,379)	(301,697)
Total operating expenses	(1,570,379)	(301,697)

Net Operating Loss	(1,407,765)	(151,441)

Other income/(expense), net
Interest income	2,098,857	80,180
Interest expense	(127,423)	(22,870)
Other income (expense), net	(6,434)	-
Total other income, net	1,965,000	57,310

Net income (loss) from continuing operations before income taxes	557,235	(94,131)

Income tax expense	400,469	-

Net income (loss) from continuing operations	156,766	(94,131)

Net loss from discontinued operations, net of tax	-	(260,354)

Net income (loss)	156,766	(354,485)
Less: Net loss attributable to non-controlling interests	-	4,269
Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	156,766	(350,216)

Comprehensive Loss
Net income (loss)	156,766	(354,485)
Foreign currency translation adjustment	(643,578)	(2,302)
Comprehensive loss	(486,812)	(356,787)
Less: Total comprehensive loss attributable to non-controlling interests	-	4,269
Comprehensive loss attributable to TD Holdings, Inc.	$(486,812)	$(352,518)

Earnings (Loss) per share - basic and diluted

Continuing Operation- Earnings (loss) per share – basic	0.0017	(0.007)
Continuing Operation- Earnings (loss) per share –diluted	0.0016	(0.007)
Discontinuing Operation-Net loss per share –Basic and diluted	$-	$(0.019)

Weighted Average Shares Outstanding-Basic	93,209,034	13,673,023
Weighted Average Shares Outstanding- Diluted	95,764,295	13,673,023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus Reserve	Subscription advanced from a	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit		shareholder	income (loss)	interests	Equity

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	-	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	-	(13,500,000)	-	-	1,600,000
Net loss	-	-	-	(350,216)	-	-	-	(4,269)	(354,485)
Foreign currency translation adjustments	-	-	-	-	-	-	(2,302)	-	(2,302)
Balance as at March 31, 2020	28,585,111	$28,585	$53,606,170	$(32,741,256)	-	$-	$(336,583)	$(12,841)	$7,044,075

Balance as at December 31, 2020	79,131,207	$79,131	$151,407,253	$(39,255,945)	913,292	$-	$6,885,495	$-	$120,029,226
Issuance of common stocks in connection with private placements	15,000,000	15,000	24,435,000	-		-	-	-	24,450,000
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,354	2,191,634	-		-	-	-	2,192,988
Issuance of common stocks pursuant to exercise of warrants	808,891	809	1,439,017	(1,439,017)		-		-	-
Net income	-	-	-	156,766		-	-	-	156,766
Foreign currency translation adjustments	-	-	-	-		-	(643,758)	-	(643,578)
Balance as at March 31, 2021	96,293,566	$96,294	$179,472,904	$(40,539,005)	913,292	$-	$6,241,917	$-	$146,185,402

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$156,766	(354,485)
Less: Net income (loss) from discontinued operations	-	(260,354)
Net income (loss) from continuing operations	156,766	(94,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	883,938	-
Amortization of discount on convertible notes	40,833	-
Amortization of right of use assets	-	73,580
Interest expense for convertible notes	69,417	-
Deferred tax liabilities	(205,458)	-
Changes in operating assets and liabilities:	-	-
Other current assets	(696,357)	(60,447)
Prepayments	(8,170,226)
Advances from customers	5,501,254	39,892
Due to related parties	641,386	(94,077)
Due from related parties	(2,943,162)	-
Income tax payable	530,511	-
Other current liabilities	(24,417)	(130,146)
Lease liabilities	-	(94,888)
Net cash used in operating activities from continuing operations	(4,215,515)	(360,217)
Net cash provided by operating activities from discontinued operations	-	320,312
Net cash provided by (used in) operating activities	(4,215,515)	(39,905)
Cash Flows from Investing Activities:
Purchases of intangible assets	(5,090,323)	-
Loans made to related parties	(18,662,034)	(2,356,766)
Loans made to third parties	(1,307,835)	-
Net cash used in investing activities from continuing operations	(25,060,192)	(2,356,766)
Net cash used in investing activities from discontinued operations	-	(1,081,429)
Net cash used in investing activities	(25,060,192)	(3,438,195)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	2,192,988
Proceeds from issuance of common stock under private placement transactions	24,450,000
Proceeds from convertible promissory notes	4,500,000
Proceeds from borrowings from related parties	1,196,697	962,433
Repayment made on loans from third parties	(185,103)	-
Net cash provided by financing activities from continuing operations	32,154,582	962,433
Net cash provided by financing activities from discontinuing operations	-	100,845
Net cash provided by financing activities	32,154,582	1,063,278

Effect of exchange rate changes on cash and cash equivalents	57,113	(4,761)

Net increase/(decrease)in cash and cash equivalents	2,935,988	(2,419,583)
Cash at beginning of period	2,700,013	2,446,683
Cash at end of period	$5,636,001	$27,100
Less: Cash from discontinued operations	-	7,730
Cash from continuing operations	5,636,001	19,370

Supplemental Cash Flow Information
Cash paid for interest expense	-	-
Cash paid for income tax	$75,416	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$455,635
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds subsequently collected in April 2020	$-	$13,500,000
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$-	$1,600,000
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$1,439,826	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Huamucheng, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, and Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK during the three months ended March 31,2021

Name	Background	Ownership
Hainan Jianchi Import and Export Co., Ltd	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
(“Hainan Jianchi”)	Incorporated on December 21,2020
Registered capital of $7,625,904 (RMB 50 million)
Engaged in commodity trading business and providing supply chain management services to customers

Hainan Baiyu Cross-border e-commerce Limited	A Hong Kong company	A wholly owned subsidiary of Tongdow HK
(“Hainan Baiyu”)	Incorporated on March 18,2021
Registered capital of $ 100 million
Engaged in commodity trading business and providing supply chain management services to customers

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 previously filed with the SEC on June 4, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2021 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of receivables, including accounts receivable, loans receivable, and amount due from related parties, advances to suppliers, allowance for doubtful accounts and fair value of goodwill. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

●	Foreign currency

The functional currency of the Company and its Hong Kong subsidiary is the United States dollars (“US$”). The Company’s PRC subsidiaries determined their functional currency to be the Chinese Renminbi (“RMB”). The determination of functional currency is based on the criteria of ASC 830, Foreign Currency Matters (“ASC 830”). The Company uses the RMB as its reporting currency.

The financial statements of the Company and its Hong Kong subsidiary are translated from the functional currency to the reporting currency, RMB. Monetary assets and liabilities of the subsidiaries are translated into RMB using the exchange rate in effect at each balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the fiscal year. Translation gains and losses are accumulated in other comprehensive loss, as a component of shareholders’ deficit in the consolidated financial statements.

Transactions denominated in other than the functional currencies are remeasured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in other than the functional currency are re-measured into the functional currency at the exchange rates prevailing at the balance sheet date. The foreign exchange differences are recorded in the consolidated statements of comprehensive income (loss).

(b)	Convertible promissory notes

The Company accounts for its convertible notes at issuance by allocating the proceeds received among freestanding instruments according to ASC 470, Debt ("ASC 470,") based upon their relative fair values.  The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model.  Convertible notes are subsequently carried at amortized cost.  The fair value of the warrants is recorded as additional paid-in capital, with a corresponding debt discount from the face amount of the convertible note.

Each convertible note is analyzed for the existence of a beneficial conversion feature, defined as the fair value of the common stock at the commitment date for the convertible note less the effective conversion price. Beneficial conversion features are recognized at their intrinsic value, and recorded as an increase to additional paid-in capital, with a corresponding reduction in the carrying amount of the convertible note (as a debt discount from the face amount of the convertible note.)  The discounts on the convertible notes, consisting of amounts ascribed to warrants and beneficial conversion features, are amortized to interest expense, using the effective interest method, over the terms of the related convertible notes.  Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

Each convertible note is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible note and separate accounting treatment.

The Company also analyzes the features of its convertible notes which, when triggered, mandate a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price.

(c)	Recent accounting pronouncement

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for the Group beginning January 1, 2022 including interim periods within the fiscal year. Early adoption is permitted. The Group does not expect any material impact on its consolidated financial statements.

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

	March 31, 2021	December 31, 2020

Loans receivable from third parties	$19,179,132	$18,432,691

As of March 31,2021, the Company have five loan agreements compared with four loan agreements on December 31 ,2020. The Company provided loans aggregating $1,033,490 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $1,363,500 during the three months ended March 31, 2021. These loans will mature in May 2021 through December 2021, and charges interest rate of 10.95% per annum on these customers.

As of December 31, 2020, the Company had loan receivable balance of $18,432,691 due from the four customers. Interest income of $532,730 and $73,480 was accrued for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the Company recorded an interest receivable of $639,730 and $1,290,864 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of March 31, 2021 and December 31,2020 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

4.	INTANGIBLE ASSETS

	March 31, 2021	December 31, 2020
Customer relationships	$20,043,925	$20,117,564
Software copyright	5,033,097	-
Total	25,077,022	20,117,564

Less: accumulative amortization	(1,415,729)	(543,718)
Intangible assets, net	$23,661,293	$19,573,846

The Company’s intangible assets consist of customer relationships, which are recorded in connection with acquisitions at their fair value, and software copyright which are purchased from the related party Yunfeihu. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years and 6.83 years respectively to their estimated residual values.

For the three months ended March 31, 2021 and 2020, the Company amortized $883,938 and $Nil respectively.  No impairment loss was made against the intangible assets during the three months ended March 31, 2021.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending March 31, 2021:	Amount
2021	$2,990,457
2022	3,987,276
2023	3,987,276
2024	3,987,276
Thereafter	8,709,008
Total:	$23,661,293

5.	GOODWILL

The goodwill associated with the Baiyu Acquisition was initially recognized at the acquisition closing date in October 2020.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. At March 31, 2021 and December 31, 2020, goodwill was $69,068,576 and $69,322,325, respectively. No impairment loss or other changes were recorded, except the influence of foreign currency translation for the three months ended March 31, 2021 and 2020.

6.	CONVERTIBLE PROMISSORY NOTES

	March 31, 2021	December 31, 2020
Convertible notes – principal	$4,990,000	$-
Convertible notes – discount	(449,167)	-
Convertible notes – interest	69,417	-
Convertible notes, net	$4,610,250	$-

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount $1,670,000, convertible into shares of common stock, for proceeds of $1,500,000. The Company recorded a debt discount of $170,000, which is being amortized over 12 months.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months.

The above two Notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to maximum monthly redemption amount of $187,500 or $375,000 respectively. On or before the close of business on the third Trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP “ (the volume weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock more than 5,000,000 shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. The earlier of (i) 45 days after filing of the PRE14C with SEC, or (ii) May 31,2021 under the assumption of no comments from PRE14C. In the event that the SEC has any comments to the Company’s PRE14C, the Company agrees to grant an additional 30 days to meet the requirement no later than June 30, 2021

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $417,500 and $830,000 respectively.

7.	CAPITAL TRANSACTIONS

Common stock issued in private placements

On January 7, 2021, the Company entered into certain securities purchase agreement with two investors, the Chairman and CEO of the Company, Ouyang Renmei and another shareholder pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share market price of $1.63. The transaction was consummated on January 12, 2021 by issuance of 15,000,000 shares of Common Stock. The Company received proceeds of $24,450,000 in January 2021.

Common stock issued in registered direct offering

On January 20 ,2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell to certain investor an aggregate of 478,468 shares of common stock in a registered direct offering, for gross proceeds of approximately $1.07 million. The Company received proceeds of $834,845 in January 2021 after deducting the agent commission and other professional fee

On February 8 ,2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell to certain investor an aggregate of 775,000 shares of common stock in a registered direct offering, for gross proceeds of approximately $1.62 million. The Company received proceeds of $1,358,144 in February 2021 after deducting the agent commission and other professional fee

Common stocks issued for exercise of warrants by holders of warrants

On March 10, 2021, the Company entered into certain waiver and warrant exercise agreements with some institutional investors, which modified (a) 100,000 warrants with an exercise price of $1.32 originally issued on April 15, 2019 in a common stock private placement and (b) 1,530,000 warrants with an exercise price of $2.20 originally issued on March 23, 2019 in a common stock private placement. The modification of these warrant agreements lowered the exercise prices to $0.95 per warrant and $1.17 per warrant, respectively, and allowed the holders to exercise the warrants on a cashless basis. In March 2021, the holders exercised 1,630,000 warrants on a cashless basis, resulting in the issuance of 808,891 shares of common stock. The Company recorded the modification and the cashless exercise of the warrants as a reduction of retained earnings, similar to a dividend, and an increase in additional paid-in capital, using a fair value of $1,439,826, estimated according to “free distribution” accounting practice.

Warrants

A summary of warrants activity for the three months ended March 31, 2021 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2020	1,903,370	3.13 years	$21
Granted	-		-
Exercised	(1,630,000)		$2.15
Balance of warrants outstanding as of March 31, 2021	273,370	1.69 years	$21	0

8.	Earnings (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. During the period for the three months ended March 31, 2021, the Company issued in the aggregate principal amount of $4,990,000 convertible notes. As of March 31, 2021, the convertible notes generated $69,417 interest expense. Total obligations of $5,059,417 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2021 and 2020 respectively:

	For the Three Months Ended March 31,
	2021	2020

Net loss attributable to TD Holdings, Inc.’s Stockholders	$(486,812)	$(352,518)

Weighted Average Shares Outstanding-Basic	93,209,034	13,673,023
Weighted Average Shares Outstanding- Diluted	95,764,295	13,673,023
Net income/(Loss) per share - basic and diluted
Net income/(loss) per share from continuing operations – basic	0.0017	(0.007)
Net income/(loss) per share from continuing operations – diluted	0.0016	(0.007)
Net income/(loss) per share from discontinued operations – basic and diluted	$-	$(0.019)

9.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2021, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2021 and December 31, 2020, the Company had deferred tax assets of $3,240,313 and $4,452,837, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2021.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2021 and 2020, the Company had current income tax expenses of $603,616 and $nil, respectively, and deferred income tax of $203,147 in the connection of intangible assets generated from Baiyu acquisition, and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2021 and December 31, 2020 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

10.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Hainan Tongdow International Trade Co.,Ltd.(“Hainan TD”)	Controlled by the same ultimate parent company
Fujian Pan	Shareholder of TD Holdings Inc

2)	Balances with related parties

-	Due from related parties

As of March 31, 2021 and December 31, 2020, the balances with related parties were as follows:

	March 31, 2021	December 31, 2020

TD International Trade (i)	4,700,456	4,592,698
Yangzhou TD (i)	3,112,789	3,041,180
Zhejiang TD (i)	18,300,307	8,734,024
Yunfeihu (ii)	30,800,015	19,830,214
TTHD (ii)	20,102,291	19,640,929
Total due from related parties	$77,015,858	$55,839,045

(i)	The balance due from TD International Trade, Yangzhou TD and Zhejiang TD represented prepayments for commodity metal products.
(ii)

The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest will be due in August 2021, with an interest rate of 10.95% per annum.

The balance due from TTHD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

-	Due to related parties

	March 31, 2021	December 31, 2020

Guangzhou Chengji (1)	$1,898,487	$1,878,511
Yunfeihu (2)	5,871,360	4,235,680
Guangdong TD (2)	610,072	612,313
Shenzhen Meifu (2)	316,475	317,637
Beijing TD (2)	300,081	300,992
Other related parties	12,608	888
TTHD	114,389	-
Total due to related parties	$9,123,472	$7,346,021

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. As of March 31, 2021 and December 31 2020, the Company borrowed loans of $1,761,993 and $1,768,287, respectively, from Guangzhou Chengji. The loans bear annual interest rate of 6% and maturity date of January 11, 2023. For the three months ended Mach 31, 2021 and 2020, the Company accrued interest expenses of $26,270 and $32,270, respectively.

(2)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.

3)	Transactions with related parties

For the three months ended March 31, 2021 and 2020, the Company generated revenues from below related party customers:

	For the Three Months Ended March 31,
	2021	2020
Revenue from sales of commodity products
Yunfeihu	$18,764,527	$669,995
Yangzhou TD	1,638,488	-
TD International Trade	-	383,637
	20,403,015	1,053,632

Revenue from supply chain management services
Yunfeihu	-	43,647
	-	43,647

Total revenues generated from related parties	$20,403,015	1,097,279

-	Purchases from a related party

For the three months ended March 31, 2021 and 2020, the Company purchased commodity products from below related party vendors:

	For The Three Months Ended March 31,
	2021	2020
Purchase of commodity products
Yangzhou TD	$6,788,055	-
TD International Trade	1,119,150	-
Hainan TD	3,682,488	-
Zhejiang TD	7,934,983	-
Yunfeihu	1,638,101	-
	$21,162,777	-

For the three months ended March 31, 2021, the Company purchased copyright software of $5,033,096 from “Yunfeihu”.

11.	DISCONTINED OPERATION

On August 28, 2020 when the Company closed disposition of HC High Summit Limited, the Company’s used luxurious car leasing business met all the conditions required in order to be classified as a discontinued operation. Accordingly, the operating results of used luxurious car leasing business are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our used luxurious car leasing business are reclassified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at March 31, 2020.

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

For the three months ended March 31, 2020
Revenues	$14,051
Cost of revenues	99,314
Gross loss	(85,263)

Operating expenses	174,948
Other expense	143
Loss before income taxes	(260,354)

Income taxes	-
Net loss from discontinued operations	$(260,354)

12.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

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

As of March 31, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,200. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term.

Lease expenses for the three months ended March 31, 2021 and 2020 were $29,915 and $95,124, respectively.

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

e 2021 Convertible Promissory Notes Beneficial convertible features

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, in the original principal amount of $1,670,000 convertible into shares of common stock of $1,500,000 in gross proceeds. On March 4, 2021, the Company entered into additional securities purchase agreement in the original principal amount of $3,320,000 convertible into shares of common stock of $3,000,000 in gross proceeds.

The Company shall have the right to redeem all or any portion of the Note after three months of issue date. Upon evaluation, embedded beneficial conversion features shall be recognized $417,500 an $830,000 respectively.

13.	Risks and uncertainties

(1)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables and advances to suppliers. The Company believes the concentration of credit risk in its trade receivables and advances to suppliers is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. All of the Company’s cash is maintained with banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. The Company performs ongoing credit evaluations of its customers and key suppliers to help further reduce credit risk.

(2)	Liquidity risk

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

(3)	Foreign currency risk

The Company’s financial information is presented in U.S. dollars (“USD”). The functional currency of the Company is the Chinese Yuan, Renminbi (“RMB”), the currency of the PRC. Any transactions which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions, and exchange gains and losses are included in the statements of operations as foreign currency transaction gain or loss. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholder’s equity. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

(4)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. To this end, we are evaluating alternative working arrangements, including requiring all employees to work remotely, and we have suspended all non-essential travel for our employees and limiting in-person work-related meetings.

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

(5)	Risks related to industry

The Company sells precious products to customers through our industrial relationship. Sales contracts are entered into with each individual customer. The Company is the principal under the precious metal direct sales model as the Company controls the products with the ability to direct the use of, and obtain substantially all the remaining benefits from the precious metal products before they are sold to its customers. The Company has a single performance obligation to sell metal products to the buyers. The Company estimates the amount of variable consideration including sales return using the expected value method and includes variable consideration in the transaction price to the extent that it is probable that a significant reversal will not occur. Revenue for precious metal trading under direct sales model is recognized at a point in time when the single performance obligation is satisfied when the products are delivered to the customer. We are under the risk of economic environment in general and specific to the precious metal industry and to China as well as changes to the existing governmental regulations.

Commodity trading in China is subject to seasonal fluctuations, which may cause our revenues to fluctuate from quarter to quarter. We generally experience less user traffic and purchase orders during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year. Consequently, the first quarter of each calendar year generally contributes the smallest portion of our annual revenues. Furthermore, as we are substantially dependent on sales of precious metal, our quarterly revenues and results of operations are likely to be affected by price fluctuation under macroeconomic circumstance these years.

As our revenues have grown rapidly in recent years, these factors are difficult to discern based on our historical results, which, therefore, should not be relied on to predict our future performance. Our financial condition and results of operations for future periods may continue to fluctuate. As a result, the trading price of our stock may fluctuate from time to time due to seasonality.

14.	SUBSEQUENT EVENTS

During the period that two convertible notes in the original amount of $1,670,000 and $3,320,000 are outstanding respectively, the Company will reserve from its authorized and unissued shares of common stock more than 5,000,000 shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. The earlier of (i) 45 days after filing of the PRE14C with SEC, or (ii) May 31, 2021 under the assumption of no comments from PRE14C. In the event that the SEC has any comments to the Company’s PRE14C, the Company agrees to grant an additional 30 days to meet the requirement no later than June 31,2021.

Investors will not seek to redeem any portion of the notes until six months after issue date, which is July 7,2021 for first note on January 6, 2021 and September 4, 2021 for additional note on March 4, 2021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2021, the Company had one business line which is commodities trading business.

Commodities trading business

I

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

For the three months ended March 31, 2021, the Company recorded revenue of $29,436,482 from commodities trading business and $145,775 from commodity distributions services and other related services, respectively.

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

Recent Development

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

Results of Operations

Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020

	For the Three Months Ended March 31,		Change
	2021	2020	Amount	%
Revenues
- Sales of commodity products – related parties	$20,403,015	$1,053,632	$19,349,383	1836%
- Sales of commodity products	9,033,467	-	9,033,467	100%
- Supply chain management services – related parties	-	43,647	(43,647)	(100)%
- Supply chain management services	145,775	108.837	36,938	85%
Total Revenue	29,582,257	1,206,116	28,376,141	235 3%

Cost of revenue
- Commodity product sales – related parties	(20,386,181)	(1,055,539)	(19,330,642)	1831%
- Commodity product sales	(9,032,412)		(9,032,412)	100%
- Supply chain management services	(1,050)	(321)	(729)	227%
Total cost of revenue	(29,419,643)	(1,055,860)	(28,363,783)	2686%

Gross profit	162,614	150,256	12,358	8%

Operating expenses
Selling, general, and administrative expenses	(1,570,379)	(301,697)	(1,268,682)	421%
Total operating cost and expenses	(1,570,379)	(301,697)	(1,268,682)	421%

Other income, net
Interest income	2,098,857	80,180	2,018,677	2518%
Interest expense	(127,423)	(22,870)	(104,553)	457%
Other expense, net	(6,434)	-	(6,434)	100%
Total other income, net	1,965,000	57,310	1,907,690	3329%

Net income (loss) from continuing operations before income taxes	557,235	(94,131)	651,366	692%

Income tax expenses	(400,469)	-	(400,469)	100%
Net income (loss) from continuing operations	156,766	(94,131)	250,897	267%
Net income (loss) from discontinuing operations	-	(260,354)	260,354	(100)%
Net income (loss)	$156,766	$(354,485)	$511,251	(144)%

Revenue

For the three months ended March 31, 2021, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services. Total revenue increased by $28,376,141 or 2353%, from $1,206,116 for the three months ended March 31, 2020 to $29,582,257 for the three months ended March 31, 2021, among which revenue from commodity trading and supply chain management accounted for 99.5% and 0.5%, respectively, of our total revenue for the three months ended March 31, 2021. For the three months ended March 31, 2020, 87% of our revenue was generated from sales of commodity products and 13% was from supply chain management services.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2021, the Company sold non-ferrous metals to four related party customers at fixed prices compared with two related party customers for the same period in 2020, and earned revenues when the product ownership was transferred to its customers.

The Company earned revenues of $29,436,482 from sales of commodity products for the three months ended March 31,2021 compared with $1,053,632, with a dramatic increase of $28,382,850 or 2694%, which is mainly due to gradual success business transfer and active commodity market influenced by macro-economy condition.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and distribution services. For the three months ended March 31, 2021and 2020, the Company provided commodity distribution services to customers.

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

For the three months ended March 31, 2021, the Company provided $145,775 commodity distribution services to third party customers compared with $43,647 to the third party customers and $108,837 to related party customers for the same period ended March 31 2020.

Loan recommendation service fees

The Company recommends customers who have financing need for metal product trading to various financial institutions and assist these customers to obtain loans from the financial institutions and receives a referral fee from the customers if funding is secured. Such revenue is recognized at the point when referral services are performed and the related funds are drawdown by customer. The referral service fee is set at 2.5% of the amount of loans obtained by the customers from the financial institutions. For the three months ended March 31, 2021 and 2020, the Company did not provide such services.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue increased by $28,363,783 or 2686% from $1,055,860 for the three months ended March 31, 2020 to $29,419,643 for the three months ended March 31, 2021, due to the increase in cost of revenue associated with commodity product sales which was just launched in December 2019.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended March 31, 2021, the Company purchased non-ferrous metal products of $29,418,593, among which, $20,386,181 from five related party suppliers and $9,032,412 from three third party suppliers, compared with $1,055,539 from one third party vendor in 2020.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $391,697 for the three months ended March 31, 2020 to $1,570,379 for the three months ended March 31, 2021, representing an increase of $1,268,682, or 421%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) amortization of intangible assets of $883,938 and amortization of convertible notes of $40,833 for the three months ended March 31, 2021, while no such issuance for the three months ended March 31, 2020, and 2) professional fee of $357,712

Interest income

The Company accrues interest income on its loan receivable based on the contractual terms of the respective loans. For the three months ended March 31, 2021, the interest income was primarily comprised of interest income of $1,613,999 from loan to six related party customers and $484,858 from loans to four third party customers while only $80,180 during the same period ended March 31 2020.

Net loss from discontinued operations

During the three months ended March 31,2021, the net loss from discontinued operations was $260,354 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note11.

Net income (loss)

As a result of the foregoing, net income for the three months ended March 31, 2021 was $156,766, representing an increase of $511,251 from net loss of $354,485 for the three months ended March 31, 2020.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through public offerings of our securities.

For the three months ended March 31, 2021, the Company issued an aggregate of 15,000,000 shares of its common stock from current shareholders, unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $4,990,000. In January and March 2021, and common stock issuance of 1,353,468 shares for totally $2.62 million collected.

The Company raised an aggregation of $31.58 million from these equity financing transactions, among which $24.45 million was collected from shareholders.

Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net income of $156,766 for the three months ended March 31, 2021. As of March 31, 2021, the Company positive working capital of $58 million. In addition, the Company continues to generate operating cash flow from its continuing operations of $3.95million.

During the three months ended March 31, 2021, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $1.63 per share for $24,450,000 sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $4,990,000 and also sold to certain investor and issued 1,353,468 shares for totally $2.62 million collected.

Total equity financing from this transaction was $31.58 million. The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Based on above financing activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2021 and 2020, respectively:

	For the three months Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(4,215,515)	$(39,905)
Net Cash Used in Investing Activities	(25,060,192)	(3,438,195)
Net Cash Provided by Financing Activities	32,154,582	1,063,278
Effect of exchange rate changes on cash and cash equivalents	57,113	(4,761)
Net increase (decrease) in cash and cash equivalents	2,935,988	(2,419,583)
Cash at beginning of period	2,700,013	2,446,683
Cash at end of period	$5,636,001	$27,100
Less: cash from discontinued operations	-	(7,730)
	$5,636,001	$19,370

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, we had a cash outflow from operating activities of $ 4,215,515, a decrease of $4,175,610 from a cash outflow of $39,905 for the three months ended March 31, 2020. We incurred a net profit for the three months ended March 31, 2021 of $156,766, an increase of $511,251 from the three months ended March 31, 2020, during which we recorded a net loss of $354,485. For the three months ended March 31 2020, we had a cash outflow of $360,217 from continuing operation and inflow of $320,312 from discontinuing operation.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including:

●	Non cash effects adjustments include amortization of intangible assets of $883,983 and convertible promissory notes of $40,833, and accrual convertible interest expense of $69,417.

●

An increase of $5,461,362 in charges of advance from customers because we collected service fees from customers before we completed loan recommendation services.

A decrease of $2,943,162 of due from related party due to a prepayment to related party for commodity purchase.

A decrease of $8,170,226 of prepayments due to a purchase payment in advance to store goods recent competitive market

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $25,060,192 as compared to net cash used in investing activities of $3,438,195 for the three months ended March 31, 2020.

The cash used in investing activities for the three months ended March 31, 2021 was for the loans disbursed to third parties and related parties of $1,307,835 and $18,662,034 respectively. During the three months ended March 31,2021, the Company purchased software copyright for $5 million.

The cash used in investing activities for the three months ended March 31, 2020 was for the loans disbursed to related parties of $2,359,766 and cash of $1,081,429 used in investing activities from discontinued operations.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,196,696, cash raised of $18,500,000 from certain private placements by issuance of 24,450,000 shares of common stocks, cash raised of $2,192,989 from a registered direct offering by issuance of 1,353,468 shares of common stocks, cash raised of $4,500,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $4,990,000. The Company repaid borrowing to the third party of $185,103

During the three months ended March 31, 2020, the cash provided by financing activities was mainly attributable to borrowings from related parties of $962,433, and cash of $100,845 provided by financing activities from discontinued operations.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,200. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$38,563	$38,563	$-	-
Total	$38,563	$38,563	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Condensed Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021

Certain personnel primarily responsible for the preparation of our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. The management thought that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2021 including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of March 31, 2021, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on June 4, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $1,670,000 convertible into shares of common stock of $1,500,000 in gross proceeds.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000 convertible into shares of common stock of $3,000,000 in gross proceeds.

The above two Notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the Purchase Price Date, subject to maximum monthly redemption amount of $187,500 or $375,000 respectively

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
10.1*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of January 6, 2021, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 8, 2021
10.2*	Convertible Promissory Note dated January 6, 2021, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 8, 2021
10.3*	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 12, 2021
10.4*	Common Stock Purchase Agreement between the Company and White Lion Capital, LLC dated as of January 19, 2021, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 20, 2021
10.5*	Placement Agency Agreement between the Company and Univest Securities, LLC dated as of January 6, 2021, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 20, 2021
10.6*	Escrow Agreement by and among the Company, Univest Securities, LLC, White Lion Capital, LLC, and Wilmington Trust, National Association dated as of January 19, 2021, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 20, 2021
10.7*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of March 4, 2021, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 9, 2021
10.8*	Convertible Promissory Note dated March 4, 2021, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 9, 2021
10.9*	Form of Waiver and Warrant Exercise Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 10, 2021
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: June 25, 2021	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)