Form 10-Q
period 2021-06-30
TD Holdings, Inc.
filed 2021-08-16
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 99,484,047 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$6,896,515	$2,700,013
Accounts receivable, net	2,523	-
Loans receivable from third parties	59,504,874	18,432,691
Prepayments	5,115,092	-
Due from related parties	20,366,043	55,839,045
Inventory	883,961	-
Other current assets	728,738	1,310,562
Total current assets	93,497,746	78,282,311

Property and equipment, net	2,205	-
Goodwill	70,088,377	69,322,325
Intangible assets	22,999,116	19,573,846
Total noncurrent assets	93,089,698	88,896,171

Total Assets	$186,587,444	$167,178,482

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,301,057	$-
Advances from customers	10,995,818	9,214,369
Third party loan payables	1,996,533	-
Due to related parties	1,349,180	7,346,021
Bank borrowings	1,300,068	1,653,247
Income tax payable	6,703,087	5,460,631
Convertible notes	5,219,360	-
Acquisition payable	-	15,384,380
Other current liabilities	2,930,193	3,197,147
Total Current Liabilities	32,795,296	42,255,795

Deferred tax liabilities	4,535,242	4,893,461
Total Non-current Liabilities	4,535,242	4,893,461

Total Liabilities	37,330,538	47,149,256

Commitments and Contingencies (Note 12)

Equity
Common stock (par value $0.001 per share, 100,000,000 shares authorized; 97,043,566 and 79,131,207 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	97,044	79,131
Additional paid-in capital	181,174,696	151,407,253
Statutory reserve	913,292	913,292
Accumulated deficit	(41,876,191)	(39,255,945)
Accumulated other comprehensive loss	8,948,065	6,885,495
Total Equity	149,256,906	120,029,226

Total Liabilities and Equity	$186,587,444	$167,178,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
- Sales of commodity products – related parties	$1,523,616	$1,563,669	$21,926,631	$2,617,301
- Sales of commodity products – third parties	57,989,381	-	67,022,848
- Supply chain management services – related parties		26,949		70,596
- Supply chain management services – third parties	326,650	351,793	472,425	460,630
Total Revenue	59,839,647	1,942,411	89,421,904	3,148,527

Cost of revenue
- Commodity product sales-related parties	(1,531,336)	(1,369,669)	(21,917,517)	(1,256,218)
- Commodity product sales-third parties	(57,932,603)	(200,679)	(66,965,015)	(1,369,669)
- Supply chain management services – related parties	-	-	-
- Supply chain management services – third parties	(2,592)	(7,633)	(3,642)	(7,954)
Total cost of revenue	(59,466,531)	(1,577,981)	(88,886,174)	(2,633,841)

Gross profit	373,116	364,430	535,730	514,686

Operating expenses
Selling, general, and administrative expenses	(2,054,354)	(439,128)	(3,624,733)	(740,825)
Total operating cost and expenses	(2,054,354)	(439,128)	(3,624,733)	(740,825)

Other income (expenses), net
Interest income	2,946,236	1,804,743	5,045,093	1,884,923
Interest expenses	(155,825)	(31,610)	(283,248)	(54,480)
Share-based payment for service	-	-	(1,695,042)	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	(3,400,000)	-	(3,400,000)
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	(3,060,000)	-	(3,060,000)
Other income (expense), net	(379,924)	-	(386,358)	-
Total other income (expenses), net	2,410,487	(4,686,867)	2,680,445	(4,629,557)

Net income (loss) from continuing operations before income taxes	729,249	(4,761,565)	(408,558)	(4,855,696)

Income tax expenses	(371,393)	(408,829)	(771,862)	(408,829)

Net income (loss) from continued operations, net of tax	357,856	(5,170,394)	(1,180,420)	(5,264,525)

Net loss from discontinued operations, net of tax	-	(292,091)	-	(552,445)

Net income (loss)	(357,856)	(5,462,485)	(1,180,420)	(5,816,970)
Less: Net loss attributable to non-controlling interests	-	2,804	-	7,073
Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$357,856	(5,459,681)	(1,180,420)	(5,809,897)

Comprehensive Income (Loss)
Net income (loss)	$357,856	(5,462,485)	(1,180,420)	(5,816,970)
Foreign currency translation adjustment	2,706,148	(85,670)	2,062,570	(87,972)
Comprehensive income (loss)	3,064,004	(5,548,155)	882,150	(5,904,942)
Less: Total comprehensive income - attributable to non-controlling interests	-	2,804	-	7,073
Comprehensive income (loss) attributable to TD Holdings, Inc.	$3,064,064	(5,545,351)	882,150	(5,897,869)

Income (Loss) per share - basic and diluted
Continuing Operation- Income (loss) per share – Basic and diluted	(0.00)	(0.11)	(0.01)	(0.17)
Continuing Operation- Income (loss) per share – Diluted	(0.00)	-	-	-
Discontinuing Operation-Net loss per share –Basic and diluted	$-	(0.01)	-	(0.02)

Weighted Average Shares Outstanding-Basic	96,821,039	47,486,210	95,025,014	30,579,616

Weighted Average Shares Outstanding- Diluted	102,312,155	-	-	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

					Subscription		Accumulated
	Common Stock		Additional paid-in	Accumulated	advanced from a	Surplus	other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	Reserve	loss	interests	Equity

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-		$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	17,000,000	17,000	15,083,000	-	(13,500,000)		-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-		-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-		-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000						3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-		-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000		-	-	13,500,000
Net loss	-	-	-	(5,809,897)	-		-	(7,073)	(5,816,970)
Foreign currency translation adjustments	-	-	-	-	-	-	(87,972)	-	(87,972)
Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$-	$(422,253)	$(15,645)	$87,455,920

Balance as at December 31, 2020	79,131,207	$79,131	$151,407,253	$(39,255,945)	$-	913,292	$6,885,495	$-	$120,029,226
Issuance of common stocks in connection with private placements	15,000,000	15,000	24,435,000	-	-	-	-	-	24,450,000
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,354	2,191,634	-	-	-	-	-	2,192,988
Issuance of common stocks pursuant to exercise of warrants	1,558,891	1,559	1,445,767	(1,439,826)	-	-	-	-	7,500
Share-based payment for service			1,695,042						1,695,042
Net loss	-	-	-	(1,180,420)	-	-			(1,180,420)
Foreign currency translation adjustments	-	-	-	-	-	-	2,062,570	-	2,062,570
Balance as at June 30, 2021	97,043,566	$97,044	$181,174,696	$(41,876,191)	$-	$913,292	$8,948,065	$-	$149,256,906

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a	Surplus	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	shareholder	Reserve	income (loss)	interests	Equity

Balance as at March 31, 2020	28,585,111	$28,585	$53,606,170	$(32,741,256)	$(13,500,000)	-	$(336,583)	$(12,841)	$7,044,075
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes			3,060,000		-	-			3,060,000
Issuance of common stocks in connection with exercise of warrants	20,000,000	20,000	35,980,000	-	-	-	-	-	36,000,000
Collection of subscription fee	-	-	-	-	13,500,000	-	-	-	13,500,000
Net loss	-	-	-	(5,459,681)	-	-	-	(2,804)	(5,462,485)
Foreign currency translation adjustments	-	-	-	-	-	-	(85,669)	-	(85,669)
Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$-	(422,253)	$(15,645)	$87,455,920

Balance as at March 31, 2021 (Restated, See Note 2)	96,293,566	96,294	181,167,946	(42,234,047)	-	913,292	6,241,917	-	146,185,402
Issuance of common stocks in connection with exercise of warrants	750,000	750	6,750	-	-		-	-	7,500
Net Income				357,856	-	-	-	-	357,856
Foreign currency translation adjustments					-	-	2,706,148	-	2,706,148
Balance as at June 30, 2021	97,043,566	$97,044	$181,174,696	$(41,876,191)	$-	913,292	$8,948,065	$-	$149,256,906

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,180,420)	(5,816,970)
Less: Net income (loss) from discontinued operations	-	(552,445)
Net income (loss) from continuing operations	-	(5,264,525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	1,895,871	-
Depreciation of fixed assets	130	-
Amortization of discount on convertible notes	163,333	-
Amortization of right of use assets	-	146,890
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	3,400,000
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	3,060,000
Share-based payment for service	1,695,042	-
Standstill fee relating to convertible notes	356,934	-
Interest expense for convertible notes	199,093	-
Deferred tax liabilities	(411,736)	-
Changes in operating assets and liabilities:
Other current assets	601,683	(138,596)
Account receivables	(2,520)	(1,927,299)
Inventory	(882,764)	-
Prepayments	(5,108,162)	(2,843,373)
Advances from customers	1,677,349	63,976
Accounts payable	2,297,940	-
Due to related parties	(5,518,273)	(300,549)
Due from related parties	(457,032)	-
Income tax payable	1,175,327	408,829
Other current liabilities	(297,177)	820,815
Lease liabilities	-	(166,242)
Net cash provided by (used in) operating activities from continuing operations	(3,789,382)	(2,740,074)
Net cash provided by operating activities from discontinued operations	-	19,213
Net cash provided by (used in) operating activities	(3,789,382)	(2,720,861)
Cash Flows from Investing Activities:
Purchases of intangible assets	(5,100,490)	-
Purchases of fixed assets	(2,332)	-
Final payment of acquisition of a subsidiary	(15,533,312)	-
Payment made on loan to related parties	(7,174,955)	-
Payment made on loans to third parties	(45,057,871)	(78,559,027)
Collection of loans from related parties	43,687,593	-
Collection of loans from third parties	13,370,395	-
Net cash used in investing activities from continuing operations	(15,810,972)	(78,559,027)
Net cash used in investing activities from discontinued operations	-	(300,711)
Net cash used in investing activities	(15,810,972)	(78,859,738)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	2,192,989	-
Proceeds from issuance of common stock under private placement transactions	24,450,000	13,500,000
Proceeds from exercise of warrants	7,500	36,000,000
Proceeds from issuance of convertible promissory notes	4,500,000	30,000,000
Proceeds from borrowings from related parties		1,121,770
Proceeds from borrowings from third parties	1,993,828	-
Repayments made on loans to related parties	(550,930)	-
Payments made on loans to third parties	(9,496,586)	-
Net cash provided by financing activities from continuing operations	23,096,801	80,621,770
Net cash used in financing activities from discontinuing operations	-	(381,554)
Net cash provided by financing activities	23,096,801	80,240,216
Effect of exchange rate changes on cash and cash equivalents	700,055	381,294
Net increase/(decrease)in cash and cash equivalents	4,196,502	(959,089)
Cash at beginning of period	2,700,013	2,446,683
Cash at end of period	$6,896,515	1,487,594
Less: Cash from discontinued operations	-	84
Cash from continuing operations	6,896,515	1,487,510
Supplemental Cash Flow Information
Cash paid for interest expense	-	-
Cash paid for income tax	$75,416	$-
Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$455,635
Issuance of common stocks in connection with conversion of convertible notes	$-	$30,000,000
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$-	$1,600,000
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$1,439,826	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co.,Ltd, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, and Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu VC during the six months ended June 30, 2021.

HMC was renamed Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd during the three months ended June 30, 2021.

Name	Background	Ownership
Hainan Jianchi Import and Export Co., Ltd	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
(“Hainan Jianchi”)	Incorporated on December 21,2020
Engaged in commodity trading business and providing supply chain management services to customers
Hainan Baiyu Cross-border e-commerce Limited	A Hong Kong company	A wholly owned subsidiary of Tongdow HK
(“Hainan Baiyu”)	Incorporated on March 18,2021
Engaged in commodity trading business and providing supply chain management services to customers

Yangzhou Baiyu Venture Capital Co.,Ltd	A Hong Kong company	A wholly owned subsidiary of Tongdow HK
(“Yangzhou Baiyu VC”)	Incorporated on April 19,2021
Engaged in commodity trading business and providing supply chain management services to customers
Yangzhou Baiyu Cross-border e-commerce Limited	A PRC limited liability company	A wholly owned subsidiary of Yangzhou Baiyu VC
(“Yangzhou Baiyu”)	Incorporated on May 14, 2021
Engaged in commodity trading business and providing supply chain management services to customers

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of June 30, 2021 and for the six months ended June 30, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 previously filed with the SEC on June 4, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2021 and its unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2021 and 2020, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

Error Correction

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements discussed in Note 7.

The Company applied Black-Scholes model and determined the fair value of the warrants to be $1.7 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57%.

The Company’s quarterly financial statements ended March 31, 2021 contained an error related to above share-based payment for service. Management has determined such error was qualitatively immaterial and the correction was made during this quarter. No restatement to previous issued interim financial statements was deemed necessary.

The following table illustrates the correction of the error had it been shown in the statement of operations on March 31, 2021 in the interim financial statement in Form 10-Q filing on June 26, 2021:

Three months ended March 31, 2021
Income from operations as reported	$557,235
Effect on share-based payment for service	(1,695,042)
Loss from operations as revised	$1,137,807)

Three months ended March 31, 2021
Net income as reported	$156,766
Effect on share-based payment for service	(1,695,042)
Net loss as revised	$(1,538,276)

Three months ended March 31, 2021
EPS as reported	$0.00
Effect on EPS	(0.02)
EPS as revised	$(0.02)

The Company included $1,695,042 as share-based payment for service on the condensed consolidated statement of operations for the six months ended June 30, 2021.

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

(b)	Inventory

Inventories of the Company are bulk commodities products, such as precious metals. Inventories are stated at the lower of cost or net realizable value. Costs of inventory are determined using the first-in first-out method. Adjustments to reduce the cost of inventories are made, if required, for decreases in sales prices, obsolescence or similar reductions in the estimated net realizable value.

We keep inventory for our direct sales model. Our inventory control policy requires us to monitor our inventory level and to manage obsolete inventory. Risk is passed to our customers (or to delivery service providers) upon the delivery of commodities to our customers. For a substantial majority of precious metal sold through our network, the whole transaction process takes from a few hours to a few days, thus our inventory risk is limited. For a small portion of our transactions under direct sales model, we hold inventories for repeating customers with relatively stable demands of large quantity based on our transaction data. We analyze historical sales data and days in inventory to establish inventory management plans. We monitor our real-time inventory volume and adjust our inventory management plans based on factors such as fluctuations in supply and prices, seasonality, and sales of a particular product.

(c)	Convertible promissory notes

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

(d)	Recent accounting pronouncement

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2021	December 31, 2020

Loans receivable from third parties	$59,504,874	$18,432,691

As of June 30, 2021, the Company has fifteen loan agreements compared with four loan agreements on December 31, 2020. The Company provided loans aggregating $45,057,871 for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $13,370,395 during the six months ended June 30, 2021. These loans will mature in July 2021 through December 2021, and charges interest rate of 10.95% per annum on these customers.

Interest income of $916,010   and$1,843,448 was recognized for the three months ended June 30, 2021 and 2020, respectively. Interest income of $1,400,678   and $1,884,923 was recognized for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the Company recorded an interest receivable of $545,670 and $1,290,864 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of June 30, 2021 and December 31,2020 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

4.	INTANGIBLE ASSETS

	June 30, 2021	December 31, 2020
Customer relationships	$20,339,875	$20,117,564
Software copyright	5,107,410	-
Total	25,447,285	20,117,564

Less: accumulative amortization	(2,448,169)	(543,718)
Intangible assets, net	$22,999,116	$19,573,846

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

For the six months ended June 30, 2021 and 2020, the Company amortized $1,895,871 and $Nil respectively.  No impairment loss was made against the intangible assets during the six months ended June 30, 2021.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending June 30, 2021:	Amount
2021	$2,023,075
2022	4,046,149
2023	4,046,149
2024	4,046,149
2025	4,046,149
Thereafter	4,791,445
Total:	$22,999,116

5.	INVENTORY

	June 30, 2021	December 31, 2020

Finished goods	$883,961	$-

The balance represents a batch of precious product from one of subsidiary Hiannan Jianchi on June 30, 2021.

6.	CONVERTIBLE PROMISSORY NOTES

	June 30, 2021	December 31, 2020
Convertible notes – principal	$5,346,934	$-
Convertible notes – discount	(326,667)	-
Convertible notes – interest	199,093	-
Convertible notes, net	$5,219,360	$-

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

During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock more than 5,000,000 shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. The earlier of (i) 45 days after filing of the PRE14C with SEC, or (ii) May 31,2021 under the assumption of no comments from PRE14C. In the event that the SEC has any comments to the Company’s PRE14C, the Company agrees to grant an additional 30 days to meet the requirement no later than June 30, 2021. On May 3, outstanding principal amount was increased to $1,790,694 and $3,556,240 or by 7% respectively due to standstill fee application from the borrower. A modification loss of $356,934 was recognized in the condensed consolidated statement of operations in relation to this non-substantial notes modification.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $417,500 and $830,000 respectively. The Company will not recognize embedded beneficial conversion features of $447,674 and $889,060 until July 2021 due to the effective of standstill agreement.

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

Common stock issued in registered direct offering

On January 20, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell to certain investor an aggregate of 478,468 shares of common stock in a registered direct offering, for gross proceeds of approximately $1.07 million. The Company received proceeds of $834,845 in January 2021 after deducting the agent commission and other professional fee.

On February 8, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell to certain investor an aggregate of 775,000 shares of common stock in a registered direct offering, for gross proceeds of approximately $1.62 million. The Company received proceeds of $1,358,144 in February 2021 after deducting the agent commission and other professional fee.

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

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1.7 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57%.

On April 27, 2021, the Company entered warrant exercise agreements and received proceeds of $7,500 and issued 750,000 common stock.

Warrants

A summary of warrants activity for the six months ended June 30, 2021 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2020	1,903,370	3.13 years	$21
Granted	750,000	5 years	0.01
Exercised	(2,380,000)		$1.48
Balance of warrants outstanding and exercisable as of June 30, 2021	273,370	1.44 years	$21	0

8.	LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shares by the weighted average number of common and dilutive common equivalents shares outstanding during the period. Common equivalents shares consist of shares issuable upon the conversion of convertible notes using the if-converted method.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the six months ended June 30, 2021 and 2020 respectively:

	For the Six Months Ended June 30,
	2021	2020

Net loss attributable to TD Holdings, Inc.’s Stockholders	$(1,180,420)	$(5,809,897)

Weighted Average Shares Outstanding-Basic	95,025,014	30,579,616
Net loss per share - basic and diluted
Net loss per share from continuing operations – basic and diluted	$(0.01)	$(0.17)
Net income (loss) per share from discontinued operations – basic and diluted	$-	$(0.02)

	For the Three Months Ended June 30,
	2021	2020

Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$357,856	$(5,462,485)

Weighted Average Shares Outstanding-Basic	96,821,039	47,486,210
Weighted Average Shares Outstanding-Diluted	102,312,155	-
Net loss per share - basic and diluted
Net income (loss) per share from continuing operations – basic	$(0.00)	$(0.11)
Net income (loss) per share from continuing operations – diluted	$(0.00)	$-
Net income (loss) per share from discontinued operations – basic and diluted	$-	$(0.01)

9.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2021, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of $4,167,055  and $4,452,837, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2021.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the six months ended June 30, 2021 and 2020, the Company had current income tax expenses of $771,863 and $nil, respectively, and deferred income tax benefit of $548,982 in the connection of intangible assets generated from Baiyu acquisition, and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2021 and December 31, 2020 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

10.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Hainan Tongdow International Trade Co.,Ltd.(“Hainan TD”)	Controlled by the same ultimate parent company
Yunfeihu modern logistics Co.,Ltd (“Yunfeihu Logistics”)	Controlled by the same ultimate parent company
Shenzhen Tongdow Jingu Investment Holding Co.,Ltd (“Shenzhen Jingu“)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co.,Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company

Fujian Pan	Shareholder of TD Holdings Inc

2)	Balances with related parties

-	Due from related parties

As of June 30, 2021 and December 31, 2020, the balances with related parties were as follows:

	June 30, 2021	December 31, 2020

TD International Trade (i)	$-	$4,592,698
Yangzhou TD (i)	-	3,041,180
Zhejiang TD (i)	-	8,734,024
Beijing TD (ii)	1,996,679	-
Yunfeihu (ii)	12,823,068	19,830,214
Yunfeihu Logistics (ii)	1,496,003	-
TD E-commerce (ii)	2,880,373	-
Shenzhen Jingu (ii)	404,314	-
Guangdong TD	154,910	-
TTHD (ii)	610,696	19,640,929
Total due from related parties	$20,366,043	$55,839,045

(i)	The balance due from TD International Trade, Yangzhou TD and Zhejiang TD represented prepayments for commodity metal products.

(ii)	The balance due from Beijing TD represented loans provided to the related party. Both the principal and interest will be due in September 2021, with an interest rate of 10.95% per annum.

The balance due from Yunfeihu Logistics represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

The balance due from TD E-commerce represented loans provided to the related party. Both the principal and interest will be due in September 2021, with an interest rate of 10.95% per annum.

The balance due from Shenzhen Jingu represented loans provided to the related party. Both the principal and interest will be due in September 2021, with an interest rate of 10.95% per annum.

The balance due from Guangdong TD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

The balance due from TTHD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

-	Due to related parties

	June 30, 2021	December 31, 2020

Guangzhou Chengji (1)	$1,347,011	$1,878,511
Yunfeihu (2)	-	4,235,680
Guangdong TD (2)	-	612,313
Shenzhen Meifu (2)	-	317,637
Beijing TD (2)	93	300,992
Other related parties	2,076	888
Total due to related parties	$1,349,180	$7,346,021

(1)	The balance due to Guangzhou Chengji represents loan principal and interest due to the related parties. As of June 30, 2021 and December 31 2020, the Company borrowed loans of $1,199,163 and $1,768,287, respectively, from Guangzhou Chengji. The loans bear annual interest rate of 6% and maturity date of January 11, 2023. For the three months ended June 30, 2021 and 2020, the Company accrued interest expenses of $17,256 and $39,659, respectively. For the six months ended June 30, 2021 and 2020, the Company accrued interest expense of $34,512 and $71,929, respectively.

(2)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.

3)	Transactions with related parties

For the three and six months ended June 30, 2021, the Company generated revenues from below related party customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from sales of commodity products
Yunfeihu	$1,523,616	$1,251,591	$20,284,870	$1,921,586
Yangzhou TD	-	-	1,641,761
TD International Trade	-	312,078	-	695,715
	1,523,616	1,563,669	21,926,631	2,617,301

Revenue from supply chain management services
Yunfeihu	-	26,949	-	70,596
Total revenues generated from related parties	$1,523,616	$1,590,618	$21,926,631	$2,687,897

-	Purchases from a related party

For the six months ended June 30, 2021 and 2020, the Company purchased commodity products from below related party vendors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Purchase of commodity products
Yunfeihu	$-	$-	$1,641,373	$-
Zhejiang TD	-	-	7,950,833	-
Hainan TD	-	-	3,689,844	-
TD International Trade	-	1,256,218	1,121,386	1,256,218
Yangzhou TD	-	-	6,801,614	-
	$-	$1,256,218	$21,205,050	$1,256,218

For the three months and six months ended June 30, 2021, the Company purchased copyright software of $5,107,410 from “Yunfeihu”.

11.	DISCONTINED OPERATION

On August 28, 2020 when the Company closed disposition of HC High Summit Limited, the Company’s used luxurious car leasing business met all the conditions required in order to be classified as a discontinued operation. Accordingly, the operating results of used luxurious car leasing business are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our used luxurious car leasing business are reclassified as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets at June 30, 2020.

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

For the six months ended June 30, 2020
Revenues	$14,051
Cost of revenues	323,608
Gross loss	(309,557)

Operating expenses	175,961
Other expense	66,927
Loss before income taxes	(552,445)

Income taxes	-
Net loss from discontinued operations	$(552,445)

12.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

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

As of June 30, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,200. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term.

Lease expenses for the three months ended June 30, 2021 and 2020 were $47,008 and $92,414, respectively. Lease expenses for the six months ended June 30, 2021 and 2020 were $17,093 and $187,538, respectively.

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand” with the American Arbitration Association (“AAA”) against Sorghum in connection with Sorghum’s breach of the Exchange Agreement.

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

	June 30, 2021	December 31, 2020

Balance sheet items, except for equity accounts	6.4612	6.5326

	For the Six Months Ended June 30,
	2021	2020

Items in the statements of operations, comprehensive loss and statements of cash flows	6.4700	7.0339

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

In addition, with the extended Chinese business shutdowns that resulted from the outbreak of COVID-19, we may experience delays or the inability to service our customers on a timely basis in our commodities trading business. The disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of our luxury car rental facilities, interruptions in the supply of commodities, personnel absences, and restrictions on the luxury car rental services or delivery and storage of commodities, any of which could have adverse ripple effects on our luxurious car leasing business and our commodities trading business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our ability to provide our products and services to our customers could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our products and services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the localities in which we or our suppliers and customers operate within China.

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

The Company settled convertible notes of $200,000 on July 7, 2021 and $1,683,193.1 on July 16, 2021 and issued 260,254 and 1,980,227 shares of the Company’s common stock on July 8, 2021 and July 19, 2021, respectively.

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2021, the Company had one business line which is commodities trading business.

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

For the six months ended June 30, 2021, the Company recorded revenue of $88,949,479 from commodities trading business and $472,425 from commodity distributions services and other related services, respectively.

For the three months ended June 30, 2021, the Company recorded revenue of $59,512,997 from commodities trading business and $326,650 from commodity distributions services and other related services, respectively.

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

Applicable Government Regulations

The Company has obtained all material approvals, permits, licenses and certificates required for our metal product trading operations, including registrations from the local business and administrative department authorizing the purchase of raw materials.

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

Recent Developments

The Company established several subsidiaries in Hainan province and Yangzhou to take advantage of beneficial local offshore supportive policies that encourage the development of more commercial transactions or high technology industries. The majority of sales of commodity products during the six months ended June 30, 3021 and three months ended June 30, 2021 were generated from the Hainan subsidiary.

Results of Operations

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements discussed in Note 7.

The Company applied Black-Scholes model and determined the fair value of the warrants to be $1.7 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57%.

The Company’s quarterly financial statements ended March 31, 2021 contained an error related to above share-based payment for service. Management has determined such error was qualitatively immaterial and the correction was made during this quarter. No restatement to previous issued interim financial statements was deemed necessary.

The following table illustrates the correction of the error had it been shown in the statement of operations in the interim financial statement in Form 10-Q filing on June 26, 2021:

March 31, 2021
Income from operations as reported	$557,235
Effect on share-based payment for service	(1,695,042)
Loss from operations as revised	$(1,137,807)

March 31, 2021
Net income as reported	$156,766
Effect on share-based payment for service	(1,695,042)
Net loss as revised	$(1,538,276)

March 31, 2021
EPS as reported	$0.002
Effect on EPS	(0.02)
EPS as revised	$(0.02)

The Company included $1,695,042 as share-based payment for services on the Condensed consolidated statement of operations for the six months ended June 30, 2021.

Three Months Ended June 30, 2021 as Compared to Three Months Ended June 30, 2020

	For the Three Months Ended June 30,		Change
	2021	2020	Amount	%
Revenues
- Sales of commodity products – related parties	$1,523,616	$1,563,669	$(40,053)	(3)%
- Sales of commodity products – third parties	57,989,381	-	57,989,381	100%
- Supply chain management services – third parties	326,650	351,793	(25,143)	(7)%
- Supply chain management services – related parties	-	26,949	(26,949)	(100)%
Total Revenue	59,839,647	1,942,411	57,897,236	2981%

Cost of revenue
- Commodity product sales – related parties	(1,531,336)	(200,679)	(1,330,657)	663%
- Commodity product sales – third parties	(57,932,603)	(1,369,669)	(56,562,934)	4130%
- Supply chain management services – third parties	(2,592)	(7,633)	5,041	(66)%
- Supply chain management services – related parties	-		-
Total cost of revenue	(59,466,531)	(1,577,981)	(57,888,550)	3669%

Gross profit	373,116	364,430	8,686	2%

Operating expenses
Selling, general, and administrative expenses	(2,054,354)	(439,128)	(1,615,226)	368%

Total operating cost and expenses	(2,054,354)	(439,128)	(1,615,226)	368%

Other income (expenses), net
Interest income	2,946,236	1,804,743	1,141,493	63%
Interest expenses	(155,825)	(31,610)	(124,215)	393%
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	(3,400,000)	3,400,000	(100)%
Amortization of relative fair value of warrants relating to issuance of convertible notes		(3,060,000)	3,060,000	(100)%
Other income (expense), net	(379,924)	-	(379,924)	100%
Total other income (expenses), net	2,410,487	(4,686,867)	7,097,354	(151)%

Net Income (Loss) From Continuing Operation Before Income Taxes	729,249	(4,761,565)	5,490,814	(115)%

Income tax expenses	(371,393)	(408,829)	37,436	(9)%

Net Income (Loss) From Continuing Operation	357,856	(5,170,394)	5,528,250	(107)%

Net Loss from Discontinuing Operation	-	(292,091)	292,091	100%

Net Income (Loss)	$357,856	$(5,462,485)	$5,820,341	(107)%

Revenue

For the three months ended June 30, 2021, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $57,897,236 or 2981%, from $1,942,411 for the three months ended June 30, 2020 to $59,839,647 for the three months ended June 30, 2021, among which revenue from commodity trading and supply chain management accounted for 99.5% and 0.5% of our total revenue for the three months ended June 30, 2021. For the three months ended June 30, 2020, revenue from commodity trading and supply chain management accounted for 80.5% and 19.5% of our total revenue for the three months ended June 30, 2020.

The increase is mainly due to the prosperous bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the first half of 2021. Since 2021, the Company put more emphasis on its business in Hainan province which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive - vendors in Hainan province to meet the demands of lower transportation cost and time cost, meanwhile our long term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1)	Revenue from sales of commodity products

For the three months ended June 30, 2021 and 2020, the Company sold non-ferrous metals to two customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $59,512,997 from sales of commodity products for the three months ended June 30, 2021, among which, $1,523,616 generated from  the related party, compared with $1,563,669 from sales of commodity products for the same period in 2020.

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

For the three months ended June 30, 2021, the Company earned commodity distribution commission fees of $326,650 from eight third-party customers while $351,793 from two third-party customers and $26,949 from one related party customer for the same period in 2020.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue increased by $57,888,550 or 3669% from $1,557,981 for the three months ended June 30, 2020 to $59,466,531 for the three months ended June 30, 2021, primarily due to an increase of $57,989,381 in cost of revenue associated with commodity product sales from the third party. The cost of revenue increased is in line with the growth of revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2021, the Company purchased non-ferrous metal products of $57,932,603 from fifteen third party vendors and $1,531,336 from five related party vendors compared with $1,369,669 from one third party vendor and $200,679 from one related party vendor for the three months ended June 30, 2020.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $439,128 for the three months ended June 30, 2020 to $ 2,054,354 for the three months ended June 30, 2021, representing an increase of $1,615,226 or 368%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) amortization of intangible assets of $1,011,933 and, 2) amortization of convertible notes of $122,500 for the three months ended June 30,2021 while no such issuance for the three months ended June 30, 2020.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2020, interest income was $2,946,236, representing an increase of $1,141,493, or 63% from $1,804,743 for the three months ended June 30, 2020. The increase was primarily due to loans made to Shenzhen Xinsuniaofor the three months ended June 30, 2020 to $59,504,874 made to additional 13 vendor customers, among which, $2,010,859 was attributed to relate party and $941,330 was generated from third party vendors.

Amortization of relative fair value of warrants relating to service provider

For the three months ended June 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the three months ended June 30, 2021, no such expenses incurred.

Net loss from continuing operation

As a result of the foregoing, net loss for the three months ended June 30, 2021 was $357,856, representing an increase of $5,528,250 from net loss of $5,170,394 for the three months ended June 30, 2020.

Net loss from discontinued operations

During the three months ended June 30, 2020, the net loss from discontinued operations was $292,091 from discontinued operations of used luxurious car leasing business.

Six Months Ended June 30, 2021 as Compared to Six Months Ended June 30, 2020

	For the Six Months Ended June 30,		Change
	2021	2020	Amount	%
Revenues
- Sales of commodity products – related parties	$21,926,631	$2,617,301	$19,309,330	738%
- Sales of commodity products – third parties	67,022,848	-	67,022,848	100%
- Supply chain management services – third parties	472,425	460,630	11,795	3%
- Supply chain management services – related parties	-	70,596	(70,596)	(100)%
Total Revenue	89,421,904	3,148,527	86,273,377	2740%

Cost of revenue
- Commodity product sales – related parties	(66,965,015)	(1,369,669)	(65,595,346)	4789%
- Commodity product sales – third parties	(21,917,517)	(1,256,218)	(20,661,299)	1645%
- Supply chain management services – third parties	(3,642)	(7,954)	4,312	(54)%
- Supply chain management services – related parties	-	-
Total cost of revenue	(88,886,174)	(2,633,841)	(86,252,333)	3275%

Gross profit	535,730	514,686	21,044	4%

Operating expenses
Selling, general, and administrative expenses	(3,624,733)	(740,825)	(2,883,908)	389%
Impairment on leasing business assets	-	-
Total operating cost and expenses	(3,624,733)	(740,825)	(2,883,908)	389%

Other income (expenses), net
Interest income	5,045,093	1,884,923	3,160,170	168%
Interest expenses	(283,248)	(54,480)	(228,768)	420%
Amortization of beneficial conversion feature relating to issuance of convertible notes	-	(3,400,000)	3,400,000	(100)%
Share-based payment for service	(1,695,042)	-	(1,695,042)	100%
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	(3,060,000)	3,060,000	(100)%
Other income (expense), net	(386,358)	-	(386,358)	100%
Total other expenses, net	2,680,445	(4,629,557)	7,310,002	(158)%

Loss Before Income Taxes	(408,558)	(4,855,696)	4,447,138	(92)%

Income tax expenses	(771,862))	(408,829)	(363,033)	89%

Net income (Loss) From Continuing Operation	(1,180,420)	(5,264,525)	4,084,105	(78)%
%%
Net Loss From Discontinuing Operation	-	(552,445)	552,445	(100)%
Net Income (Loss)	$(1,180,420)	$(5,816,970)	$4,636,550	(80)%

Revenue

For the six months ended June 30, 2021, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue increased by $86,273,377 or 2740%, from $3,148,527 for the six months ended June 30, 2020 to $89,421,904 for the six months ended June 30, 2021, among which revenue from commodity trading, supply chain management and chain management services for 99.47% and 0.53%, respectively, of our total revenue for the six months ended June 30, 2021. The increase is mainly due to the prosperous  bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the first half of 2021. Since 2021, the Company put more emphasis on its business in Hainan which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive upstream vendors in Hainan to meet the demands of lower transportation cost and time cost, meanwhile our long term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1)	Revenue from sales of commodity products

For the six months ended June 30, 2021, the Company sold non-ferrous metals to two related party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $88,949, 479 from sales of commodity products compared with $2,617,301 for the same period in 2020.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the six months ended June 30, 2021, the Company earned commodity distribution commission fees of $472,425 from third party vendors compared with commission fees of $460,630 from three third-party customers and distribution service fees of $70,596 from one related party customer for the six months ended in 2020.

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $86,252,333 or 3275% from $2,633,841 for the six months ended June 30, 2020 to $88,886,174 for the six months ended June 30, 2021, primarily due to an increase of $86,256,645 in cost of revenue associated with commodity product sales. The cost of revenue increased is accordance to the increase in sales.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the six months ended June 30, 2021, the Company purchased non-ferrous metal products of $67,681,124 from fifteen third party vendor and $21,205,050 from five related party vendor.

For the six months ended June 30, 2020, the Company purchased non-ferrous metal products of $1,360,304 from one third party vendor and $1,256,218 from one related party vendor.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $740,825 for the six months ended June 30, 2020 to $3,624,733 for the six months ended June 30, 2021, representing an increase of $2,883,908, or 389%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) amortization of intangible assets of $1,895,871 and, 2) amortization of convertible notes of $163,333 for the six months ended June 30, 2021 while no such issuance for the three months ended June 30, 2020, 3) professional fee increased from $508,646 to $768,488

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2021, interest income was $5,045,903 representing an increase of $3,160,170, or 168% from $1,884,923 for the six months ended June 30, 2020. The increase was primarily due to loans made to Shenzhen Xinsuniao for the three months ended June 30, 2020 to $59,504,874 made to additional 13 vendor customers, among which, $3,618,905 was attributed to relate party and $1,426,188 was generated from third party vendors.

Share-based payment for service

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1,695,042 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57% for the six months ended June 30, 2021.

For the six months ended June 30, 2020, no such expenses incurred.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the six months ended June 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

For the six months ended June 30, 2021, no such expenses incurred.

Net loss from continuing operation

As a result of the foregoing, net loss for the six months ended June 30, 2021 was $1,180,420, representing an increase of $4,084,105 from net loss of $5,264,525 for the six months ended June 30, 2020.

Net loss from discontinued operations

During the six months ended June 30, 2020, the net loss from discontinued operations was $552,445 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note11.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $1,180,420 and cash outflow of $3,789,382 for the six months ended June 30, 2021. As of June 30, 2021, the Company positive working capital of $60 million.

During the six months ended June 30, 2021, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $1.63 per share for $24,450,000, sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $4,990,000 and also sold to certain investor and issued 1,353,468 shares for aggregate gross proceeds of $2.62 million.

The total gross proceeds from these transactions were $31.58 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2020, the Company incurred a net loss of $1.18 million, and reported cash outflows of $3,789,382 from operating activities. As of June 30, 2020, the Company had cash balance of $6.9 million. These factors caused concern as to the Company’s liquidity as of June 30, 2021.

During the six months ended June 30, 2021, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $1.63 per share for $24,450,000 sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $4,990,000 and also sold to certain investor and issued 1,353,468 shares for totally $2.62 million collected.

Total equity financing from this transaction was $31.58 million. The Company expects to use the proceeds from this equity financing as working capital to expand its commodity trading business.

Based on above financing activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2021 and 2020, respectively:

	For the six months Ended June 30,
	2021	2020
Net Cash Used in Operating Activities	$(3,789,382)	$(2,740,074)
Net Cash Used in Investing Activities	(15,810,972)	(78,559,027)
Net Cash Provided by Financing Activities	23,096,801	86,621,770
Effect of exchange rate changes on cash and cash equivalents	700,055	381,294
Net increase (decrease) in cash and cash equivalents	4,196,502	(959,089)
Cash at beginning of period	2,700,013	2,446,683
Cash at end of period	$6,896,515	$1,487,594
Less: cash from discontinued operations	-	84
	$6,896,515	$1,487,510

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, we had a cash outflow from operating activities of $3,789,382, a decrease of $1,049,308 from a cash outflow of $2,740,074 for the six months ended June 30, 2020. We incurred a net loss for the six months ended June 30, 2021 of $1,180,420, an increase of $4,084,105 from the six months ended June 30, 2020, during which we recorded a net loss from continuing operation of $5,364,525. For the six months ended June 30, 2020, we had a cash outflow of $2,740,074 from continuing operation and inflow of $19,213 from discontinuing operation.

In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including: (1) Non cash effects adjustments include amortization of intangible assets of $1,895,871 and convertible promissory notes of $163,333, amortization of $1.69 fair value of warrants relating to service provide rand accrual convertible interest expense of $199,093 against decrease of $3.4 million amortization of beneficial conversion feature relating to issuance of convertible notes and 3.06 million of amortization of relative fair value of warrants relating to issuance of convertible notes; (2) A decrease of $2,264,789 of prepayments due to a purchase payment in advance to store goods recent competitive market;(3) A decrease of $5,217,724 of due to related party for commodity purchase.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $15,810,972 as compared to net cash used in investing activities of $78,559,027 from continuing operations for the six months ended June 30, 2020.

The cash used in investing activities for the six months ended June 30, 2021 was for the loans disbursed to third parties of $31,687,476 and collected loans from related partis of $36,512,638. During the six months ended June 30, 2021, the Company purchased software copyright for $5.1 million.

The cash used in investing activities for the six months ended June 30, 2020 was for the loans disbursed to third parties of $78,559,027 used in investing activities from continuing operations.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, the cash provided by financing activities was mainly attributable to borrowings from third parties of $1,993,828, cash raised of $ 24,450,000 from certain private placements by issuance of 15,000,000 shares of common stocks, cash raised of $2,192,988 from a registered direct offering by issuance of 1,353,468 shares of common stocks, cash raised of $4,500,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $4,990,000. The Company repaid borrowing to the third parties of $9,496,586 and related parties of $550,930 respectively.

During the six months ended June 30, 2020, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,121,770, and cash raised of $13,500,000 from a private placements by issuance of 15,000,000 shares of common stocks, cash raised of $66,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $30,000,000, and exercise of accompanied warrants to purchase 20,000,000 shares of common stock at an exercise price of $1.80.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,713. The lease term was within 12 months, which will be due in August 2021. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$15,425	$15,425	$-	-
Total	$15,425	$15,425	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021 (please refer to Item 9A. Controls and Procedures enclosed in Form 10-K filed on June 26, 2021).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
10.1*	Director Offer Letter, dated April 27, 2021 by and between the Company and Heung Ming (Henry) Wong, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2021
10.2*	Employment Agreement, dated June 11, 2021 by and between the Company and Tianshi (Stanley) Yang, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 11, 2021
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)