Form 10-Q
period 2021-09-30
TD Holdings, Inc.
filed 2021-11-12
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 138,174,150 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$4,291,390	$2,700,013
Loans receivable from third parties	103,932,909	18,432,691
Due from related parties	12,083,999	55,839,045
Other current assets	6,742,586	1,310,562
Total current assets	127,050,884	78,282,311

Property and equipment, net	2,266	-
Goodwill	69,826,845	69,322,325
Intangible assets	21,905,533	19,573,846
Total noncurrent assets	91,734,644	88,896,171

Total Assets	$218,785,528	$167,178,482

LIABILITIES AND EQUITY
Current Liabilities
Advances from customers	$8,255,056	$9,214,369
Bank borrowings	1,110,186	1,653,247
Third party loans payable	462,185	-
Due to related parties	22,878	7,346,021
Income tax payable	7,571,307	5,460,631
Other current liabilities	3,820,365	3,197,147
Convertible notes	2,574,624	-
Acquisition payable	-	15,384,380
Total current liabilities	23,816,601	42,255,795

Deferred tax liabilities	4,312,941	4,893,461

Total noncurrent liabilities	4,312,941	4,893,461

Total liabilities	28,129,542	47,149,256

Commitments and Contingencies (Note 12)

Equity (Deficit)
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 134,913,029 and 79,131,207 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	134,913	79,131
Statutory reserve	913,292	913,292
Additional paid-in capital	222,683,671	151,407,253
Accumulated deficit	(41,418,576)	(39,255,945)
Accumulated other comprehensive income	8,342,686	6,885,495
Total Equity	190,655,986	120,029,226

Total Liabilities and Equity	$218,785,528	$167,178,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Commodity products - related parties	$1,365,823	$958,108	$23,292,454	$3,575,409
Commodity products - third parties	51,364,489	2,722,836	118,387,337	2,722,836
Supply chain management services - related parties	-	2,041,570	-	2,112,166
Supply chain management services - third parties	2,043,494	1,148,839	2,515,919	1,609,469

Total Revenues	54,773,806	6,871,353	144,195,710	10,019,880

Cost of revenue
Commodity product sales - related parties	(1,429,486)	(3,609,639)	(23,347,003)	(4,865,857)
Commodity product sales - third parties	(51,358,653)	(88,543)	(118,323,668)	(1,458,212)
Supply chain management services - third parties	(11,913)	(16,463)	(15,555)	(24,417)

Total Cost of revenue	(52,800,052)	(3,714,645)	(141,686,226)	(6,348,486)

Gross profit	1,973,754	3,156,708	2,509,484	3,671,394

Operating expenses
Selling, general, and administrative expenses	(2,226,398)	(292,080)	(5,851,131)	(1,032,660)
Share-based payment for service	(141,400)	-	(1,836,442)	-
Total operating expenses	(2,367,798)	(292,080)	(7,687,573)	(1,032,660)

Other income (expenses), net
Interest income	1,809,398	1,836,016	6,854,491	3,736,079
Interest expenses	100,294	(15,164)	(182,954)	(69,644)
Amortization of beneficial conversion feature relating to issuance of convertible notes	(619,025)	-	(619,025)	(3,400,000)
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	-	-	(3,060,000)
Other income (expense), net	251,014	-	(135,344)	-

Total other income (expenses), net	1,541,681	1,820,852	5,917,168	(2,793,565)

Net income (loss) from continuing operations before income taxes	1,147,637	4,685,480	739,079	(154,831)

Income tax expenses	(690,022)	(1,149,563)	(1,461,884)	(1,573,531)

Net income (loss) from continued operations, net of tax	457,615	3,535,917	(722,805)	(1,728,362)

Net loss from discontinued operations, net of tax	-	(2,989,116)	-	(3,541,807)

Net income (loss)	457,615	546,801	(722,805)	(5,270,169)

Less: Net loss attributable to non-controlling interests	-	-	-	7,073

Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$457,615	$546,801	$(722,805)	$(5,263,096)

Comprehensive Income (Loss)
Net income(loss)	$457,615	$546,801	$(722,805)	$(5,270,169)
Foreign currency translation adjustment	(605,379)	3,515,011	1,457,191	3,427,039

Comprehensive income (loss)	$(147,764)	$4,061,812	$734,386	$(1,843,130)

Less: Total comprehensive loss attributable to non-controlling interests	-	-	-	7,073

Comprehensive income (loss) attributable to TD Holdings, Inc.	$(147,764)	$4,061,812	$734,386	$(1,836,057)

Earnings (loss) per share- basic	0.00	0.01	(0.01)	(0.12)
Earnings (loss) per share- diluted	0.00	0.01	(0.01)	(0.12)
Earnings (loss) per share continuing - basic and diluted	0.00	0.06	(0.01)	(0.03)
Earnings (loss) per share discontinued - basic and diluted	-	(0.05)	-	(0.09)

Weighted Average Shares Outstanding-Basic	102,091,312	58,625,143	97,406,331	43,695,789

Weighted Average Shares Outstanding-Diluted	108,621,947	58,625,143	103,936,966	43,695,789

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income (loss)	interests	Equity

Balance as at December 31, 2020	79,131,207	$79,131	$151,407,253	$(39,255,945)	$913,292	$6,885,495	-	$120,029,226
Issuance of common stocks in connection with private placements	50,000,000	50,000	62,250,000	-	-	-	-	62,300,000
Issuance of common stocks pursuant to exercise of warrants	1,558,891	1,559	1,445,767	(1,439,826)	-	-	-	7,500
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,354	2,191,634	-	-	-	-	2,192,988
Share-based payment for service	140,000	140	1,836,302	-	-	-	-	1,836,442
Issuance of common stocks pursuant to exercise of convertible notes	2,729,463	2,729	2,180,465	-	-	-	-	2,183,194
Beneficial conversion feature relating to issuance of convertible notes	-	-	1,372,250	-	-	-	-	1,372,250
Net income	-	-	-	(722,805)	-			(722,805)
Foreign currency translation adjustments	-	-	-	-	-	1,457,191	-	1,457,191
Balance as at September 30, 2021	134,913,029	$134,913	$222,683,671	$(41,418,576)	$913,292	$8,342,686	-	$190,655,986

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	loss	interests	Equity

Balance as at December 31, 2019	11,585,111	$11,585	$38,523,170	$(32,391,040)	$-	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	19,000,000	19,000	20,081,000	-	(18,500,000)	-	-	1,600,000
Issuance of common stocks in connection with exercise of convertible notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Beneficial conversion feature relating to issuance of convertible notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible notes	-	-	3,060,000	-	-	-	-	3,060,000
Issuance of common stocks in connection with exercise of warrants	20,545,401	20,545	36,349,007	-	-	-	-	36,369,552
Collection of subscription fee	-	-	-	-	13,500,000	-	-	13,500,000
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income	-	-	-	(5,263,096)	-	-	(7,073)	(5,270,169)
Foreign currency translation adjustments	-	-	-	-	-	3,462,712	-	3,462,712
Balance as at September 30, 2020	71,130,512	$71,130	$131,393,177	$(37,654,136)	$(5,000,000)	$3,092,758	$-	$91,902,929

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive income	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	(loss)	interests	Equity

Balance as at June 30, 2021	97,043,566	$97,044	$181,174,696	$(41,876,191)	$913,292	$8,948,065	$-	$149,256,906
Issuance of common stocks in connection with private placements	35,000,000	35,000	37,815,000	-	-	-	-	37,850,000
Share-based payment for service	140,000	140	141,260	-	-	-	-	141,400
Issuance of common stocks pursuant to exercise of convertible notes	2,729,463	2,729	2,180,465	-	-	-	-	2,183,194
Beneficial conversion feature relating to issuance of convertible notes	-	-	1,372,250	-	-	-	-	1,372,250
Net income	-	-	-	457,615	-	-	-	457,615
Foreign currency translation adjustments	-	-	-	-	-	(605,379)	-	(605,379)
Balance as at September 30, 2021	134,913,029	$134,913	$222,683,671	$(41,418,576)	$913,292	$8,342,686	$-	$190,655,986

	Common Stock		Additional paid-in	Accumulated	Subscription advanced from a Shareholder (Stock Subscription	Accumulated other comprehensive income	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	receivable)	(loss)	interests	Equity

Balance as at June 30, 2020	68,585,111	$68,585	$126,026,170	$(38,200,937)	$-	$(422,253)	$(15,645)	$87,455,920
Issuance of common stocks in connection with private placements	2,000,000	2,000	4,998,000	-	(5,000,000)	-	-	-
Issuance of common stocks in connection with exercise of warrants	545,401	545	369,007	-	-	-	-	369,552
Disposal of subsidiaries	-	-	-	-	-	(35,673)	15,645	(20,028)
Net income				546,801				546,801
Foreign currency translation adjustments	-	-	-	-	-	3,550,684	-	3,550,684
Balance as at September 30, 2020	71,130,512	$71,130	$131,393,177	$(37,654,136)	$(5,000,000)	$3,092,758	$-	$91,902,929

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(722,805)	$(5,270,169)
Net loss from discontinued operations	-	3,541,807
Net (loss) income from continuing operations	(722,805)	(1,728,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	331	-
Amortization of right of use assets	-	222,840
Amortization of intangible assets	2,905,932	-
Amortization of beneficial conversion feature of convertible notes	354,000	-
Interest expense for convertible notes	300,108	-
Standstill fee relating to convertible notes	356,934	-
Deferred tax liabilities	(617,582)	-
Share-based payment for service	1,836,442	-
Amortization of beneficial conversion feature relating to issuance of convertible notes	619,025	3,400,000
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	3,060,000
Changes in operating assets and liabilities:
Other current assets	1,268,574	(139,114)
Escrow account receivable	-	(369,552)
Prepayments	-	(5,282,703)
Due from related parties	(385,132)	-
Due from third parties	(1,589,463)	-
Advances from customers	(1,028,785)	1,843,990
Due to related parties	(5,497,309)	296,611
Income tax payable	2,070,616	1,573,531
Other current liabilities	607,774	439,422
Lease liabilities	-	(244,104)
Due to third party loans payable	463,271	-
Net Cash Used in Operating Activities from continuing operations	941,931	3,072,559
Net Cash Used in Operating Activities from discontinued operations	-	(700,039)
Net Cash Used in Operating Activities	941,931	2,372,520

Cash Flows from Investing Activities:
Purchases of intangible assets	(5,100,306)	-
Purchases of property and equipment	(2,603)	-
Final payment of acquisition of a subsidiary	(15,532,750)	-
Payment made on loans to related parties	-	(4,826,640)
Payment made on loans to third parties	(99,030,244)	(157,087,880)
Collection of loans from third parties	13,463,633	74,999,934
Collection of loans from related parties	44,399,732	3,404,953
Investments in other investing activities	(410,536)	-
Net Cash Used in Investing Activities from continuing operations	(62,213,074)	(83,509,633)
Net Cash Used in Investing Activities from discontinued operations	-	368,612
Net Cash Used in by Investing Activities	(62,213,074)	(83,141,021)

Cash Flows from Financing Activities:
Proceeds from third party borrowings	-	1,558,595
Repayments of borrowings to related parties	(1,896,122)	-
Payments of borrowings to the third parties	(556,397)	-
Proceeds from issuance of common stock under ATM	2,192,989	-
Proceeds from issuance of common stock under private placement transactions	57,877,941	13,500,000
Proceeds from convertible promissory notes	4,500,000	30,000,000
Proceeds from exercise of warrants	7,500	36,369,552
Net Cash Used in Financing Activities from continuing operations	62,125,911	81,428,147
Net Cash Used in Financing Activities from discontinued operations	-	(381,554)
Net Cash Used in by Financing Activities	62,125,911	81,046,593

Effect of exchange rate changes on cash and cash equivalents	736,609	912,189

Net increase(decrease) in cash and cash equivalents	1,591,377	1,190,281
Cash at beginning of period	2,700,013	1,777,276
Cash at end of period	$4,291,390	$2,967,557

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$75,416	$-

Supplemental disclosure of Non-cash investing and financing activities

Right-of-use assets obtained in exchange for operating lease obligations	$-	$455,635
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$-	$1,600,000
Issuance of common stocks in connection with conversion of convertible notes	$-	$30,000,000
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds uncollected	$-	$5,000,000
Issuance of common stocks in connection with cashless exercise of 1,502,022 warrants	$-	$868,530
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$1,439,826	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co.,Ltd, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, and Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu VC during the six months ended September 30, 2021.

HMC was renamed Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd during the nine months ended September 30, 2021.

Name	Background	Ownership
Hainan Jianchi Import and Export Co., Ltd (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Shanghai Jianchi
Hainan Baiyu Cross-border e-commerce Limited (“Hainan Baiyu”)	A Hong Kong company Incorporated on March 18, 2021 Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Tongdow HK
Yangzhou Baiyu Venture Capital Co.,Ltd (“Yangzhou Baiyu VC”)	A Hong Kong company Incorporated on April 19, 2021 Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Tongdow HK
Yangzhou Baiyu Cross-border e-commerce Limited (“Yangzhou Baiyu”)	A PRC limited liability company Incorporated on May 14, 2021 Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Yangzhou Baiyu VC

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 previously filed with the SEC on June 4, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2021 and its unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2021 and 2020, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

The Company accounts for its convertible notes at issuance by allocating the proceeds received among freestanding instruments according to ASC 470, Debt (“ASC 470,”) based upon their relative fair values.  The fair value of debt and common stock is determined based on the closing price of the common stock on the date of the transaction, and the fair value of warrants, if any, is determined using the Black-Scholes option-pricing model.  Convertible notes are subsequently carried at amortized cost.  The fair value of the warrants is recorded as additional paid-in capital, with a corresponding debt discount from the face amount of the convertible note.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company will adopt ASU 2020-06 effective January 1, 2022. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

3.	LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2021	December 31, 2020

Loans receivable from third parties	$103,932,909	$18,432,691

As of September 30, 2021, the Company has eight loan agreements compared with four loan agreements on December 31, 2020. The Company provided loans aggregating $99,030,244 for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $13,463,633 during the nine months ended September 30, 2021. These loans will mature in October 2021 through December 2021, and charges interest rate of 10.95% per annum on these customers.

Interest income of $1,840,962 and$1,828,080 was recognized for the three months ended September 30, 2021 and 2020, respectively. Interest income of $6,860,545 and $3,728,093 was recognized for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the Company recorded an interest receivable of $ 1,850,147 and $1,290,864 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of September 30, 2021 and December 31,2020 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

4.	INTANGIBLE ASSETS

	September 30, 2021	December 31, 2020
Gross carrying amount:
Customer relationships	$20,263,978	$20,117,564
Software copyright	5,088,352	-
Total	$25,352,330	$20,117,564
Accumulative amortization:
Customer relationships	$(3,012,213)	$(543,718)
Software copyright	(434,584)	-
Total	$(3,446,797)	$(543,718)

Intangible assets, net	$21,905,533	$19,573,846

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

For the nine months ended September 30, 2021 and 2020, the Company amortized $2,905,932 and $Nil respectively.  No impairment loss was made against the intangible assets during the nine months ended September 30, 2021.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending September 30, 2021:	Amount
2021	$1,007,763
2022	4,031,051
2023	4,031,051
2024	4,031,051
2025	4,031,051
Thereafter	4,773,566
Total:	$21,905,533

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments Not Designated As Hedge Accounting Treatment

On April 23 2021, Hainan Jianchi Import and Export Co., Ltd, a subsidiary of the Company, have entered into an contract with CITIC Futures Co., Ltd to deal futures business to hedging sales and purchase commodity products market price risks. The futures contracts are to trade non-ferrous metal products such as aluminium ingots, copper, silver, and gold. The contact is a derivative instrument for accounting purposes. The quantities of product in these agreements offset and are priced at prevailing market prices. The contract does not qualify for hedge accounting treatment. The company recognized other current asset on fair value $109,551, and the notional amount is about $0.5 million as of September 30, 2021. The realized gain $243,883 and unrealized loss $1,812 for the three and nine month ended September 30, 2021 were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

6.	CONVERTIBLE PROMISSORY NOTES

	September 30, 2021	December 31, 2020
Convertible notes – principal	$3,256,240	$-
Convertible notes – discount	(889,225)	-
Convertible notes – interest	207,609	-
Convertible notes, net	$2,574,624	$-

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount $1,670,000, convertible into shares of common stock, for proceeds of $1,500,000. The Company recorded a debt discount of $170,000, which is being amortized over 12 months. On July 7, 2021, The Company settled the convertible note of principal amount $200,000 and issued 260,254 shares of the Company’s common stock on July 8, 2021. On July 16, 2021, the Company settled convertible notes of principal amount $ 1,590,694 and amortized interests $ 92,499, and issued 1,980,227 shares of the Company’s common stock on July 19, 2021.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. On September 8, 2021,The Company settled the convertible note of principal amount $300,000 , and issued 488,982 shares of the Company’s common stock on September 15, 2021.

The above two Notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to maximum monthly redemption amount of $187,500 or $375,000 respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP ” (the volume weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

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

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized Separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $459,250 and $913,000 respectively. The Company will not recognize embedded beneficial conversion features until July 2021 due to the effective of standstill agreement. Beneficial conversion features have been recognized into discount on convertible notes and additional paid-in capital and such discount will be amortized in twelve months until the notes will be settled. For the three and nine months ended September 30, 2021, the Company have recognize Amortization of beneficial conversion feature $459,250 and $ 159,775 to profit .

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

On August 26, 2021, the Company entered into certain securities purchase agreements with eight investors, the Chairman and CEO of the Company, Ouyang Renmei and other seven shareholders pursuant to which the Company agreed to sell an aggregate of 16,000,000 shares of Common Stock, at a per share market price of $1.00. The transaction was consummated on September 22, 2021 by issuance of 16,000,000 shares of Common Stock. The Company received proceeds of $16,000,000 in September 2021.

On August 26, 2021, the Company entered into certain securities purchase agreement with three investors pursuant to which the Company agreed to sell an aggregate of 19,000,000 units, each unit consisting of one share of common stock and warrant to purchase one share, at a price of $1.15 per unit. on September 22, 2021, the Company issued 19,000,000 shares of Common Stock and received proceeds of $21,850,000 in September 2021 and October 2021.

Common stock issued pursuant to the conversion of convertible notes

The Company settled convertible notes of $200,000 on July 7, 2021, $1,683,193.1 on July 16, 2021, $300,000 on September 8, 2021, and issued 260,254, 1,980,227, 488,982 shares of the Company’s common stock on July 8, 2021, July 19, 2021, and September 15, 2021 respectively.

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

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community. The company recognized 141,400 Share-based payment for service to profit on the basis of the company’ close price on the Nasdaq Capital Market on July 16, 2021.

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

On April 27, 2021, the Company entered warrant exercise agreements and received proceeds of $7,500 and issued 750,000 common stock.

Warrants

A summary of warrants activity for the nine months ended September 30, 2021 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2020	1,903,370	3.13 years	$21	-
Granted	19,750,000	5 years	1.11	-
Exercised	(2,380,000)		$1.48	-
Balance of warrants outstanding and exercisable as of September 30, 2021	19,273,370	4.95 years	$1.43	-

As of September 30, 2021, the Company had 19,273,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 19,000,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 19,000,000 shares of warrants, the Company issued warrants to investors to purchase a total of 19,000,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $1.15 per share.

The Warrants ended on September 30 2021 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

On September 22, 2021, the Company estimated fair value of the 19,000,000 warrants at $5,795,099 using the Black-Scholes valuation model, which took into consideration the underlying price of ordinary shares, a risk-free interest rate, expected term and expected volatility. As a result, the valuation of the warrant was categorized as Level 3 in accordance with ASC 820, “Fair Value Measurement”.

The key assumptions used in estimates are as follows:

September 22,
2021

Price of underlying stock	$0.69
Terms of warrants (in months)	60.0
Exercise price	$1.15
Risk free rate of interest	0.86%
Dividend yield	0.00
Annualized volatility of underlying stock	67.43%

8.	EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted loss per common share for the nine months ended September 30, 2021 and 2020 respectively:

	For the nine Months Ended September 30,
	2021	2020

Net loss attributable to TD Holdings, Inc.’s Stockholders	$(722,805)	$(5,263,096)

Weighted Average Shares Outstanding-Basic	97,406,331	43,695,789
Weighted Average Shares Outstanding-Diluted	103,936,966	43,695,789
Net loss per share - basic and diluted
Earnings (loss) per share- basic	$(0.01)	$(0.12)
Earnings (loss) per share- diluted	$(0.01)	$(0.12)
Earnings (loss) per share continuing - basic and diluted	$(0.01)	$(0.03)
Earnings (loss) per share discontinued - basic and diluted	$-	$(0.09)

	For the Three Months Ended September 30,
	2021	2020

Net income (loss) attributable to TD Holdings, Inc.’s Stockholders	$457,615	$546,801

Weighted Average Shares Outstanding-Basic	102,091,312	58,625,143
Weighted Average Shares Outstanding-Diluted	108,621,947	58,625,143
Net loss per share - basic and diluted
Earnings (loss) per share- basic	$0.00	$0.01
Earnings (loss) per share- diluted	$0.00	$0.01
Earnings (loss) per share continuing - basic and diluted	$0.00	$0.06
Earnings (loss) per share discontinued - basic and diluted	$-	$(0.05)

9.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2021, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of $ 4,134,319 and $4,452,837, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2021.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the nine months ended September 30, 2021 and 2020, the Company had current income tax expenses of $ 1,461,884 and $1,573,531, respectively, and deferred income tax benefit of $ 617,582 in the connection of intangible assets generated from Baiyu acquisition, and $nil, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2021 and December 31, 2020 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

10.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Hainan Tongdow International Trade Co.,Ltd.(“Hainan TD”)	Controlled by the same ultimate parent company
Yunfeihu modern logistics Co.,Ltd (“Yunfeihu Logistics”)	Controlled by the same ultimate parent company
Shenzhen Tongdow Jingu Investment Holding Co.,Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co.,Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company

Fujian Pan	Shareholder of TD Holdings Inc

2)	Balances with related parties

-	Due from related parties

As of September 30, 2021 and December 31, 2020, the balances with related parties were as follows:

	September 30, 2021	December 31, 2020

TD International Trade (i)	$-	$4,592,698
Yangzhou TD (i)	-	3,041,180
Zhejiang TD (i)	-	8,734,024
Yunfeihu (ii)	12,083,999	19,830,214
TTHD (ii)	-	19,640,929
Total due from related parties	$12,083,999	$55,839,045

(i)	The balance due from TD International Trade, Yangzhou TD and Zhejiang TD represented prepayments for commodity metal products.

(ii)	The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

The balance due from TTHD represented loans provided to the related party. Both the principal and interest will be due in December 2021, with an interest rate of 10.95% per annum.

-	Due to related parties

	September 30, 2021	December 31, 2020

Guangzhou Chengji	$-	$1,878,511
Yunfeihu (1)	-	4,235,680
Guangdong TD (1)	-	612,313
Shenzhen Meifu (1)	-	317,637
Beijing TD (1)	93	300,992
Other related parties	22,785	888
Total due to related parties	$22,878	$7,346,021

(1)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.

3)	Transactions with related parties

For the three and nine months ended September 30, 2021, the Company generated revenues from below related party customers:

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from sales of commodity products
Yunfeihu	$1,365,823	$-	$21,650,752	$1,921,586
Yangzhou TD	-	958,108	1,641,702	958,108
TD International Trade	-	-	-	695,715
	1,365,823	958,108	23,292,454	3,575,409

Revenue from supply chain management services
Yunfeihu	-	1,353,735	-	1,424,331
TD International Trade	-	418,047	-	418,047
Guangdong TD	-	269,788	-	269,788
Total revenues generated from related parties	$1,365,823	$2,041,570	$23,292,454	$2,112,166

-	Purchases from a related party

For the nine months ended September 30, 2021 and 2020, the Company purchased commodity products from below related party vendors:

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2021	2020	2021	2020
Purchase of commodity products
Yunfeihu	$-	$943,553	$1,641,313	$943,553
Zhejiang TD	-	-	7,950,545	-
Hainan TD	-	-	3,689,710	-
TD International Trade	-	-	1,121,345	1,256,218
Yangzhou TD	1,173,364	2,666,086	7,974,732	2,666,086
	$1,173,364	$3,609,639	$22,377,645	$4,865,857

For the three months and nine months ended September 30, 2021, the Company purchased copyright software of $5,107,410 from “Yunfeihu”.

11.	DISCONTINED OPERATION

On August 28, 2020 when the Company closed disposition of HC High Summit Limited, the Company’s used luxurious car leasing business met all the conditions required in order to be classified as a discontinued operation. Accordingly, the operating results of used luxurious car leasing business are reported as a loss from discontinued operations in the accompanying consolidated financial statements for all periods presented. In addition, the assets and liabilities related to our used luxurious car leasing business are reclassified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets at September 30, 2020.

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

For the nine months ended September 30, 2020
Revenues	$13,946
Cost of revenues	323,608
Gross loss	(309,662)

Operating expenses	175,961
Other expense	3,056,184
Loss before income taxes	(3,541,807)

Income taxes	-
Net loss from discontinued operations	$(3,541,807)

12.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

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

As of September 30, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,710. The lease term was within 12 months, which will be due in August 2022. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term.

Lease expenses for the three months ended September 30, 2021 and 2020 were $38,468 and $79,098, respectively. Lease expenses for the nine months ended September 30, 2021 and 2020 were $85,476 and $234,744, respectively.

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

	September 30, 2021	December 31, 2020

Balance sheet items, except for equity accounts	6.4854	6.5326

	For the nine Months Ended September 30,
	2021	2020

Items in the statements of operations, comprehensive loss and statements of cash flows	6.4702	7.0339

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

14.	SUBSEQUENT EVENTS

(1)	Convertible Note Issuance

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the Investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds.

The Note bears interest at a rate of 10% per annum compounding daily. All outstanding principal and accrued interest on the Note will become due and payable twelve months after the purchase price of the Note is delivered by Purchaser to the Company. The Note includes an original issue discount of $200,000 along with $20,000 for Investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note.

(2)	Settlement of Convertible Notes

The Company settled convertible notes of $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 9, 2021, respectively.

(3)	November Private Placement

On November 5, 2021, the Company entered into a certain securities purchase agreement with Mr. Shuxiang Zhang and Huiwen Hu, affiliates of the Company, and certain other non-affiliate purchasers whom are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of its common stock, at a per share purchase price of $0.70. The gross proceeds to the Company from the Common Stock Offering will be $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2021, the Company had one business line which is commodities trading business.

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

For the nine months ended September 30, 2021, the Company recorded revenue of $141,679,791 from commodities trading business and $2,515,919 from commodity distributions services and other related services, respectively.

For the three months ended September 30, 2021, the Company recorded revenue of $52,730,312 from commodities trading business and $2,043,494 from commodity distributions services and other related services, respectively.

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

Recent Developments

(1)	Settlement and Mutual Release Agreement

The Company previously entered into a Common Stock Purchase Agreement with White Lion Capital, LLC, a Nevada limited liability company (the “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Investor is committed to purchase up to 15,700,000 shares of the Company’s common stock, with an aggregate of forty million dollars ($40,000,000) from time to time during a certain commitment period as defined in the Purchase Agreement.

On September 13, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the Investor. Pursuant to which, among other terms, the Company and the Investor agreed on lowering the floor price of the purchase notice to $1.00 and extending the commitment period to December 31, 2022.

(2)	Convertible Note Issuance

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the Investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds.

The Note bears interest at a rate of 10% per annum compounding daily. All outstanding principal and accrued interest on the Note will become due and payable twelve months after the purchase price of the Note is delivered by Purchaser to the Company. The Note includes an original issue discount of $200,000 along with $20,000 for Investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note.

(3)	Settlement of Convertible Notes

The Company settled convertible notes of $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 9, 2021, respectively.

(4)	November Private Placement

On November 5, 2021, the Company entered into a certain securities purchase agreement with Mr. Shuxiang Zhang and Huiwen Hu, affiliates of the Company, and certain other non-affiliate purchasers whom are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of its common stock, at a per share purchase price of $0.70. The gross proceeds to the Company from the Common Stock Offering will be $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company.

Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020

	For the Three Months Ended September 30,		Change
	2021	2020	Amount	%
Revenues
Commodity products – related parties	$1,365,823	$958,108	$407,715	43%
Commodity products – third parties	51,364,489	2,722,836	48,641,653	1786%
Supply chain management services – related parties	-	2,041,570	(2,041,570)	(100)%
Supply chain management services – third parties	2,043,494	1,148,839	894,655	78%
Total Revenue	54,773,806	6,871,353	47,902,453	697%

Cost of revenue
- Commodity product sales – related parties	(1,429,486)	(3,609,639)	2,180,153	(60)%
- Commodity product sales – third parties	(51,358,653)	(88,543)	(51,270,110)	57904%
- Supply chain management services – third parties	(11,913)	(16,463)	4,550	(28)%
Total cost of revenue	(52,800,052)	(3,714,645)	(49,085,407)	1321%

Gross profit	1,973,754	3,156,708	(1,182,954)	(37)%

Operating expenses
Selling, general, and administrative expenses	(2,226,398)	(292,080)	(1,934,318)	662%
Share-based payment for service	(141,400)	-	(141,400)	100%
Total operating cost and expenses	(2,367,798)	(292,080)	(2,075,718)	711%

Other income (expenses), net
Interest income	1,809,398	1,836,016	(26,618)	(1)%
Interest expenses	100,294	(15,164)	115,458	(761)%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(619,025)	-	(619,025)	100%
Other income (expense), net	251,014	-	251,014	100%
Total other income (expenses), net	1,541,681	1,820,852	(279,171)	(15)%

Net Income (Loss) From Continuing Operation Before Income Taxes	1,147,637	4,685,480	(3,537,843)	(76)%

Income tax expenses	(690,022)	(1,149,563)	459,541	(40)%

Net Income (Loss) From Continuing Operation	457,615	3,535,917	(3,078,302)	(87)%

Net Loss from Discontinuing Operation	-	(2,989,116)	2,989,116	(100)%

Net Income (Loss)	$457,615	$546,801	$(89,186)	(16)%

Revenue

For the three months ended September 30, 2021, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $47,902,453 or 697%, from $6,871,353 for the three months ended September 30, 2020 to $54,773,806 for the three months ended September 30, 2021, among which revenue from commodity trading and supply chain management accounted for 96.3% and 3.7% of our total revenue for the three months ended September 30, 2021. For the three months ended September 30, 2020, revenue from commodity trading and supply chain management accounted for 53.6% and 46.4% of our total revenue for the three months ended September 30, 2020.

The increase is mainly due to the prosperous bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the three quarters of 2021. Since 2021, the Company put more emphasis on its business in Hainan province which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive - vendors in Hainan province to meet the demands of lower transportation cost and time cost, meanwhile our long term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1)	Revenue from sales of commodity products

For the three months ended September 30, 2021 and 2020, the Company sold non-ferrous metals to twelve customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $52,730,312 from sales of commodity products for the three months ended September 30, 2021, among which, $1,365,823 generated from  the related party, compared with $958,108 from sales of commodity products for the same period in 2020.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended September 30, 2020, the Company provided commodity distribution services to customers.

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

For the three months ended September 30, 2021, the Company earned commodity distribution commission fees of $2,043,494 from twenty two third-party customers and the Company earned commodity distribution commission fees of $1,148,839 and $2,041,570 from facilitating such sales transactions with three third party customers and three related party customers for the same period in 2020.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue increased by $49,085,407 or 1321% from $ 3,714,645 for the three months ended September 30, 2020 to $52,800,052 for the three months ended September 30, 2021, primarily due to an increase of $51,270,110 in cost of revenue associated with commodity product sales from the third party. The cost of revenue increased is in line with the growth of revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended September 30, 2021, the Company purchased non-ferrous metal products of $51,358,653 from eleven third party vendors and $1,429,486 from one related party vendors compared with $3,609,639 from two related party suppliers for the three months ended September 30, 2020.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $292,080 for the three months ended September 30, 2020 to $2,226,398 for the three months ended September 30, 2021, representing an increase of $1,934,318 or 622%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) amortization of intangible assets of $1,010,061 and, 2) amortization of convertible notes of $ 190,667 for the three months ended September 30,2021 while no such issuance for the three months ended September 30, 2020.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2021, interest income was $1,809,398 , representing an decrease of $26,618, or 1% from $1,836,016 for the three months ended September 30, 2020.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the three months ended September 30, 2021, the item represented the amortization of beneficial conversion feature of $619,025 of the two convertible notes issue on January 6, 2021 and on March 4 2021.

For the three months ended September 30, 2020, no such expenses incurred.

Net loss from continuing operation

As a result of the foregoing, net income for the three months ended September 30, 2021 was $457,615 , representing an decrease of $ 3,078,302 from net income of $3,535,917 for the three months ended September 30, 2020.

Net loss from discontinued operations

During the three months ended September 30, 2020, the net loss from discontinued operations was $2,989,362 from discontinued operations of used luxurious car leasing business.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Revenues
Commodity products – related parties	$23,292,454	$3,575,409	$19,717,045	551%
Commodity products – third parties	118,387,337	2,722,836	115,664,501	4248%
Supply chain management services – related parties	-	2,112,166	(2,112,166)	(100)%
Supply chain management services – third parties	2,515,919	1,609,469	906,450	56%
Total Revenue	144,195,710	10,019,880	134,175,830	1339%

Cost of revenue
Commodity product sales – related parties	(23,347,003)	(4,865,857)	(18,481,146)	380%
Commodity product sales – third parties	(118,323,668)	(1,458,212)	(116,865,456)	8014%
Supply chain management services – third parties	(15,555)	(24,417)	8,862	(36)%
Total cost of revenue	(141,686,226)	(6,348,486)	(135,337,740)	2132%

Gross profit	2,509,484	3,671,394	(1,161,910)	(32)%

Operating expenses
Selling, general, and administrative expenses	(5,851,131)	(1,032,660)	(4,818,471)	467%
Share-based payment for service	(1,836,442)	-	(1,836,442)	100%
Total operating cost and expenses	(7,687,573)	(1,032,660)	(6,654,913)	644%

Other income (expenses), net
Interest income	6,854,491	3,736,079	3,118,412	83%
Interest expenses	(182,954)	(69,644)	(113,310)	163%
Amortization of beneficial conversion feature relating to issuance of convertible notes	(619,025)	(3,400,000)	2,780,975	(82)%
Amortization of relative fair value of warrants relating to issuance of convertible notes	-	(3,060,000)	3,060,000	(100)%
Other income (expense), net	(135,344)	-	(135,344)	100%
Total other expenses, net	5,917,168	(2,793,565)	8,710,733	(312)%

Loss Before Income Taxes	739,079	(154,831)	893,910	(577)%

Income tax expenses	(1,461,884)	(1,573,531)	111,647	(7)%

Net income (Loss) From Continuing Operation	(722,805)	(1,728,362)	1,005,557	(58)%

Net Loss From Discontinuing Operation	-	(3,541,807)	3,541,807	(100)%
Net Income (Loss)	$(722,805)	$(5,270,169)	$4,547,364	(86)%

Revenue

For the nine months ended September 30, 2021, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue increased by $134,175,830 or 1339%, from $10,019,880 for the nine months ended September 30, 2020 to $144,195,710 for the nine months ended September 30, 2021, among which revenue from commodity trading, supply chain management and chain management services for 98.3% and 1.7%, respectively, of our total revenue for the nine months ended September 30, 2021. The increase is mainly due to the prosperous  bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the three quarters of 2021. Since 2021, the Company put more emphasis on its business in Hainan which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive upstream vendors in Hainan to meet the demands of lower transportation cost and time cost, meanwhile our long term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1)	Revenue from sales of commodity products

For the nine months ended September 30, 2021, the Company sold non-ferrous metals to three related party customers and twenty one third party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $141,679,791 from sales of commodity products compared with $6,298,245 for the same period in 2020.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the nine months ended September 30, 2021, the Company earned commodity distribution commission fees of $2,515,919 from third party vendors compared with commission fees of $2,112,166 from six third-party customers and distribution service fees of $1,609,469 from three related party customer for the nine months ended in 2020.

Cost of revenue

Our cost of revenue primarily include cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain and cost of operating lease. Total cost of revenue increased by $135,337,740 or 2132% from $6,348,486 for the nine months ended September 30, 2020 to $141,686,226 for the nine months ended September 30, 2021, primarily due to an increase of $135,346,602 in cost of revenue associated with commodity product sales. The cost of revenue increased is accordance to the increase in sales.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the nine months ended September 30, 2021, the Company purchased non-ferrous metal products of $118,323,668 from twenty one third party vendor and $23,347,003 from eight related party vendor.

For the nine months ended September 30, 2020, the Company purchased non-ferrous metal products of $1,458,212 from one third party vendor and $4,865,857 from three related party vendor.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $1,032,660 for the nine months ended September 30, 2020 to $5,851,131 for the nine months ended September 30, 2021, representing an increase of $4,818,471, or 467%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) amortization of intangible assets of $2,905,932 and, 2) amortization of convertible notes of $354,000 for the nine months ended September 30, 2021 while no such issuance for the nine months ended September 30, 2020.

Share-based payment for service

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1,695,042 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57% for the nine months ended September 30, 2021.

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community, and recognized 141,400 Share-based payment for service to profit.

For the nine months ended September 30, 2020, no such expenses incurred.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2021, interest income was $6,854,491 representing an increase of $3,118,412, or 83% from $3,736,079 for the nine months ended September 30, 2020. The increase was primarily due to loans made to Yunfeihu for the three months ended September 30, 2021, for the nine months ended September 30, 2021, $3,795,391 was attributed to related party and $3,059,100 was generated from third party vendors.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible notes

For the nine months ended September 30, 2021, the item represented the amortization of beneficial conversion feature of $619,025 of the two convertible notes issued on January 6, 2021 and on March 4 2021.

For the nine months ended September 30, 2020, the item represented the full amortization of beneficial conversion feature of $3.4 million and amortization of relative fair value of warrants of $3.06 million relating to the convertible notes which was exercised in May 2020.

Net loss from continuing operation

As a result of the foregoing, net loss for the nine months ended September 30, 2021 was $722,805, representing an increase of $1,005,557 from net loss of $1,728,362 for the nine months ended September 30, 2020.

Net loss from discontinued operations

During the nine months ended September 30, 2020, the net loss from discontinued operations was $3,541,807 from discontinued operations of used luxurious car leasing business.

For details of discontinued operations, please refer to Note11.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2021, the Company reported cash inflows of $ 941,931 from operating activities. As of September 30, 2021, the Company positive working capital of about $103 million.

During the nine months ended September 30, 2021, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $1.63 per share for $24,450,000, issued 16,000,000 shares of common stock at $1.00 per share for $16,000,000, and issued 19,000,000 units (one unit contain of one share of common stock and one warrant) at $1.15 per share for $21,850,000, among which $17,427,941 was received in September 2021, and $4,422,059 was received in October 2021. And the Company sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $4,990,000 and also sold to certain investor and issued 1,353,468 shares for aggregate gross proceeds of $2.62 million.

The total gross proceeds from these transactions were $64 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2021 and 2020, respectively:

	For the nine months Ended September 30,
	2021	2020
Net Cash Used in Operating Activities	$941,931	$2,372,520
Net Cash Used in Investing Activities	(62,213,074)	(83,141,021)
Net Cash Provided by Financing Activities	62,125,911	81,046,593
Effect of exchange rate changes on cash and cash equivalents	736,609	912,189
Net increase (decrease) in cash and cash equivalents	1,591,377	1,190,281
Cash at beginning of period	2,700,013	1,777,276
Cash at end of period	$4,291,390	$2,967,557
Less: cash from discontinued operations
	$4,291,390	$2,967,557

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2021, we had a cash inflow from operating activities of $ 941,931, a decrease of $1,430,589 from a cash inflow of $2,372,520 for the nine months ended September 30, 2020. We incurred a net loss for the nine months ended September 30, 2021 of $722,805, an increase of $4,547,363 from the nine months ended September 30, 2020, during which we recorded a net loss from continuing operation of $5,270,169. For the nine months ended September 30, 2020, we had a cash inflow of $3,072,559 from continuing operation and outflow of $700,039 from discontinuing operation.

In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including: (1) Non cash effects adjustments include amortization of intangible assets of $2,905,932 and convertible promissory notes of $354,000, amortization of $1.69 fair value of warrants relating to service provide rand accrual convertible interest expense of $300,108 against decrease of $3.4 million amortization of beneficial conversion feature relating to issuance of convertible notes and 3.06 million of amortization of relative fair value of warrants relating to issuance of convertible notes; (2) A decrease of $1,028,785 of prepayments due to a purchase payment in advance to store goods recent competitive market;(3) A decrease of $5,497,309 of due to related party for commodity purchase.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $62,213,074 as compared to net cash used in investing activities of $83,141,021 from continuing operations for the nine months ended September 30, 2020.

The cash used in investing activities for the nine months ended September 30, 2021 was for the loans disbursed to third parties of $99,030,244, collected loans from third partis of $13,463,633 and collected loans from related partis of $44,399,732. During the nine months ended September 30, 2021, the Company purchased software copyright for $5.1 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, the cash provided by financing activities was mainly attributable to cash raised of $ 24,450,000 from certain private placements by issuance of 15,000,000 shares of common stocks, and issued 16,000,000 shares of common stock at $1.00 per share for $16,000,000, and issued 19,000,000 units (one unit contain of one share of common stock and one warrant) at $1.15 per unit for $21,850,000, among which $17,427,941 was received in September 2021. and cash raised of $2,192,988 from a registered direct offering by issuance of 1,353,468 shares of common stocks, and cash raised of $4,500,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $4,990,000. The Company repaid borrowing to the third parties of $556,397 and related parties of $1,896,122 respectively.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $7,710. The lease term was within 12 months, which will be due in August 2022. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$84,810	$84,810	$-	$-
Total	$84,810	$84,810	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q and the annual report on Form 10-K filed with the SEC on June 4, 2021 for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021 (please refer to Item 9A. Controls and Procedures enclosed in Form 10-K filed on June 26, 2021).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
4.1*	Form of Warrant, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on August 27, 2021
10.1*	Form of Common Stock Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 27, 2021
10.2*	Form of Unit Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 27, 2021
10.3*	Settlement and Mutual Release Agreement between the Company and White Lion Capital, LLC dated as of September 13, 2021, incorporated herein by reference to Exhibit 10.26 of the Registration Statement on Form S-1/A filed on September 14, 2021
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: November 12, 2021	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)