Form 10-K
period 2021-12-31
TD Holdings, Inc.
filed 2022-03-16
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $68.70 million based on the closing price of $1.01 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of March 16, 2022, there were 207,021,577 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TD Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

All references to “we,” “us,” “our,” “GLG,” “Company,” “Registrant” or similar terms used in this report refer to TD Holdings, Inc., a Delaware corporation (“GLG”), including its consolidated subsidiaries, unless the context otherwise indicates. We conduct our business through our operating entities, Shanghai Jianchi Supply Chain Co., Ltd., Shenzhen Baiyu Jucheng Data Technology Co., Ltd (Formerly Named: Shenzhen Huamu City Trade Co. Ltd.), Tongdow (Hainan) Data Technology Co. Ltd., Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., Hainan Jianchi Import and Export Co., Ltd., Hainan Baiyu Cross-border E-commerce Limited., Yangzhou Baiyu Venture Capital Co., Ltd., and Yangzhou Baiyu Cross-border E-commerce Co., Ltd.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$,” “US$” or “U.S. Dollars” refers to the legal currency of the United States.

i

Note Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K includes statements that are not historical facts and are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may be identified as forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments that actually affect us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

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

ii

PART I

Item 1. Description of Business.

Overview and Corporate History

TD Holdings, Inc. (formerly known as Bat Group, Inc.), has become a business engaging in commodity trading business (the “Commodities Trading Business”) and supply chain service business (the “Supply Chain Service Business”) in China since the disposition of its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in July 2018 and its used luxurious car leasing business in August 2020.

The Commodities Trading Business primarily involves purchasing non-ferrous metal products from upstream metal and mineral suppliers and then selling to downstream customers. The Supply Chain Service Business primarily has served as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

Our Current Business

Commodities Trading Business

The Commodity Trading Business primarily involves purchasing non-ferrous metal products, such as aluminum ingots, copper, silver, and gold, from upstream metal and mineral suppliers and then selling to downstream customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its Supply Chain Service Business in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

In order to diversify the Company’s business, the Company has operated the Commodities Trading Business through Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) since November 2019, which was renamed Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) in 2021. On November 22, 2019, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), our indirectly wholly-owned subsidiary, entered into a series of agreements with Shenzhen Baiyu Jucheng and the shareholders of Shenzhen Baiyu Jucheng pursuant to which we obtained control of Shenzhen Baiyu Jucheng (the “VIE Agreement”). On June 25, 2020, Hao Limo and Shenzhen Baiyu Jucheng entered into certain VIE termination agreement to terminate the Shenzhen Baiyu Jucheng VIE Agreement. As such, Hao Limo no longer has the control rights and rights to the assets, property and revenue of Shenzhen Baiyu Jucheng. At the same time, Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”), our wholly-owned subsidiary incorporated in China, acquired 100% equity interest of Shenzhen Baiyu Jucheng from the shareholders of Shenzhen Baiyu Jucheng (the “Shenzhen Baiyu Jucheng Shareholders”) for nominal consideration.

Through Shenzhen Baiyu Jucheng’s business, we source bulk commodity products from non-ferrous metal and mines or its designated distributors and then sell to manufacturers who need these metals in large quantity. We also work with upstream suppliers in the sourcing of commodities.

Through Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”), our wholly-owned subsidiary incorporated in China, we provide supply chain management services to our customers. On October 26, 2020, Shenzhen Baiyu Jucheng entered into certain share purchase agreements to acquire 100% shares of Qianhai Baiyu. Qianhai Baiyu is engaged in the supply chain service business and covers a full range of commodities, including non-ferrous metals, ferrous metals, coal, metallurgical raw materials, soybean oils, oils, rubber, wood and various other types of commodities. It also has a supply chain infrastructure, which includes processing, logistics, warehousing and terminals. Utilizing its customer base, industry experience, and expertise in the commodity trading industry, Qianhai Baiyu serves as a one-stop commodity supply chain service and digital intelligence supply chain platform integrating upstream and downstream enterprises, warehouses, logistics, information, and futures trading.

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

For the fiscal year ended December 31, 2021, the Company generated revenue of $197,954,015 from its commodities trading business and $3,180,227 from its supply chain management services.

January 2021 Private Placement

On January 7, 2021, the Company entered into certain securities purchase agreements with two investors, the Chairman and CEO of the Company, Renmei Ouyang, and another shareholder pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share market price of $1.63. The transaction was consummated on January 12, 2021 by the issuance of 15,000,000 shares of Common Stock. The Company received proceeds of $24,450,000 in January 2021.

Settlement and Mutual Release Agreement

On January 19, 2021, The Company previously entered into a Common Stock Purchase Agreement with White Lion Capital, LLC, a Nevada limited liability company (the “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Investor is committed to purchasing up to 15,700,000 shares of the Company’s common stock, with an aggregate of forty million dollars ($40,000,000) from time to time during a certain commitment period as defined in the Purchase Agreement, at a purchase price (the “Purchase Price”) of 90% of the lowest daily volume-weighted average price of the Company’s Common Stock during a valuation period of three business days prior to the closing of each purchase notice received by the Investor.

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

On September 13, 2021, the Company entered into a Settlement and Mutual Release Agreement with the Investor. Pursuant to which, the Company and the Investor agreed that on any trading day selected by us, provided that the closing price of our Common Stock on the date of purchase notice is greater than or equal to $1.00 and there is an effective registration statement for the resale by the Investor of the Purchase Notice Shares, we have the right, but not the obligation, to present Investor with a purchase notice, directing the Investor to purchase up to certain amount shares of our Common Stock. The maximum number shares of Common Stock to be sold under each purchase notice shall be determined by the lesser of 200% of the average daily trading volume, or $1.0 million divided by the highest closing price of our Common Stock over the most recent five (5) business days including the date of the purchase notice. Notwithstanding the foregoing, the Investor may waive the limit on the purchase notice as described above at any time to purchase additional shares under a purchase notice, subject to the conditions and limitations set forth in the Purchase Agreement.

January 2021 Registered Direct Offering

On January 20, 2021, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to sell to certain investor an aggregate of 478,468 shares of common stock in a registered direct offering, for gross proceeds of approximately $1.07 million. The Company received proceeds of $834,845 in January 2021 after deducting the agent commission and other professional fee.

February 2021 Registered Direct Offering

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

On April 27, 2021, the Company entered warrant exercise agreements and received proceeds of $7,500 and issued 750,000 common stocks.

Amendment of the Certificate of Incorporation

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

July 2021 Registered Direct Offering

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community. The company recognized 141,400 Share-based payment for service to profit based on the closing price of the Company on the Nasdaq Capital Market on July 16, 2021.

August 2021 Private Placement

On August 26, 2021, the Company entered into certain securities purchase agreement with eight investors, the Chairman and CEO of the Company, Renmei Ouyang and other seven shareholders pursuant to which the Company agreed to sell an aggregate of 16,000,000 shares of Common Stock, at a per share market price of $1.00. The transaction was consummated on September 22, 2021 by issuance of 16,000,000 shares of Common Stock. The Company received proceeds of $16,000,000 in September 2021.

On August 26, 2021, the Company entered into certain securities purchase agreements with three investors pursuant to which the Company agreed to sell an aggregate of 19,000,000 units, each unit consisting of one share of common stock and warrant to purchase one share, at a price of $1.15 per unit. On September 22, 2021, the Company issued 19,000,000 shares of Common Stock and received proceeds of $21,850,000 in September 2021 and October 2021.

Convertible Promissory Notes Issuance and Settlement

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount $1,670,000, convertible into shares of common stock, for proceeds of $1,500,000. The Company recorded a debt discount of $170,000, which is being amortized over 12 months. On July 7, 2021, The Company settled the convertible promissory note of principal amount $200,000 and issued 260,254 shares of the Company’s common stock on July 8, 2021. On July 16, 2021, the Company settled convertible promissory note of principal amount $1,590,694 and amortized interests $92,499, and issued 1,980,227 shares of the Company’s common stock on July 19, 2021.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. The Company settled convertible promissory notes of $300,000 on September 8, $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 488,982, 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on September 15, October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 10, 2021, respectively.

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the Investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The Note includes an original issue discount of $200,000 along with $20,000 for Investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note. The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, and issued 644,662, 882,412, 943,701, shares of the Company’s common stock on January 10, 2022, on January 27, 2022, February 9, 2022 respectively.

The above three Notes have a maturity of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to maximum monthly redemption amount of $187,500, $375,000, $250,000 respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

November 2021 Private Placement

On November 5, 2021, the Company entered into a certain securities purchase agreement with Huiwen Hu, affiliates of the Company and Mr. Shuxiang Zhang, and certain other non-affiliate purchasers whom are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of its common stock, at a per share purchase price of $0.70. The gross proceeds to the Company from the Common Stock Offering will be $45.5 million.

Corporate Structure

TD Holdings, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands on May 22, 2018, is wholly owned by the Company. On April 2, 2020, HC High BVI established Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”), a holding company incorporated in accordance with the laws and regulations of Hong Kong. Tongdow Block Chain is wholly owned by HC High BVI. On April 2, 2020 and July 16, 2020, Tongdow Block Chain established Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”) and Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”), respectively, as its wholly-owned subsidiaries. Both Shanghai Jianchi and Tongdow Hainan are holding companies incorporated in accordance with the laws and regulations of the People’s Republic of China (“PRC”).

On March 5, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of Delaware to effect a name change from Bat Group, Inc. to TD Holdings, Inc. (the “March Charter Amendment”). The March Charter Amendment became effective on March 6, 2020.

On June 25, 2020, Hao Limo, the Company’s wholly-owned subsidiary incorporated in PRC, and Huamucheng, which was renamed Shenzhen Baiyu Jucheng in 2021, a former VIE of the Company, entered into certain VIE Termination Agreement to terminate the Shenzhen Baiyu Jucheng VIE Agreements. On the same date, Shanghai Jianchi, Shenzhen Baiyu Jucheng and Shenzhen Baiyu Jucheng Shareholders entered into certain Share Acquisition Agreement pursuant to which Shanghai Jianchi acquired 100% equity interest of Shenzhen Baiyu Jucheng. As a result, Shenzhen Baiyu Jucheng transitioned from a variable interest entity controlled by Company into a wholly owned subsidiary of the Company.

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

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Recent Developments

Settlement of Convertible Promissory Notes

The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, and issued 644,662, 882,412, 943,701, 1,376,652 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, respectively.

Our Business

As of December 31, 2021, the Company has two business lines, the commodities trading business and Supply Chain Management Services set forth below.

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

In recent years, although the growth rate of China’s total commodity sales has slowed down, the aggregate sales are still impressive and exceed RMB100 billion. Prior to 2013, the growth rate of commodity trading was the highest at nearly 12% per year. From 2014 to 2016, as the nationwide economic operations stabilized, the growth rate slowed down to approximately 8%, and slowed down further to 5.3% and 4.6% in 2017 and 2018, respectively. However, at the same time, China’s commodity market turnover has increased from RMB25.89 trillion in 2009 to RMB60.28 trillion in 2018. China’s commodity market is still a multi-trillion dollars industry based on calculation of the size of its market turnover.

Operation of Commodity Trading Business

The Company’s commodities trading operations via Shenzhen Baiyu Jucheng is focused on non-ferrous metal commodities such as aluminum, copper, silver, and gold. We strive to become an emerging platform in the non-ferrous metal e-commerce industry by offering all participants in the non-ferrous metal e-commerce industry a seamless, one-stop transaction experience.

Business Model

We source bulk commodities from non-ferrous metal mines or its designated distributors and sell them to manufactures who need these metals in large quantities. We work with many suppliers in the sourcing of commodities, including various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

The Company has entered into a Warehousing Agreement with Foshan Nanchu Storage Management Co., Ltd. (“Foshan Nanchu”) to designate it as the Company’s warehouse. The Company’s criteria for choosing its warehouse are based primarily on the convenience of its location for transportation, which is highly conducive to the transportation of non-ferrous metal commodities, and secondarily based on its storage price.

Our inventory management procedure involves (1) an Application for Storage, (2) Storage of the Commodities, (3) an Application for Shipment, and (4) Shipment of Commodities, which are further described below.

1)	Application for Storage

●	The upstream suppliers apply for storage with the Company’s leased warehouse center upon the sale of commodities to the Company. The application requires information including the commodities’ production company, brand, specifications, weight, quantity, and storage time.

2)	Storage of the Commodities

●	Upon the arrival of the commodities at the warehouse, the warehouse checks and accepts the commodities according to the delivery instructions provided by the transportation company, ensuring that the delivery instructions, storage application, and the delivered commodities are all consistent.

●	Upon acceptance, the warehouse scans and places the commodities into sorted storage. The warehouse then issues a certificate of inspection, which includes information such as the brand name, specifications, weight, quantity, packaging information, arrival time, storage location and other information of the received commodities. The certificate of inspection is then signed and stamped by the delivery driver, the warehouse manager, and the warehouse. Four copies of the certificate of inspection are made, two of which are provided to the transportation company and the supplier.

3)	Application for Shipment

●	The downstream customers apply for shipment with the warehouse upon the purchase of Commodities from the Company. The application requires information including the production company, brand, specifications, weight, quantity, delivery time, and storage location number.

●	The downstream customers also fill in a delivery entrustment letter, including the name of the delivery company, the name of the delivery person, his or her ID number, the delivery vehicle’s license plate number, the time, quantity, and information regarding the warehouse for delivery.

4)	Shipment of Commodities

●	The warehouse prepares the commodities in advance according to the pick-up time and the Application for Shipment.

●	Upon arrival of the pick-up driver at the warehouse, the Company reviews the identity of the pick-up driver according to the delivery entrustment letter.

●	Upon completing the loading of the commodities for shipment, the warehouse issues a certificate of sale, which includes information such as the brand name, specifications, weight, quantity, delivery time, and storage location number. The pick-up driver, warehouse manager, and the warehouse signs and stamps the certificate of sale. Four copies of the certificate of sale are made, two of which are provided to the transportation company and the customer.

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

Warehousing Arrangement

Shenzhen Baiyu Jucheng has certain warehousing agreement with Foshan Nanchu pursuant to which Shenzhen Baiyu Jucheng designated Foshan Nanchu as its warehouse for the storage of its commodities.

Pursuant to the Warehousing Agreement, Shenzhen Baiyu Jucheng and Foshan Nanchu agreed to various customary representations, warranties and covenants, including, among other things, (1) details regarding the procedures for the storage and retrieval of the commodities, (2) storage and penalty fees, and (3) negotiation and litigation in the event of any breach of contract.

Suppliers

We source the non-ferrous metal from various sources including but not limited to smelters, non-ferrous metal wholesalers and metal traders. For the year ended December 31, 2021, the Company purchased non-ferrous metal products from twenty-six third party suppliers and eight related party suppliers.

Customers

We sell to various businesses in need of large quantity of non-ferrous metal including home appliance manufacturing enterprises, cable manufacturing enterprises and wire manufacturing enterprises. For the years ended December 31, 2021 and 2020, the Company sold non-ferrous metals to twenty-seven and nine customers, respectively.

Supply Chain Management Services

Commodity Distribution Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from facilitating such sales transactions with thirty-four third party customers. For the year ended December 31, 2020, the Company earned commodity distribution commission fees of $1,631,318 and $2,140,840 from facilitating such sales transactions with seven third party customers and three related party customers, respectively.

Marketing

Currently we market our commodities trading services through our sales personnel and online promotion. We have registered public accounts on WeChat and Weibo public accounts as well as an account on Tongdao.com to promote our services. We started to introduce our services via major search engines such as Zhida and Baidu. We are actively engaged with followers, viewers and potential customers on social media platforms such as Baidu Tieba, Tik Tok, Weibo, WeChat, and Zhihu. We plan to launch wider and deeper social media marketing in the near future as well as participate in more industry-related forums to increase the market exposure of our businesses and thereby increasing our popularity and establishing brand loyalty.

Seasonality

We do not experience substantial seasonal fluctuations in our revenues and results of operations.

Business Strategy

Commodities Trading Business

Our current business strategy is to expand the varieties of commodities that we trade in, including ore, crude oil and coal in addition to our current focus on non-ferrous metals. In 2022, the Company plans on further expanding the commodities trading business into Southeast Asia while continuing to maintain and grow its current domestic customers. We also plan on further expanding our trade market consultations for our bulk trading customers.

Competition

Commodities Trading Business

The Company competes against other large domestic commodity trade service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metals commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities. In addition, we also believe that our customers will choose among service providers on the basis of leadership in the commodity trading industry and service quality.

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

In addition, although there were no litigations initiated against us in 2021 by third parties alleging infringement of their proprietary rights or declaring non-infringement of our intellectual property rights, we cannot guarantee that such litigation will not be initiated in the future. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Employees

As of the date of this report, we have 69 employees for our commodities trading business, all of whom are full time. We have employment contracts with all of our employees in China and in U.S. in accordance with relevant PRC laws and U.S. laws. There is no collective bargaining contracts covering any of our employees. We believe that our relationship with our employees is satisfactory.

We have made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the general administration expenses when incurred.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited to:

●	Company Law of the PRC and its implementation rules;

●	Foreign Investment Law of the PRC and its implementation Regulations;

●	Special Management Measures (Negative List) for the Access of Foreign Investment;

●	Road Traffic Safety Law;

●	Road Transportation Regulation.

We are supervised by many provincial and local government authorities, including the Beijing Administration of Industry and Commerce.

Summaries of Certain Applicable Key PRC Laws

Foreign Trade Law of the People’s Republic of China

The “Foreign Trade Law of the People’s Republic of China” was revised and adopted at the 24th meeting of the Standing Committee of the Twelfth National People’s Congress of the People’s Republic of China on November 7, 2016. The revised “Foreign Trade Law of the People’s Republic of China” became effective from November 7, 2016.

The term “foreign trade” in the Foreign Trade Law of the People’s Republic of China refers to the import and export of goods, technology import and export, and international service trade. The law specifies the principles of foreign trade and the reasons why the country can restrict or prohibit the import and export of related goods and technologies, intellectual property protection, service trade, monopoly in foreign business activities and other relevant provisions.

Summaries of Certain Key PRC Laws

Regulations on Registration of Branch Companies

According to the PRC Company Law amended and took effect on October 26, 2018 and the Administration Regulations of Company Registration amended and took effect on February 26, 2016, a company may establish branch companies, which are entities without the status of a legal person and conduct business outside the domicile of the company. The Administration Regulations of Company Registration will be replaced by the Administrative Regulation of the PRC on the Registration of Market Entities on March 1, 2022. Branch companies must be registered at a competent government agency and obtain a business license. The amended Administration Regulations of Company Registration and the Administrative Regulation of the PRC on the Registration of Market Entities set forth the detailed formalities on the registration of branch companies.

Our PRC subsidiaries have registered one branch in Shanghai and have obtained a business license for it as of the date of this report.

Regulations on Employment Contracts

The Labor Contract Law of the PRC was promulgated on June 29, 2007, as amended on December 28, 2012 and effective on July 1, 2013. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementing Rules, which became effective as of the date of issuance. The Labor Contract Law and its Implementing Rules govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of, and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer starts to use the employee’s services. An employer may terminate the labor agreement of an employee under certain specified circumstances and in some cases, such termination can only be done after fulfillment of certain procedural requirements, such as 30 days’ prior notice or upon payment of one month’s salary in lieu of such notice. In certain cases, the terminated employee is entitled to receive a severance payment equal to the average monthly salary during the 12-month period immediately preceding to the termination (inclusive of all monetary income such as base salary, bonus, allowances, etc.), for each year of service up to the date of termination. If an employer terminates a labor contract in any circumstance other than those specified under the Labor Contract Law and its implementing rules, including termination without cause, the employer must either reinstate and continue to perform the employee’s employment contract or pay the employee damages calculated at twice the rate for calculating the severance payment, subject to the employee’s own request. In the case that the employee requests for damages, the employer is not required to pay other severance or the remainder of the amount owed under the employment contract unless the employment contract has otherwise provided for.

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

Regulation on PRC Business Tax and VAT

Prior to January 1, 2012, pursuant to the Provisional Regulation of China on Business Tax and its Implementing Rules, an entity or individual rendering services in China were generally subject to a business tax at the rate of 5% on revenues generated from the provision of such services. Since January 1, 2012, the MOF and the SAT have started to implement the VAT Pilot Program, which imposes VAT in lieu of business tax for certain industries in Shanghai. Since August 1, 2012, the VAT Pilot Program has been expanded to and implemented in other regions, including Beijing, Tianjin, Jiangsu, Zhejiang, Anhui, Fujian, Hubei, Guangdong. On May 24, 2013, the MOF and the SAT jointly issued Notice 37, which expanded the VAT Pilot Program nationwide starting on August 1, 2013. On December 12, 2013, the MOF and the SAT jointly issued Notice 106, effective on January 1, 2014, which replaced Notice 37 and improved some tax policies in the VAT Pilot Program. From May 1, 2016, the VAT was expanded to all business tax taxpayers and until November 19, 2017, the State Council promulgated Decision of the State Council on Abolishing the Provisional Regulations on Business Tax of the People’s Republic of China and Amending the Provisional Regulations on Value-Added Tax of the People’s Republic of China. As a result of the VAT, an entity or individual rendering services in China is subject to VAT at the rate of 17%, 11% or 6%, as applicable. According to the Notice of the Ministry of Finance and the SAT on Adjusting Value added Tax Rates, issued on April 4, 2018, and became effective on May 1, 2018, the value-add tax rates of 17%, 11% or 6% applicable to the taxpayers who render services are adjusted to 16%, 10% or 6% respectively. According to the Notice of the Ministry of Finance, the SAT and the General Administration of Customs on Relevant Policies for Deepening Value Added Tax Reform, issued on March 20, 2019, and became effective on April 1, 2019, such value added tax rate was reduced to 13%, 9% or 6%, respectively.

Regulations on PRC Enterprise Income Tax

The PRC enterprise income tax is calculated based on the taxable income determined under the PRC laws and accounting standards. On March 16, 2007, the National People’s Congress of China enacted a new Enterprise Income Tax Law of the PRC, which became effective on January 1, 2008 and amended the Enterprise Income Tax Law of the PRC on December 29, 2018. On December 6, 2007, the State Council promulgated the Implementation Rules to the Enterprise Income Tax Law of the PRC, or the Implementation Rules, which also became effective on January 1, 2008 and amended the Implementation Rules to the Enterprise Income Tax Law of the PRC on April 23, 2019. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the Enterprise Income Tax Law of the PRC, or the Transition Preferential Policy Circular, which became effective simultaneously with the Enterprise Income Tax Law of the PRC. On October 17, 2017, the State Administration of Taxation promulgated the Announcement of the State Administration of Taxation on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises, which became effective on December 1, 2017 and amended Withholding at Source of Income Tax of Non-resident Enterprises on June 15, 2018. The Enterprise Income Tax Law of the PRC imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the Enterprise Income Tax Law of the PRC, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term “de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) more than half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

Regulations on Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which was most recently amended in August 2008. Under the PRC Foreign Exchange Administration Regulations, Renminbi is freely convertible for payments of current account items, such as distribution of dividends, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE. In contrast, approval from or registration with appropriate government authorities is required where Renminbi is to convert into foreign currency and remitted out of China to pay capital account items, such as direct investments, repayment of foreign currency-denominated loans, repatriation of investments and investments in securities outside of China.

In November 2012, SAFE promulgated the Circular on Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular on Improving and Adjusting Foreign Exchange Policies, which was latest amended on December 30, 2019. Circular on Improving and Adjusting Foreign Exchange Policies substantially amends and simplifies the foreign exchange procedure. Pursuant to Circular on Improving and Adjusting Foreign Exchange Policies, the opening of various foreign exchange accounts for designated purposes, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of Renminbi proceeds derived by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by foreign-invested enterprises to their foreign shareholders, no longer require approval or verification from SAFE, and the same entity may open multiple capital accounts in different provinces.

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

In February 2015, SAFE promulgated the Circular of Further Simplifying and Improving the Policies of Foreign Exchange Administration Applicable to Direct Investment, or Circular 13, which became effective on June 1, 2015 and was amended on December 30, 2019. Upon the implementation of Circular 13, the current foreign exchange procedures will be further simplified, foreign exchange registrations of direct investment will be handled by designated foreign exchange settlement banks instead of SAFE and its branches.

On March 30, 2015, SAFE issued the Circular on Reform of the Administrative Rules of the Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises (“SAFE Circular 19”), which became effective on June 1, 2015 and was amended on December 30, 2019. Pursuant to SAFE Circular 19, foreign-invested enterprises may either continue to follow the current payment-based foreign currency settlement system or elect to follow the “conversion-at-will” regime of foreign currency settlement. Where a foreign-invested enterprise follows the conversion-at-will regime of foreign currency settlement, it may convert part or all of the amount of the foreign currency in its capital account into Renminbi at any time. The converted Renminbi will be kept in a designated account labeled as settled but pending payment, and if the foreign-invested enterprise needs to make payment from such designated account, it still needs to go through the review process with its bank and provide necessary supporting documents. SAFE Circular 19, therefore, has substantially lifted the restrictions on the usage by a foreign-invested enterprise of its RMB registered capital converted from foreign currencies. According to SAFE Circular 19, such Renminbi capital may be used at the discretion of the foreign-invested enterprise and SAFE will eliminate the prior approval requirement and only examine the authenticity of the declared usage afterwards. Nevertheless, foreign-invested enterprises are still not allowed to extend intercompany loans to PRC consolidated entities. In addition, as Circular 19 was promulgated recently, there remain substantial uncertainties with respect to the interpretation and implementation of this circular by relevant authorities.

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

Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

●	Foreign Investment Law of the PRC, effective as of January 1, 2020;

●	Regulations for Implementation the Foreign Investment Law of the PRC, effective as of January 1, 2020;

●	Company Law of the PRC, as amended on October 26, 2018;

●	Partnership Enterprise Law of the PRC, effective as of February 23, 1997, as amended on August 27, 2006;

●	Enterprise Income Tax Law of the PRC, effective as of March 16, 2007, as amended on December 29, 2018;

●	Regulations on the Implementation of the Enterprise Income Tax Law of the PRC, effective as of December 6, 2007, as amended on April 23, 2019.

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

Regulations on Offshore Investment by PRC Residents

Pursuant to the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round Trip Investment via Overseas Special Purpose Companies and its subsequent amendments, supplements or implementation rules, or SAFE Circular 75, issued on October 21, 2005, a PRC resident (whether a natural person or legal persons) shall register with the local branch of the SAFE before it establishes or controls an overseas SPV, with assets or equity interests in a PRC company, for the purpose of overseas equity financing. On July 4, 2014, SAFE issued the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Outbound Investment and Financing and Inbound Investment via Special Purpose Vehicles (“SPV”), or SAFE Circular 37, which has superseded SAFE Circular 75. According to SAFE Circular 37, the PRC domestic resident shall apply for SAFE registration for overseas investment before paying capital to SPV by using his, her or its legal assets whether overseas or domestic. The SPV is defined as “offshore enterprise directly established or indirectly controlled by the domestic residents (including domestic institutions and individuals) with their legally owned assets and equity of the domestic enterprise, or legally owned offshore assets or equity, for the purpose of offshore investment and financing”. In addition, in the event that the SPV undergoes changes of its basic information such as the individual shareholder, name, operation term, etc., or material events including increase or decrease by domestic individual shareholder in investment amount, equity transfer or swap, merge, spinoff, etc., the domestic resident shall timely complete the change of foreign exchange registration formality for offshore investment.

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

Regulations on Cross-border Direct Investment in Renminbi

On October 12, 2011, MOFCOM issued the Notice of the Ministry of Commerce on Issues concerning Cross border Direct Investment in Renminbi which was abolished in 2013 and on December 3, 2013 the MOFCOM promulgated the Announcement on Issues relating to Cross-border Direct Investment in RMB, effective from January 1, 2014. Under this announcement, the “cross- border direct investment in RMB “shall refer to the direct investment activities conducted by foreign investors (including the investors from Hong Kong, Macau and Taiwan) in China with offshore RMB funds obtained legally, including, among other things, the establishment of new enterprises, increase of capital, shareholding or merger and acquisition of domestic enterprises. The cross-border direct investment in RMB by a foreign investor or reinvestment by its foreign-invested enterprise shall conform to the requirements of laws, regulations and relevant provisions on foreign investment and comply with the foreign investment industry policies of China and the provisions on security review of foreign investment mergers and acquisitions and anti-monopoly review. No foreign-invested enterprise is allowed to use the funds of cross-border direct investment in RMB for investment, directly or indirectly, in negotiable securities and financial derivatives in China (except for strategic investment in listed companies) or for entrusted loans. On October 13, 2011, the PBOC issued the Management Rules on the Settlement of Foreign Direct Invested Renminbi, which provide those foreign invested enterprises with RMB-dominated foreign direct investment must register with the PBOC or its local branch after obtaining the permit from MOFCOM and the business license. The Management Rules on the Settlement of Foreign Direct Invested Renminbi was amended on June 5, 2015.

Regulations on Intellectual Property Rights

China has adopted comprehensive legislation governing intellectual property rights, including copyright, trademark, patents and domain names.

The PRC has adopted comprehensive legislation governing intellectual property rights, including copyrights, patents, trademarks and domain names.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law and related rules and regulations, which become effective in 2010 and was last amended on November 11, 2020. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Patent. The Patent Law, which became effective in 2009 and was amended on October 17, 2020, provides for patentable inventions, utility models and designs. An invention or utility model for which patents may be granted must have novelty, creativity and practical applicability. The State Intellectual Property Office under the State Council is responsible for examining and approving patent applications.

Trademark. The Trademark Law, which became effective in 2014 and was amended on April 23, 2019, and its implementation rules protect registered trademarks. The Trademark Office of the State Administration for Industry & Commerce is responsible for the registration and administration of trademarks throughout the PRC. The Trademark Law has adopted a “first-to-file” principle with respect to trademark registration.

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

We have deployed a significant amount of proceeds from our financings in our new commodities business line, Shenzhen Baiyu Jucheng. New ventures are inherently risky and may not be successful. In evaluating such endeavors, we are required to make difficult judgments regarding the value of business strategies, opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, these investments involve certain other risks and uncertainties, including the risks involved with entering new competitive categories or regions, the difficulty in integrating the new business, the challenges in achieving strategic objectives and other benefits expected from our investment, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities and the performance of underlying products, capabilities or technologies.

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

Our future success is substantially dependent on the continued service of certain members of our senior management, including Ms. Renmei Ouyang, our Chairwoman and Chief Executive Officer, Mr. Tianshi Yang, our Chief Financial Officer. These officers play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand and culture. The loss of the services of any of these executives without qualified replacement could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our ordinary shares to decline.

Our business depends on adequate supply and availability of nonferrous metal commodities.

Our planned business requires nonferrous metal commodities that are sourced from third party suppliers. We are affected by industry supply conditions, which generally involve risks beyond our control, including costs of these materials, transportation costs and market demand. As a result, we may not be able to obtain an adequate supply of quality nonferrous metal commodities in a timely or cost-effective manner, which would have a material adverse effect on our business, financial condition and results of operations.

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

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund, for investment return. On April 6, 2020, we filed a law suit against Harrison Fund in California seeking the full refund of the $1,000,000 investment because we identified problematic information in Harrison Fund’s brochure. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal costs, remains uncertain. Therefore, we recorded a full investment impairment loss of $1,000,000, which was reflected in the consolidated statements of operation and comprehensive income (loss). We may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, it could have a material adverse effect on our results of operations and cash flows.

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

As discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of the date of this Annual Report, we are re-assessing the design of our controls and modifying processes. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatement in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

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

Risks Related to Ownership of our Common Stock

If We have not been in compliance with Nasdaq’s requirements for continued listing and our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

If We were delinquent in the filing of our periodic reports with the SEC, we will not be in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we would be permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. However there can be no guarantee that Nasdaq will accept our compliance plan, grant us the extension or that we will be able to file by the extended compliance period, in which case our common stock may be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain our listing on the Nasdaq Capital Market.

The minimum bid price per share of us common shares has been below $1.00 for a period of 30 consecutive business days and we therefore no longer meet the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). We haven’t until February 28, 2022 to regain compliance, we must prove to be eligible for an additional 180 calendar days that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2). On March 1, 2022, we have received notice from Nasdaq indicating that, while we have not regained compliance with the minimum bid price requirement, the Staff of Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until August 29, 2022, to regain compliance. If we don’ t regain compliance until August 29, 2022, Nasdaq will provide notice that our common stock will be subject to delisting from trading.

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

In addition, with the extended Chinese business shutdowns that resulted from the outbreak of COVID-19, we may experience delays or the inability to service our customers on a timely basis in our commodities trading business. The disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of our interruptions in the supply of commodities, personnel absences, and delivery and storage of commodities, any of which could have adverse ripple effects on our commodities trading business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our ability to provide our products and services to our customers could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our products and services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the localities in which we or our suppliers and customers operate within China.

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

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters generally. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how long such appreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again. All of our revenues and substantially all of our costs are denominated in Renminbi. We rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of Renminbi may materially and adversely affect our results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the common stock in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our principal executive offices are located at 25th Floor, Block C, Tairan Building, No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC 518000, where we leased approximately 1,064.5 square feet of office space pursuant to a lease agreement, which lasts from November 3, 2021 to December 31, 2024 with an annual rent in the amount of RMB2 million (approximately US0.3 million).

We do not own any real property or have any land use rights.

Item 3. Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of its business.

a) 2020 Court Matter with Harrison Fund

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

Holders

We had 264 holders of record of our common stock as of the date of this Annual Report.

Dividends

We did not declare or pay any dividend in 2021 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Future payment of dividends will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by WFOE, we may not be able to pay dividends to our stockholders. The Foreign Investment Law of the PRC, as amended, its Implementing Rules and the Company Law of the PRC, as amended, contain the principal regulations governing dividend distributions of wholly foreign-owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, for certain reserve funds. Our accumulated reserve funds now reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of December 31, 2021, the Company had two business lines, which are the commodities trading business and supply chain management services.

Commodities Trading Business

The commodity trading business primarily involves purchasing non-ferrous metal products, such as aluminum ingots, copper, silver, and gold, from metal and mineral suppliers and then selling to customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from facilitating such sales transactions with thirty-four third party customers. For the year ended December 31, 2020, the Company earned commodity distribution commission fees of $1,631,318 and $2,140,840 from facilitating such sales transactions with seven third party customers and three related party customers, respectively.

Competition

The Company mainly competes against other large domestic commodity metal product trading service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metals commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities.

Applicable Government Regulations

Shenzhen Baiyu Jucheng has obtained all material approvals, permits, licenses and certificates required for our metal product trading operations, including registrations from the local business and administrative department authorizing the purchase of raw materials.

Recent developments

(1)	Settlement of Convertible Promissory Notes

The Company settled convertible promissory notes of $200,000, $175,000, $175,000, and $200,000 on January 5, 2022, January 26, 2022, February 8, 2022 and February 25, 2022, respectively, and issued 644,662, 882,412, 943,701, and 1,376,652 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, and March 3, 2022, respectively.

(2)	November Private Placement

On November 5, 2021, the Company entered into a certain securities purchase agreement with Huiwen Hu, affiliates of the Company and Mr. Shuxiang Zhang, and certain other non-affiliate purchasers whom are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of its common stock, at a per share purchase price of $0.70. The gross proceeds to the Company from the Common Stock Offering will be $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company. The shares were issued on January 11,2022.

Key Factors Affecting Our Results of Operation

The commodities trading industry is also experiencing decreasing demand as a result of China’s overall economic slowdown. We expect competition in commodities trading business to persist and intensify.

We have a limited operating history having just started our commodities trading business in late December 2019. We believe our future success depends on our ability to significantly increase sales as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in commodities trading industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences; and

●	recruitment, training and retaining of qualified managerial and other personnel.

Our business requires a significant amount of capital in large part due to needing to purchase a bulk volume of commodities, and expand our business in existing markets and to additional markets where we currently do not have operations.

Results of Operations

Year Ended December 31, 2021 as Compared to Year Ended December 31, 2020

	For the Years Ended December 31,		Change
	2021	2020	Amount	%
Revenues
Sales of commodity products – third parties	$173,904,016	$8,252,866	$165,651,150	2007%
Sales of commodity products – related parties	24,049,999	16,243,777	7,806,222	48%
Supply chain management services – third parties	3,180,227	1,631,318	1,548,909	95%
Supply chain management services – related parties	-	2,140,840	(2,140,840)	(100)%
Total revenue	201,134,242	28,268,801	172,865,441	612%

Cost of revenue
Commodity product sales – third parties	(173,996,000)	(7,853,215)	(166,142,785)	2116%
Commodity product sales – related parties	(24,045,511)	(16,744,094)	(7,301,417)	44%
Supply chain management services – third parties	(84,118)	(43,162)	(40,956)	95%
Total cost of revenue	(198,125,629)	(24,640,471)	(173,485,158)	704%

Gross profit	3,008,613	3,628,330	(619,717)	(17)%

Operating expenses
Selling, general, and administrative expenses	(8,137,481)	(3,035,598)	(5,101,883)	168%
Share-based payment for service	(1,836,442)	-	(1,836,442)	100%
Total operating cost and expenses	(9,973,923)	(3,035,598)	(6,938,325)	229%

Other income (expenses), net
Interest income	10,079,776	6,239,943	3,839,833	62%
Interest expenses	(313,965)	(185,106)	(128,859)	70%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(1,463,883)	(3,400,000)	1,936,117	(57)%
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	-	(3,060,000)	3,060,000	(100)%
Impairment of investment in an equity investee	-	(410,000)	410,000	(100)%
Other income (expense), net	(285,774)	-	(285,774)	100%
Total other income, net	8,016,154	(815,163)	8,831,317	(1083)%

Loss from continuing operations before income taxes	1,050,844	(222,431)	1,273,275	(572)%

Income tax expenses	(1,991,201)	(2,177,924)	186,723	(9)%

Net loss from continuing operations	(940,357)	(2,400,355)	1,459,998	(61)%

Net loss from discontinued operations	-	(3,551,258)	3,551,258	(100)%

Net loss	$(940,357)	$(5,951,613)	$5,011,256	(84)%

Revenue

For the years ended December 31, 2021 and 2020, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue increased by $172,865,441 or 612%, from $28,268,801 for the year ended December 31, 2020 to $201,134,242 for the year ended December 31, 2021, among which revenue from commodity trading, supply chain management services for 98.4% and 1.6%, respectively, of our total revenue for the year ended December 31, 2021. The increase is mainly due to the prosperous bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the year 2021. Since 2021, the Company put more emphasis on its business in Hainan which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive upstream vendors in Hainan to meet the demands of lower transportation cost and time cost, meanwhile our long-term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1)	Revenue from sales of commodity products

For the year ended December 31, 2021, the Company sold non-ferrous metals to twenty-four third party customers and three related party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $173,904,016 and $24,049,999, respectively, from sales of commodity products to twenty-four third party customers and three related party customers.

For the year ended December 31, 2020, the Company sold non-ferrous metals to five third party customers and four related party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $8,252,866 and $16,243,777, respectively, from sales of commodity products to five third party customers and four related party customers.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from third party vendors compared with commission fees of $1,631,318 from seven third party customers and distribution service fees of $2,140,840 from three related party customers for the year ended December 31, 2020.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue increased by $173,485,158 or 704% from $24,640,471 for the year ended December 31, 2020 to $198,125,629 for the year ended December 31, 2021, primarily due to an increase of $173,444,202 in cost of revenue associated with commodity product sales. The cost of revenue increased is in accordance to the increase in sales.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the year ended December 31, 2021, the Company purchased non-ferrous metal products of $173,996,000 from twenty-six third party vendors and $24,045,511 from eight related party vendors.

For the year ended December 31, 2020, the Company purchased non-ferrous metal products of $7,853,215 from six third party vendors and $16,744,094 from three related party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $3,035,598 for the year ended December 31, 2020 to $8,137,481 for the year ended December 31, 2021, representing an increase of $5,101,883, or 168%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to (1) amortization of intangible assets of $3,927,961, and (2) amortization of convertible promissory notes of $489,000 for the year ended December 31, 2021 while no such issuance for the year ended December 31, 2020.

Share-based payment for service

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1,695,042 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57% for the year ended December 31, 2021.

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community, and recognized 141,400 Share-based payment for service to profit.

For the year ended December 31, 2020, no such expenses incurred.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the year ended December 31, 2021, interest income was $10,079,776 representing an increase of $3,839,833, or 62% from $6,239,943 for the year ended December 31, 2020. The increase was primarily due to loans made to Yunfeihu for the year ended December 31, 2021. For the year ended December 31, 2021, $4,119,588 was attributed to related party and $5,944,757 was generated from third party vendors.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the year ended December 31, 2021, the item represented the amortization of beneficial conversion feature of $1,463,883 of the three convertible promissory notes issued on January 6, 2021, on March 4, 2021 and on October 4, 2021.

For the year ended December 31, 2020, the item represented the full amortization of beneficial conversion feature of $3,400,000 and amortization of relative fair value of warrants of $3,060,000 relating to the convertible promissory notes which was exercised in May 2020.

Net loss from continuing operation

As a result of the foregoing, net loss for the year ended December 31, 2021 was $940,357, representing an increase of $1,459,998 from net loss of $2,400,355 for the year ended December 31, 2020.

Net loss from discontinued operations

For the year ended December 31, 2021, the net loss from discontinued operations was zero. During the year ended December 31, 2020, the net loss from discontinued operations was $3,551,258 from discontinued operations of used luxurious car leasing business.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying audited consolidated financial statements, for the year ended December 31, 2021, the Company reported cash inflows of $8,034,010 from operating activities. As of December 31, 2021, the Company positive working capital of about $107 million.

During the year ended December 31, 2021, the Company entered into additional private placement agreements with certain private investors and issued 15,000,000 shares of common stock at $1.63 per share for $24,450,000, issued 16,000,000 shares of common stock at $1.00 per share for $16,000,000, and issued 19,000,000 units (one unit contain of one share of common stock and one warrant) at $1.15 per share for $21,850,000, among which $17,427,941 was received in September 2021, and $4,422,059 was received in October 2021. And the Company sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $6,500,000 and also sold to certain investor and issued 1,353,468 shares for aggregate gross proceeds of $2.62 million.

The total gross proceeds from these transactions were $64 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended December 31,
	2021	2020
Net Cash Provided by Operating Activities	$8,034,010	$29,856,033
Net Cash Used in Investing Activities	(71,520,955)	(132,582,547)
Net Cash Provided by Financing Activities	64,118,618	106,148,679
Effect of exchange rate changes on cash and cash equivalents	979,382	(2,499,428)
Net increase in cash and cash equivalents	1,611,055	922,737
Cash at beginning of period	2,700,013	1,777,276
Cash at end of period	$4,311,068	$2,700,013
Less: cash from discontinued operations	-	-
Cash from continuing operations	$4,311,068	$2,700,013

Net Cash Provided by Operating Activities

During the year ended December 31, 2021, we had a cash inflow from operating activities of $8,034,010, a decrease of $21,822,023 from a cash inflow of $29,856,033 for the year ended December 31, 2020. We incurred a net loss for the year ended December 31, 2021 of $940,357, an increase of $1,459,998 from the year ended December 31, 2020, during which we recorded a net loss from continuing operation of $2,400,355. For the year ended December 31, 2020, we had a cash inflow of $29,981,166 from continuing operation and outflow of $125,133 from discontinuing operation.

In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including: (1) non cash effects adjustments, including amortization of intangible assets of $3,927,961 and convertible promissory notes of $489,000, amortization of fair value of warrants relating to service provide rand accrual convertible interest expense of $1,463,883 against a decrease of $3.4 million amortization of beneficial conversion feature relating to issuance of convertible promissory notes and $3.06 million amortization of relative fair value of warrants relating to issuance of convertible promissory notes; (2) a decrease of $4,170,261 of advances from customers due to a purchase payment in advance to store goods recent competitive market; and (3) a decrease of $5,516,085 of due to related party for commodity purchase.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $71,520,955 as compared to net cash used in investing activities of $132,582,547 from continuing operations for the year ended December 31, 2020.

The cash used in investing activities for the year ended December 31, 2021 was for the loans disbursed to third parties of $108,800,053, collected loans from third partis of $13,504,542 and collected loans from related partis of $45,397,738. During the year ended December 31, 2021, the Company purchased software copyright for $5.1 million.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, the cash provided by financing activities was mainly attributable to cash raised of $ 24,450,000 from certain private placements by issuance of 15,000,000 shares of common stocks, and issued 16,000,000 shares of common stock at $1.00 per share for $16,000,000, and issued 19,000,000 units (one unit contain of one share of common stock and one warrant) at $1.15 per unit for $21,850,000, among which $17,427,941 was received in September 2021. and cash raised of $2,192,988 from a registered direct offering by issuance of 1,353,468 shares of common stocks, and cash raised of $6,500,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $7,190,000. The Company repaid borrowing to the third parties of $558,088 and related parties of $1,901,724 respectively.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

As of December 31, 2021, the Company had two lease arrangement with an unrelated third party with a monthly rental fee of approximately $26,441. The lease term was within 38 months, which will be due in December 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

	Total	Less than 1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$897,285	$310,665	$310,665	$275,955
Total	$897,285	$310,665	$310,665	$275,955

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Audit Alliance LLP and BF Borgers CPA PC, our independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020, respectively, are set forth on pages F-1 through F-36 of this Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2021. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Our Management believes that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2021 including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2021, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2022 to continue to remediate the material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

The Company tried to make some changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

●	The Company has appointed a new accounting manager to improve the Company’s internal review process.

●	The Company has established additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process.

●	The Company has established and maintained (i) a control process for the accounting implication assessment of all significant payments, particularly those that are non-routine; (ii) a control process for maintaining all supporting documentation regarding all non-routine transactions.

●	The Company provides applicable training for our financial and accounting staff in the Company’s Accounting Department to enhance their understanding of U.S. GAAP and internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	54	Chief Executive Officer, President and Chairwoman of the Board
Tianshi Yang	32	Chief Financial Officer, Director
Xiangjun Wang	49	Director
Heung Ming (Henry) Wong	52	Director
Donghong Xiong	54	Director

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

Mr. Tianshi (Stanley) Yang, has served as the Chief Financial Officer and Director since June 11, 2021. Mr. Yang served as the Head of Investor Relations of Aesthetic Medical International Holdings Group Ltd. (NASDAQ: AIH) from March 2020 to May 2021 and as the Financial Department Director of Meten EdtechX Education Group (NASDAQ: METX) from January 2019 to February 2020. From May 2016 to October 2018, Mr. Yang served as the Investment Director of China First Capital Group, a company listed on the Hong Kong Stock Exchange (SEHK: 01269). Mr. Yang has also served as a Senior Auditor at Ernst & Young from September 2011 to December 2013. Mr. Yang graduated from Tianjin University of Finance and Economics in Tianjin, China with a bachelor’s degree in Financial Engineering, and obtained a master’s degree in Finance from Brandeis University.

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

Mr. Henry Heung Ming Wong, was the independent non-executive director of Shifang Holding Limited (stock code: 1831) and Raffles Interiors Limited (stock code: 1376) since 8 November 2010 and 30 March 2020 respectively. Both companies are listed on the Hong Kong Main Board of the Stock Exchange. Mr. Wong has more than 27 years of experience in finance, accounting, internal controls and corporate governance in the United States, Singapore, China and Hong Kong. Prior to that, Mr. Wong was the CFO of a Nasdaq listed Company, Meten EdtechX Group Ltd (stock ticker: METX) from June 2020 to March 2021. Mr. Wong was also the CFO and senior finance executives of various companies including being the CFO of the Frontier Services Group Limited, a company listed on the Main Board of the Stock Exchange (stock code: 0500) and the CFO of Beijing Oriental Yuhong Waterproof Technology Co., Ltd., the leading waterproof materials manufacturer in China and a company listed on the Shenzhen Stock Exchange (stock code: 2271). Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from City University of Hong Kong in 1993 with a bachelor’s degree in Accountancy and also obtained a master’s degree in Electronic Commerce from The Open University of Hong Kong in 2003. He is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

Mr. Donghong Xiong, has served as the managing director of Synergetic Innovation Fund Management Co., LTD. since 2014. He served as the M&A general manager at Shanghai Search Media Group from 2007 to 2013. Mr. Xiong holds a Bachelor’s degree in philosophy from Sun Yat-Sen University and also received his MBA and PhD in Scientific Philosophy from Sun Yat-Sen University.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Henry Heung Ming Wong, Xiangjun Wang and Donghong Xiong are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Xiangjun Wang, Donghong Xiong, and Henry Heung Ming Wong are members of our Audit Committee, where Henry Heung Ming Wong serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Henry Heung Ming Wong possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Xiangjun Wang, Donghong Xiong and Henry Heung Ming Wong are members of our Compensation Committee where Donghong Xiong serves as the chairwoman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Xiangjun Wang, Donghong Xiong and Henry Heung Ming Wong are the members of our Nominating and Governance Committee where Xiangjun Wang serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. According to the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible for identifying and proposing new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2021.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Legal Proceedings Involving Officers and Directors

To the knowledge of the Company after reasonable inquiry, no Director Nominee during the past ten years, or any promoter who was a promoter at any time during the past five fiscal years, has (1) been subject to a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (4) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity; (5) been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; (6) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act, as amended, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to GLG in all capacities for our fiscal years ended 2021 and 2020 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Renmei Ouyang (1)	2021	600,000	-	-	-	-	600,000
(CEO, Former COO)	2020	600,000	-	-	-	-	600,000

Tianshi Yang (2)	2021	51,174	-	-	-	-	51,174
(CFO)	2020	-	-	-	-	-	-

Wei Sun (3)	2021	37,734	-	-	-	-	37,734
(Former CFO)	2020	5,317	-	-	-	-	5,549

Qun Xie (4)	2021	-	-	-	-	-	-
(CSO)	2020	300,000	-	-	-	-	300,000

(1)	Ms. Renmei Ouyang was appointed as the CEO of the Company on January 9, 2020. Ms. Renmei is entitled to an annual base salary of $600,000 pursuant to the employment agreement she has with the Company.

(2)	Mr. Tianshi Yang was appointed as the CFO of the Company on June 11, 2021.

(3)

Ms. Wei Sun was appointed as the CFO of the Company on July 28, 2020. Ms. Wei Sun is entitled to an annual base salary of $50,000 pursuant to the employment agreement she has with the Company. Ms. Wei Sun resigned on June 11, 2021.

(4)

Mr. Qun Xie was appointed as the CSO of the Company on January 9, 2020. Mr. Qun Xie is entitled to an annual base salary of $300,000 pursuant to the employment agreement he has with the Company. Mr. Qun Xie resigned on September 16, 2021.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2021

During the fiscal year ended December 31, 2021, no shares of Common Stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2021.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Xiangjun Wang (1)	$10,000	-	-	-	10,000
Kecen Liu* (2)	$-	-	-	-	-
Henry Heung Ming Wong (3)	$-	8,300	-	-	8,300
Weicheng Pan *(4)	$-	-	-	-	-
Donghong Xiong (5)	$-	3,804	-	-	3,804

*	Resigned in 2021
(1)	Mr. Xiangjun Wang was appointed as a director of the Company on December 14, 2020 and shall receive annual compensation at $10,000 per year.
(2)	Ms. Kecen Liu was appointed as a director of the Company on February 12, 2018 and shall receive annual compensation at $10,000 per year.
(3)	Mr. Henry Wong was appointed as a director of the Company on April 27, 2021 and shall receive annual compensation of 30,000 shares of common stock of the Company per year.
(4)	Mr. Weicheng Pan was appointed as a director of the Company on October 17, 2019 and shall receive annual compensation at $60,000 per year. Mr. Weicheng Pan resigned on December 15, 2021.
(5)	Mr. Donghong Xiong was appointed as a director of the Company on February 8, 2021 and shall receive annual compensation of 10,000 shares of common stock of the Company per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 16, 2022 by our officers, directors and 10% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
10% stockholders:
Shuxiang Zhang (2)	39,670,000	19.29%

Directors and Executive Officers:
Renmei Ouyang	17,871,924	8.69%
Donghong Xiong	-	*
Tianshi (Stanley) Yang	-	*
Henry Heung Ming Wong	-	*
Xiangjun Wang	50,000	*
All officers and directors as a group (8 persons)	17,921,924	8.71%

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o 25th Floor, Block C, Tairan Building, No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC 518000.

(2)	Mr. Shuxiang Zhang’s address is Floor 7 Building D, No.28 Chengfu Road, Haidian District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1) Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Shenzhen Baiyu Jucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Shenzhen Baiyu Jucheng before December 31, 2019
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Fujian Pan	Shareholder of TD Holdings Inc

2) Balances with related parties

As of December 31, 2021 and 2020, the balances with related parties were as follows:

Due from related parties:

	December 31, 2021	December 31, 2020
TD International Trade (i)	-	4,592,698
Yangzhou TD (i)	-	3,041,180
Zhejiang TD (i)	-	8,734,024
Yunfeihu (ii)	11,358,373	19,830,214
TTHD (ii)	-	19,640,929
Total due from related parties	$11,358,373	$55,839,045

(i)	The balance due from TD International Trade, Yangzhou TD and Zhejiang TD represented prepayments for commodity metal products.
(ii)	The balance due from Yunfeihu and TTHD represented loans provided to the related party. The principal and interest of Yunfeihu will be due in May 2022, with an interest rate of 10.95% per annum.

Due to related parties:

	December 31, 2021	December 31, 2020
Guangzhou Chengji	$-	$1,878,511
Yunfeihu (i)	-	4,235,680
Guangdong TD (i)	-	612,313
Shenzhen Meifu (i)	-	317,637
Beijing TD	-	300,992
Other related parties	21,174	888
Total due to related parties	$21,174	$7,346,021

(i)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.

3) Transactions with related parties

Revenues generated from related parties:

For the years ended December 31, 2021 and 2020, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2021	2020
Revenue from sales of commodity products
Yunfeihu	$22,403,309	$10,515,531
Yangzhou TD	1,646,690	3,994,689
Shanghai TD	-	1,024,546
TD International Trade	-	709,011
	24,049,999	16,243,777

Revenue from supply chain management services
Yunfeihu	-	1,443,667
TD International Trade	-	423,722
Guangdong TD	-	273,451
	-	2,140,840
Total revenues generated from related parties	$24,049,999	$18,384,617

Purchases from a related party:

For the years ended December 31, 2021 and 2020, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2021	2020
Purchase of commodity products
Yangzhou TD	$7,998,963	$12,612,921
Yunfeihu	1,643,472	3,938,746
TD International Trade	1,124,753	192,427
Hainan TD	3,700,921	-
Zhejiang TD	7,974,703	-
	$22,442,812	$16,744,094

In connection with sales of commodity products, the Company recorded cost of revenues with related parties of $22,442,812 and $16,744,094, respectively, for the years ended December 31, 2021 and 2020.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2021 and 2020:

	For the Fiscal Years ended December 31,
	2021	2020
Audit Fees (1)	$339,000	$208,500
Audit-related Fees (2)	2,000	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$341,000	$208,500

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees - This category consists of fees for other miscellaneous items.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Audit Alliance LLP in 2021 and BF Borgers CPA PC in 2020. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Audit Alliance LLP and BF Borgers CPA PC.

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

(3)	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021

10.1	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.2	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 22, 2020
10.3	Director Offer Letter dated May 14, 2020 by and between Registrant and Wei Sun, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2020
10.4	Employment Agreement, dated July 28, 2020 by and between the Company and Wei Sun, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 28, 2020
10.5	Share Purchase Agreement dated August 28, 2020 by and among the Company, Vision Loyal Limited, HC High Summit Limited and HC High Summit Holding Limited, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 28, 2020
10.6	Share Purchase Agreement by and entered into among Shenzhen Huamucheng Trading Co., Ltd., Shenzhen Xinsuniao Technology Co., Ltd. and Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., dated October 26, 2020, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 29, 2020
10.7	Form of Securities Purchase Agreement by and among TD Holdings, Inc. and certain investors , incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 24, 2020
10.8	Director Offer Letter, dated December 14, 2020, 2020 by and between the Company and Xiangjun Wang (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on December 16, 2020)
10.9	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of January 6, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 8, 2021
10.10	Convertible Promissory Note dated January 6, 2021, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 8, 2021
10.11	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 12, 2021
10.12	Common Stock Purchase Agreement between the Company and White Lion Capital, LLC dated as of January 19, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 20, 2021
10.13	Director Offer Letter, dated February 8, 2021 by and between the Company and Donghong Xiong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2021
10.14	Security Purchase Agreement between TD Holdings, Inc. and Streeterville Capital, LLC, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 9, 2021
10.15	Form of Exercise Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 10, 2021
10.16	Director Offer Letter, dated April 27, 2021 by and between the Company and Heung Ming (Henry) Wong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2021
10.17	Employment Agreement, dated June 11, 2021 by and between the Company and Tianshi (Stanley) Yang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 11, 2021
10.18	Form of Common Stock Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 27, 2021
10.19	Form of Common Stock Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 10, 2021
10.20	Employment Agreement dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 10, 2020
10.21	Form of Note Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 22, 2020
10.22	Placement Agency Agreement between the Company and Univest Securities, LLC dated as of January 6, 2021, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 20, 2021
10.23	Convertible Promissory Note dated March 4, 2021, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 9, 2021
10.24	Form of Unit Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on August 27, 2021
10.25	Director Offer Letter dated January 9, 2020 by and between Registrant and Qun Xie, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 10, 2020

10.26	Escrow Agreement by and among the Company, Univest Securities, LLC, White Lion Capital, LLC, and Wilmington Trust, National Association dated as of January 19, 2021, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on January 20, 2021
10.27	Form of Warrant, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on August 27, 2021
10.28	Settlement and Mutual Release Agreement between the Company and White Lion Capital, LLC dated as of September 13, 2021 (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1/A filed with the SEC on September 14, 2021)
16.1	Letter from BF Borgers CPA PC to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on December 23, 2021
21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on June 4, 2021)
23.1*	Consent of Audit Alliance LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: March 16, 2022	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer and Chairwoman of the Board (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renmei Ouyang	Chief Executive Officer and	March 16, 2022
Renmei Ouyang	Chairwoman of the Board (Principal Executive Officer)

/s/Tianshi (Stanley) Yang	Chief Financial Officer and Director	March 16, 2022
Tianshi (Stanley) Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Xiangjun Wang	Director	March 16, 2022
Xiangjun Wang

/s/ Henry Heung Ming Wong	Director	March 16, 2022
Henry Heung Ming Wong

/s/ Donghong Xiong	Director	March 16, 2022
Donghong Xiong

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TD Holdings, Inc and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TD Holdings, Inc and its subsidiaries. (the “Company”) as of December 31, 2021, the related consolidated statements of income and comprehensive income (loss), changes in equity and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matters

Related party transactions

The Company has significant transactions and balances with related parties, including entities controlled by the immediate family member of the Company’s Chief Executive Officer, which are described in Note 15 to the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that were material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Loans Receivable

As described in Note 5 to the financial statements, the Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As disclosed in the Note 5 and Note 15 to the financial statements, the balances of loans receivable from third parties and related parties were $115.3 million and $11.36 million, respectively, as of December 31, 2021.

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

Goodwill-Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Baiyu”)

As described in Note 2 and Note 4 to the consolidated financial statements, the Company acquired the Baiyu in 2020. The goodwill arising on this acquisition amounted to $71.03 million as of December 31,2021.

Management assessed goodwill for potential impairment as of December 31 2021 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate

The Company’s balance of goodwill allocated to Shenzhen Qianhai Baiyu Supply Chain Co., Ltd as of December 31, 2021 was $71.03 million. Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Baiyu to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins including consideration of the impact of the COVID-19 pandemic. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value of a Baiyu is less than its carrying amount, During the year ended December 31, 2021, no impairment charge on goodwill was recognized based on the quantitative assessment performed.

We identified goodwill impairment for the Baiyu as a critical audit matter because it is the material to the consolidated financial statements of the Company and certain significant judgments in respect of the assumption made which are inherently uncertain and could be subject to management bias made by management to estimate the fair value of the Baiyu and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Baiyu included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to historical revenues and operating margins.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a.	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Audit Alliance LLP

Singapore
March 16, 2022

PCAOB ID Number is 3487

We have served as the Company’s auditor since 2021.

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

Emphasis of Matters

Related party transactions

The Company has significant transactions and balances with related parties, including entities controlled by the immediate family member of the Company’s Chief Executive Officer, which are described in Note 15 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

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

Valuation of Loans Receivable

As described in Note 2 to the financial statements, the Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As disclosed in the Note 5   and Note 15 to the financial statements, the balances of loans receivable from third parties and related parties were $18.4 million and $44.1 million, respectively, as of December 31, 2020.

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

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado
June 4, 2021

PCAOB ID Number is 5041

TD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$4,311,068	$2,700,013
Loans receivable from third parties	115,301,319	18,432,691
Due from related parties	11,358,373	55,839,045
Other current assets	3,288,003	1,310,562
Total current assets	134,258,763	78,282,311

Non-Current Assets
Plant and equipment, net	2,872	-
Goodwill	71,028,283	69,322,325
Intangible assets, net	21,257,337	19,573,846
Right-of-use assets, net	888,978	-
Total non-current assets	93,177,470	88,896,171

Total Assets	$227,436,233	$167,178,482

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,337,758	$-
Bank borrowings	1,129,288	1,653,247
Third party loans payable	476,779	-
Advances from customers	5,221,874	9,214,369
Due to related parties	21,174	7,346,021
Income tax payable	8,441,531	5,460,631
Lease liabilities	310,665	-
Other current liabilities	4,297,793	3,197,147
Acquisition payable	-	15,384,380
Convertible promissory notes	3,562,158	-
Total current liabilities	26,799,020	42,255,795

Non-Current Liabilities
Deferred tax liabilities	4,178,238	4,893,461
Lease liabilities	586,620	-
Total non-current liabilities	4,764,858	4,893,461

Total liabilities	31,563,878	47,149,256

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 138,174,150 and 79,131,207 shares issued and outstanding at December 31, 2021 and 2020, respectively)	138,174	79,131
Additional paid-in capital	224,790,409	151,407,253
Statutory surplus reserve	1,477,768	913,292
Accumulated deficit	(42,200,603)	(39,255,945)
Accumulated other comprehensive income	11,666,607	6,885,495
Total TD Shareholders’ Equity	195,872,355	120,029,226

Total Equity	195,872,355	120,029,226

Total Liabilities and Equity	$227,436,233	$167,178,482

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended
	December 31,
	2021	2020
Revenues
Sales of commodity products - third parties	$173,904,016	$8,252,866
Sales of commodity products - related parties	24,049,999	16,243,777
Supply chain management services - third parties	3,180,227	1,631,318
Supply chain management services - related parties	-	2,140,840
Total Revenues	201,134,242	28,268,801

Cost of revenues
Commodity product sales - third parties	(173,996,000)	(7,853,215)
Commodity product sales - related parties	(24,045,511)	(16,744,094)
Supply chain management services - third parties	(84,118)	(43,162)
Total operating costs	(198,125,629)	(24,640,471)

Gross profit	3,008,613	3,628,330

Operating expenses
Selling, general, and administrative expenses	(8,137,481)	(3,035,598)
Share-based payment for service	(1,836,442)	-
Total operating expenses	(9,973,923)	(3,035,598)

Other income (expenses), net
Interest income	10,079,776	6,239,943
Interest expenses	(313,965)	(185,106)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(1,463,883)	(3,400,000)
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	-	(3,060,000)
Impairment of investment in an equity investee	-	(410,000)
Other income (expense), net	(285,774)	-

Total other income (expenses), net	8,016,154	(815,163)

Net income(loss) from continuing operations before income taxes	1,050,844	(222,431)

Income tax expenses	(1,991,201)	(2,177,924)

Net loss from continuing operations	(940,357)	(2,400,355)

Net loss from discontinued operations, net of tax	-	(3,551,258)

Net loss	(940,357)	(5,951,613)
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(940,357)	$(5,951,613)

Other comprehensive income
Net loss	$(940,357)	$(5,951,613)
Foreign currency translation adjustment	4,781,112	7,219,776
Comprehensive income	3,840,755	1,268,163

Weighted Average Shares Outstanding-Basic	107,417,633	51,273,048
Weighted Average Shares Outstanding- Diluted	121,099,328	51,273,048

(loss) per share- basic	$(0.01)	$(0.12)
(loss) per share- diluted	$(0.01)	$(0.12)
(loss) per share continuing - basic and diluted	$(0.01)	$(0.05)
Income (loss) per share discontinued - basic and diluted	$-	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

			Additional	Statutory		Accumulated other	Non-
	Common stock		paid-in	surplus	Accumulated	comprehensive	controlling	Total
	Shares	Amount	capital	reserve	deficit	income (loss)	interest	Equity
Balance as of December 31, 2019	11,585,111	$11,585	$38,523,170	$-	$(32,391,040)	$(334,281)	$(8,572)	$5,800,862
Issuance of common stocks in connection with private placements	19,000,000	19,000	20,081,000	-	-	-	-	20,100,000
Issuance of common stocks in connection with registered direct offering	8,000,000	8,000	19,992,000	-	-	-	-	20,000,000
Issuance of common stocks in connection with exercise of convertible promissory notes	20,000,000	20,000	29,980,000	-	-	-	-	30,000,000
Issuance of common stocks in connection with exercise of warrants	20,546,096	20,546	36,333,185	-	-	-	-	36,353,731
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	3,400,000	-	-	-	-	3,400,000
Relative fair value of warrants relating to issuance of convertible promissory notes	-	-	3,060,000	-	-	-	-	3,060,000
Share based compensation	-	-	37,898	-	-	-	-	37,898
Disposal of subsidiaries	-	-	-	-	-	(35,672)	8,572	(27,100)
Appropriation of statutory reserve	-	-	-	913,292	(913,292)	-	-	-
Net loss	-	-	-	-	(5,951,613)	-	-	(5,951,613)
Foreign currency translation adjustments	-	-	-	-	-	7,255,448	-	7,255,448
Balance as of December 31, 2020	79,131,207	$79,131	$151,407,253	$913,292	$(39,255,945)	$6,885,495	$-	$120,029,226
Issuance of common stocks in connection with private placements	50,000,000	50,000	62,250,000	-	-	-	-	62,300,000
Issuance of common stocks pursuant to exercise of warrants	1,558,891	1,559	1,445,766	-	(1,439,825)	-	-	7,500
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,353	2,191,634	-	-	-	-	2,192,987
Share-based payment for service	140,000	140	1,836,302	-	-	-	-	1,836,442
Issuance of common stocks pursuant to exercise of convertible promissory notes	5,990,584	5,991	3,677,204	-	-	-	-	3,683,195
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	1,982,250	-	-	-	-	1,982,250
Appropriation of statutory reserve	-	-	-	564,476	(564,476)	-	-	-
Net income	-	-	-	-	(940,357)	-	-	(940,357)
Foreign currency translation adjustments	-	-	-	-	-	4,781,112	-	4,781,112
Balance as of December 31, 2021	138,174,150	$138,174	$224,790,409	$1,477,768	$(42,200,603)	$11,666,607	$-	$195,872,355

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. dollar)

	For the Years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(940,357)	$(5,951,613)
Less: Net loss from discontinued operations	-	3,551,258
Net loss from continuing operations	(940,357)	(2,400,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	622	-
Impairment of right of use assets	-	176,225
Amortization of right-of-use lease assets	45,309	-
Amortization of intangible assets	3,927,961	514,618
Amortization of beneficial conversion feature of convertible promissory notes	489,000	-
Interest expense for convertible promissory notes	417,784	-
Stock-based compensation to senior management	-	37,899
Share-based payment for service	1,836,442	-
Standstill fee relating to convertible promissory notes	356,934	-
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	1,463,883	3,400,000
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	-	3,060,000
Impairment on investment securities	-	-
Impairment of equity investments	-	410,000
Deferred tax liabilities	(825,945)	(135,930)
Changes in operating assets and liabilities, (net of assets and liabilities acquired and disposed):
Other current assets	5,558,942	(776,626)
Inventories	-	403,471
Prepayments	-	13,317,930
Due from related parties	(496,242)	(4,327,269)
Advances from customers	(4,170,261)	6,692,708
Due from third parties	(2,619,091)	5,321,874
Income tax payable	2,808,268	2,313,853
Due to related parties	(5,516,085)	-
Accounts payable	3,299,002	-
Other current liabilities	1,039,735	2,148,993
Lease liabilities	886,866	(176,225)
Due to third party loans payable	471,243	-
Net cash provided by operating activities from continuing operations	8,034,010	29,981,166
Net cash used in operating activities from discontinued operations	-	(125,133)
Net cash provided by operating activities	8,034,010	29,856,033

Cash Flows from Investing Activities:
Purchases of intangible assets	(5,115,803)	-
Purchases of plant and equipment	(3,469)	-
Purchases of operating lease assets	(923,964)	-
Investment in subsidiary, net of cash acquired	(15,579,946)	(82,227,328)
Payment made on loan to related parties	-	(47,114,208)
Payment made on loans to third parties	(108,800,053)	(173,673,614)
Collection of loans from third parties	13,504,542	170,432,603
Collection of loans from related parties	45,397,738	-
Net cash used in investing activities from continuing operations	(71,520,955)	(132,582,547)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(71,520,955)	(132,582,547)

Cash Flows from Financing Activities:

Repayments made on loans to third parties	(558,088)	(318,748)
Repayment made on loans to related parties	(1,901,724)	-
Proceeds from borrowings from related parties	-	1,613,696
Proceeds from issuance of common stock under ATM transaction	2,192,989	-
Proceeds from registered direct offering, net of transaction costs	-	20,000,000
Proceeds from issuance of common stock under private placement transactions	57,877,941	18,500,000
Proceeds from issuance of convertible promissory notes	6,500,000	30,000,000
Proceeds from exercise of warrants	7,500	36,353,731
Net cash provided by financing activities from continuing operations	64,118,618	106,148,679
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	64,118,618	106,148,679

Effect of Exchange Rate Changes on Cash	979,382	(2,499,428)

Net Increase in Cash	1,611,055	922,737
Cash, Beginning of Year	2,700,013	1,777,276
Cash, End of Year	$4,311,068	$2,700,013
Less: Cash from discontinued operations	-	-
Cash from continuing operations	$4,311,068	$2,700,013

Cash paid for interest expense	$92,062	$18,073
Cash paid for income taxes	$75,416	$-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$186,191
Issuance of common stocks in connection with private placements, net of issuance costs with proceeds collected in advance in November 2019	$-	$1,600,000
Issuance of common stocks in connection with conversion of convertible promissory notes	$-	$30,000,000
Issuance of common stocks in connection with cashless exercise of 962,022 warrants	$-	$1,269,869
Fair value of HC High Summit assets disposed	$-	$5,320,768
HC High Summit liabilities derecognized	$-	$(2,606,257)
Issuance of common stocks in exchange of investments in one equity investee	$1,439,826	$-

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co.,Ltd, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, and Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu VC in 2021.

Name	Background		Ownership
HC High Summit Holding Limited (“HC High BVI”)	●	A BVI company	100% owned by the Company
	●	Incorporated on March 22, 2018
	●	A holding company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on April 2, 2020
	●	A holding company

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on March 28, 2007
	●	A holding company

Tongdow E-trading Limited (“Tongdow HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on November 25, 2010
	●	A holding company

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	●	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”)	WFOE, 100% owned by Tongdow Block Chain
	●	Incorporated on April 2, 2020
	●	Registered capital of $10 million
	●	A holding company

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	●	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on July 16, 2020
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd (“Shenzhen Baiyu Jucheng”)	●	A PRC limited liability company	VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on December 30, 2013
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	●	A PRC limited liability company	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
	●	Incorporated on August 17, 2016
	●	Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The following diagram illustrates our corporate structure as of the December 31, 2021.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Business combination

The Company accounted for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.If the cost of acquisition is less than the acquisition date amounts of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any further adjustments are recorded in the consolidated income statements.

In a business combination achieved in stages, the Company re-measures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition date fair value and the re-measurement gain or loss, if any, is recognized in the consolidated income statements.

When there is a change in ownership interests or a change in contractual arrangements that results in a loss of control of a subsidiary, the Company deconsolidates the subsidiary from the date control is lost. Any retained non-controlling investment in the former subsidiary is measured at fair value and is included in the calculation of the gain or loss upon deconsolidation of the subsidiary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) over which the Company has control. The Company controls an entity when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are de-consolidated from the date on that control ceases.

In preparing the consolidated financial statements, transactions, balances and unrealised gains on transactions between group entities are eliminated. Unrealised losses are also eliminated unless the transactions provide evidence of an impairment indicator of the transferred asset. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by the Company.

Acquisitions

The acquisition method of accounting is used to account for business combinations entered into by the Company.

The consideration transferred for the acquisition of a subsidiary or business combination comprises the fair value of the assets transferred, the liabilities incurred and the equity interests issued by the Company. The consideration transferred also includes any contingent consideration arrangement and any pre-existing equity interest in the subsidiary measured at their fair value at the acquisition date.

Disposals

When a change in the Company’s ownership interest in a subsidiary results in a loss of control over the subsidiary, the assets and liabilities of the subsidiary including any goodwill are derecognised. Amounts previously recognised in other comprehensive income in respect of that entity are also reclassified to profit or loss or transferred directly to retained earnings if required by a specific Standard.

Any retained equity interest in the entity is remeasured at fair value. The difference between the carrying amount of the retained interest at the date when control is lost and its fair value is recognised in profit or loss.

Please refer to the paragraph “Investments in subsidiaries” for the accounting policy on investments in subsidiaries in the separate financial statements of the Company.

Investments in subsidiaries

Investments in subsidiaries are carried at cost less accumulated impairment losses in the Company’s balance sheets. On disposal of investments in subsidiaries, the difference between disposal proceeds and the carrying amounts of the investments are recognised in profit or loss.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loans receivable from third parties

The Company provided loans to certain third parties for the purpose of making use of its cash.

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2021 and 2020, the Company did not accrue allowance against loans receivables due from third parties.

Prepayments and other current assets, net

Prepayment and other current assets, net, primarily consists of advances to suppliers for purchasing goods and the interest receivables. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives for significant plant and equipment are 3 years.

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets

The Company’s intangible assets consist of customer relationships and software copyright, the customer relationships are generally recorded in connection with acquisitions at their fair value and the software copyright are purchased in march 2021. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years for customer relationships, and 6.83 years for software copyright, to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

For the year ended December 31, 2021, the Company did not record an impairment loss against goodwill.

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

For the year ended December 31, 2021, the Company did not record an impairment loss against intangible assets.

Operating lease as a lessee

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Account and other payables

Account and other payables represent liabilities for goods and services provided to the Company prior to the end of financial year which are unpaid. They are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). Otherwise, they are presented as non-current liabilities.

Account and other payables are initially recognised at fair value, and subsequently carried at amortised cost using the effective interest method.

Bank borrowings

Borrowings are presented as current liabilities unless the Company has an unconditional right to defer settlement for at least 12 months after the financial year end date, in which case they are presented as non-current liabilities.

Borrowings are initially recognised at fair value (net of transaction costs) and subsequently carried at amortised cost. Any difference between the proceeds (net of transaction costs) and the redemption value is recognised in profit or loss over the period of the borrowings using effective interest method.

Borrowing costs are recognised in profit or loss using the effective interest method.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for the contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses these contingent liabilities, which inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in legal proceedings, the Company, in consultation with its legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of the reasonably possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Statutory reserves

In accordance with the relevant regulations and their articles of association, subsidiaries of the Company incorporated in the PRC are required to allocate at least 10% of their after-tax profit determined based on the PRC accounting standards and regulations to the general reserve until the reserve has reached 50% of the relevant subsidiary’s registered capital. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the respective board of directors of the subsidiaries. These reserves can only be used for specific purposes and are not transferable to the Company in the form of loans, advances or cash dividends.

Provisions

Provisions are recognised when the Company has a present legal or constructive obligation as a result of past events, it is more likely than not that an outflow of resources will be required to settle the obligation and the amount has been reliably estimated.

Provisions are measured at the present value of the expenditure expected to be required to settle the obligation using a pre-tax discount rate that reflects the current market assessment of the time value of money and the risks specific to the obligation. The increase in the provision due to the passage of time is recognised in profit or loss as finance expense.

Changes in the estimated timing or amount of the expenditure or discount rate are recognised in profit or loss when the changes arise.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Revenue from sales of commodity products

In December 2019, the Company started its commodity trading business through its subsidiary Shenzhen Huamucheng Trading Co., Ltd, which was renamed Shenzhen Baiyu Jucheng Data Technology Co., Ltd (“Shenzhen Baiyu Jucheng”) in 2021. The commodity trading business primarily involves purchasing non-ferrous metal product (such as aluminum ingots, copper, silver, and gold) from metal and mineral suppliers and then selling to customers. The Company makes advance payments to suppliers to purchase the metal products, requests suppliers to ship products to designated warehouse. Upon obtaining purchase orders and receipt of full advance payments from customers, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month.

The Company’s contracts with customers for metal commodity trading are fixed-price contracts. The Company does not grant customers with incentives or return rights, and therefore, there is no variable considerations derived from the contracts. The Company acts as the principal because the Company is responsible for fulfilling the promise to provide the specified metal products to customers, is subject to inventory risk before the product ownership and risk are transferred and has the discretion in establishing prices. As a result, revenue is recognized on a gross basis. The Company recognizes revenue when the product ownership is transferred to its customers as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is made.

Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service business as defined below:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

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

Commodity distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from third party vendors compared with commission fees of $1,631,318 from seven third party customers and distribution service fees of $2,140,840 from three related party customers for the year ended December 31, 2020.

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

Cost of revenue

Cost of revenue consists primarily of cost of inventories, logistics costs, expenses associated with the operation of the Company’s staff costs,and other related incidental expenses that are directly attributable to the Company’s principal operations.

Beneficial conversion feature

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Debt issuance costs and debt discounts

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

Convertible promissory notes

Convertible promissory notes are recognized initially at fair value, net of upfront fees, debt discounts or premiums, debt issuance costs and other incidental fees. Upfront fees, debt discounts or premiums, debt issuance costs and other incidental fees are recorded as a reduction of the proceeds received and the related accretion is recorded as interest expense in the consolidated income statements over the estimated term of the facilities using the effective interest method.

Value added tax

The Company is generally subject to the value added tax (“VAT”) for selling sales of commodity products. and. Before May 1, 2018, the applicable VAT rate was 13% for selling sales of commodity products and 6% for supply chain management service, loan recommendation service and commodity distribution service. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold or services provided (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax authorities have the right to assess a penalty based on the amount of taxes which is determined to be late or deficient, with any penalty being expensed in the period when a determination is made by the tax authorities that a penalty is due. During the reporting periods, the Company had no dispute with PRC tax authorities and there was no tax penalty incurred.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax position or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2021 and 2020. As of December 31, 2021, all of the Company’s income tax returns for the tax years ended December 31, 2016 through December 31, 2020 remain open for statutory examination by relevant tax authorities.

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

Discontinued operation

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

The Company’s financial information is presented in U.S. dollars (“USD”). The functional currency of the Company is the Chinese Yuan Renminbi (“RMB”), the currency of PRC. Any transactions which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions, and exchange gains and losses are included in the statements of operations as foreign currency transaction gain or loss. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. The financial information is first prepared in RMB and then translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Segment reporting

The Company had two operating business lines, business with metal products trading and supply chain management services business conducted by Shenzhen Baiyu Jucheng (“Commodity Trading and Supply Chain Management Services”) . The accounting policies of our one reportable segment are the same as those described in this Note 2.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

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

Fair value
Consideration in exchange for the disposal	$1
Non-controlling interest of HC High Summit Limited	(15,645)
Less: Net assets (comprised of assets of $5,320,768 and liabilities of $2,606,257)	(2,714,511)
(2,730,155)
Impairment of amounts due HC High Summit Limited	(321,180)
Foreign currency translation adjustment	45,697
Net loss from disposal of discontinued operations	$(3,005,638)

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

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Qianhai Baiyu as of the acquisition date:

As of October 26, 2020
Cash and cash equivalents	$287,129
Inventories	406,503
Prepayments	27,917,158
Other current assets	374,300
Intangible assets (customer relationship)	20,117,564
Bank borrowings	(1,653,247)
Advances from customers	(2,302,998)
Taxes payable	(4,173,333)
Other current liabilities	(2,703,477)
Deferred tax liabilities	(5,029,391)
Goodwill	69,322,325
Total purchase consideration	$102,562,533

Changes in the carrying amount of goodwill for the year ended December 31, 2021 consisted of the following:

As of December 31, 2021
Beginning balance	$69,322,325
Addition by the changes of foreign currency exchange rate	1,705,958
Goodwill	$71,028,283

The intangible assets mainly include customer relationship of $20.1 million, with definite lives of 6.2 years. Amortization expenses of $514,618 related to the customers relationship was recorded for the year ended December 31, 2020. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2020 is as follows:

For the year ended December 31, 2020	Amortization expenses
2021	$3,262,308
2022	3,262,308
2023	3,262,308
2024	3,262,308
2025 and thereafter	6,524,614
$19,573,846

The goodwill of $69.3 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Qianhai Baiyu. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2020 and 2021, the Company did not note indicators of impairment and did not record an impairment against goodwill.

4.	ACQUISITION OF QIANHAI BAIYU (CONTINUED)

Deferred tax liabilities arose from the temporary difference of intangible assets acquired from the acquisition.

The amounts of revenue and net loss of Qianhai Baiyu included in the Company’s consolidated statement of income and other comprehensive income (loss) from the acquisition date to December 31, 2020 are as follows:

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

	For the years ended December 31,
	2020		2019
Pro forma revenue	$93,249,822		$22,115,560
Pro forma net income (loss)	$2,515,744	(1)(2)	(3,412,879	)(1)(2)
Pro forma net income (loss) attributable to TD Holdings, Inc.	$2,515,744	(1)(2)	(3,404,307	)(1)(2)
Pro forma income (loss) per share - basic and diluted	$0.05		$(0.48)
Weighted average shares - basic and diluted	51,273,048		7,122,560

(1)	Includes intangibles asset amortization expense of $2,265,491 and $3,262,308 for the years ended December 31, 2020 and 2019, respectively.

(2)	Includes deferred tax benefits relating to the intangible asset amortization of $566,373 and $815,577 for the years ended December 31, 2020 and 2019, respectively.

5.	LOANS RECEIVABLE FROM THIRD PARTIES

	December 31, 2021	December 31, 2020
Loan receivable from third parties	$115,301,319	$18,432,691

As of December 31, 2021, the Company has ten loan agreements compared with four loan agreements on December 31, 2020. The Company provided loans aggregating $108,800,053for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $13,504,542 during the year ended December 31, 2021. These loans will mature in February 2022 through September 2022, and charges interest rate of 10.95% per annum on these customers.

Interest income of $ 10,075,630 and $6,239,012 was recognized for years ended December 31, 2021 and 2020. As of December 31, 2021 and December 31, 2020, the Company recorded an interest receivable of $3,090,353 and $1,290,864 as reflected under “other current assets” in the audited condensed consolidated balance sheets.

As of December 31, 2021 and December 31,2020 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

6.	PLANT AND EQUIPMENT, NET

	December 31, 2021	December 31, 2020
Cost:
Office equipment	$3,499	$-
Accumulated depreciation:
Office equipment	$(627)	$-

Plant and equipment, net	$2,872	$-

Depreciation expense was $622, and currency translation difference was $5 for the year ended December 31, 2021.

7.	INTANGIBLE ASSETS

	December 31, 2021	December 31, 2020
Gross carrying amount:
Customer relationships	$20,612,639	$20,117,564
Software copyright	5,175,902	-
Total	$25,788,541	$20,117,564
Accumulative amortization:
Customer relationships	$(3,899,688)	$(543,718)
Software copyright	(631,516)	-
Total	$(4,531,204)	$(543,718)

Intangible assets, net	$21,257,337	$19,573,846

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

For the years ended December 31, 2021 and 2020, the Company amortized $3,927,961 and $514,618 respectively.  No impairment loss was made against the intangible assets during the year ended December 31, 2021.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending December 31, 2021:	Amount
2022	$4,100,409
2023	4,100,409
2024	4,100,409
2025	4,100,409
2026	4,100,409
Thereafter	755,292
Total:	$21,257,337

8.	BANKS BORROWINGS

Bank borrowings represent the amounts due to various banks that are due within one year. As of December 31, 2020 and 2021, bank loans consisted of the following:

	December 31, 2021	December 31, 2020
Short-term bank loans:
Loan from Bank of Baosheng County Bank	$1,129,288	$1,653,247

8.	BANKS BORROWINGS (CONTINUED)

On August 7, 2020, Qianhai Baiyu entered into three loan agreements with Baosheng County Bank to borrow total RMB 12 million as working capital for one year, with maturity date of August 7, 2021. The three loans bear a fixed interest rate of 6.5% per annum. The three loans are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang. The loans was repaid in 2020 and 2021, and are finally repaid on August 7, 2021.

In August, 2021, Qianhai Baiyu entered into another two loan agreements with Baosheng County Bank to borrow total RMB 7.2 million as working capital for one year, with maturity of August, 2022. The two loans bear a fixed interest rate of 7.8% per annum. The two loans are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

9.	LEASES

The Company leases offices space under non-cancelable operating leases, with terms with 38 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. The amortization of right of use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating lease was as follows:

	December 31, 2021	December 31, 2020

Right-of-use lease assets, net	$888,978	$-

Lease Liabilities-current	$310,665	$-
Lease liabilities-non current	586,620	-
Total	$897,285	$-

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of December 31, 2021:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	4.75%

For the years ended December 31, 2020 and 2021, the Company charged total amortization of right-of-use assets of $nil and $ 45,309, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2021:

Period ending December 31, 2021:	Amount
2022	$310,665
2023	310,665
2024	310,665
Total lease payments	931,995
Less: imputed interest	34,710
Present value of lease liabilities	897,285

10.	OTHER CURRENT LIABILITIES

	December 31, 2021	December 31, 2020
Accrued payroll and benefit	$1,265,106	$993,985
Other tax payable	2,092,869	2,181,938
Others	939,818	21,224
	$4,297,793	$3,197,147

11.	CONVERTIBLE PROMISSORY NOTES

	December 31, 2021	December 31, 2020
Convertible promissory notes – principal	$3,976,240	$-
Convertible promissory notes – discount	(739,367)	-
Convertible promissory notes – interest	325,285	-
Convertible promissory notes, net	$3,562,158	$-

11.	CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount $1,670,000, convertible into shares of common stock, for proceeds of $1,500,000. The Company recorded a debt discount of $170,000, which is being amortized over 12 months. On July 7, 2021, The Company settled the convertible promissory note of principal amount $200,000 and issued 260,254 shares of the Company’s common stock on July 8, 2021. On July 16, 2021, the Company settled convertible promissory notes of principal amount $1,590,694 and amortized interests $92,499, and issued 1,980,227 shares of the Company’s common stock on July 19, 2021.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. The Company settled convertible promissory notes of $300,000 On September 8, $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 488,982, 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on September 15, October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 10, 2021, respectively.

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

The above three Notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to maximum monthly redemption amount of $187,500, $375,000, $250,000 respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock more than 5,000,000 shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. The earlier of (i) 45 days after filing of the PRE14C with SEC, or (ii) May 31,2021 under the assumption of no comments from PRE14C. In the event that the SEC has any comments to the Company’s PRE14C, the Company agrees to grant an additional 30 days to meet the requirement no later than June 30, 2021. On May 3, the first two notes’ outstanding principal amount was increased to $1,790,694 and $3,556,240 or by 7% respectively due to standstill fee application from the borrower. A modification loss of $356,934 was recognized in the condensed consolidated statement of operations in relation to this non-substantial notes modification.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized Separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $459,250, $913,000 and $610,000 respectively. The Company will not recognize embedded beneficial conversion features until July 2021 due to the effective of standstill agreement for the first two notes. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in twelve months until the notes will be settled. For the year ended December 31, 2021, the Company have recognized Amortization of beneficial conversion feature $459,250, $ 852,133, and $152,500 to profit.

12.	EQUITY

Common stock issued in private placements

On January 7, 2021, the Company entered into certain securities purchase agreement with two investors, the Chairman and CEO of the Company, Renmei Ouyang and another shareholder pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, at a per share market price of $1.63. The transaction was consummated on January 12, 2021 by issuance of 15,000,000 shares of Common Stock. The Company received proceeds of $24,450,000 in January 2021.

On August 26, 2021, the Company entered into certain securities purchase agreements with eight investors, the Chairman and CEO of the Company, Renmei Ouyang and other seven shareholders pursuant to which the Company agreed to sell an aggregate of 16,000,000 shares of Common Stock, at a per share market price of $1.00. The transaction was consummated on September 22, 2021 by issuance of 16,000,000 shares of Common Stock. The Company received proceeds of $16,000,000 in September 2021.

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

12.	EQUITY (CONTINUED)

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes of $200,000 on July 7, 2021, $1,683,193.1 on July 16, 2021, $300,000 on September 8, 2021, $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 260,254, 1,980,227, 488,982, 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on July 8, 2021, July 19, 2021, September 15, 2021, October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 10, 2021, respectively.

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

On April 27, 2021, the Company entered warrant exercise agreements and received proceeds of $7,500 and issued 750,000 common stocks.

12.	EQUITY (CONTINUED)

Warrants

A summary of warrants activity for the year ended December 31, 2021 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2020	1,903,370	3.13 years	$21	-
Granted	19,750,000	5 years	1.11	-
Exercised	(2,380,000)		$1.48	-
Balance of warrants outstanding and exercisable as of December 31, 2021	19,273,370	4.70 years	$1.43	-

As of December 31, 2021, the Company had 19,273,370 shares of warrants, among which 273,370 shares of warrants were issued to two individuals in private placements, and 19,000,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 19,000,000 shares of warrants, the Company issued warrants to investors to purchase a total of 19,000,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $1.15 per share.

The Warrants ended on December 31 2021 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

On September 22, 2021, the Company estimated fair value of the 19,000,000 warrants at $5,795,099 using the Black-Scholes valuation model, which took into consideration the underlying price of ordinary shares, a risk-free interest rate, expected term and expected volatility. As a result, the valuation of the warrant was categorized as Level 3 in accordance with ASC 820, “Fair Value Measurement”.

The key assumptions used in estimates are as follows:

September 22,
2021

Price of underlying stock	$0.69
Terms of warrants (in months)	60.0
Exercise price	$1.15
Risk free rate of interest	0.86%
Dividend yield	0.00
Annualized volatility of underlying stock	67.43%

12.	EQUITY (CONTINUED)

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

As of December 31, 2021 and 2020, the Company’s PRC profit generating subsidiaries accrued statutory reserve funds of $1,477,567 and $913,292, respectively.

13.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended December 31,
	2021	2020
Net loss attributable to TD Holdings, Inc.’s Stockholders	$(940,357)	$(5,951,613)

Weighted Average Shares Outstanding-Basic	107,417,633	51,273,048
Weighted Average Shares Outstanding- Diluted	121,099,328	51,273,048

Loss per share - basic	$(0.01)	$(0.12)
Loss per share - diluted	$(0.01)	$(0.12)
Net loss per share from continuing operations – basic and diluted	$(0.01)	$(0.05)
Net loss per share from discontinued operations – basic and diluted	$-	$(0.07)

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2021 and 2020. The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was anti-dilutive.

	December 31, 2021	December 31, 2020
Warrants	19,273,370	1,903,370
	19,273,370	1,903,370

14.	INCOME TAXES

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

Income tax expenses consist of the following:

	For the Years Ended December 31,
	2021	2020
Current income tax expenses	$(2,817,146)	$(2,313,854)
Deferred income tax benefits	825,945	135,930
Income tax expenses	$(1,991,201)	$(2,177,924)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards in the PRC	$41,595	$1,742
Federal Net operating loss carryforwards in the U.S.	2,797,851	1,858,126
State Net operating loss carryforwards in the U.S.	1,732,003	1,150,269
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	307,415	714,000
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	-	642,600
Impairment of equity investment	-	86,100
Less: valuation allowance	(4,878,864)	(4,452,837)
	$-	$-
Deferred tax liabilities
Amortization of intangible assets acquired in business combination	$4,178,238	$4,893,461
	$4,178,238	$4,893,461

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2021	2020
PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	32.1%	(157.8)%
Effect of non-deductible expenses	0.3%	(0.8)%
Effect of valuation allowance for deferred tax assets	132.1%	(845.6)%
Effective tax rate	189.5%	(979.2)%

14.	INCOME TAXES (CONTINUED)

As of December 31, 2021 and 2020, the Company had U.S. domestic cumulative tax loss carryforwards of $13.3 million and $8.8 million, respectively, which may be available to reduce future income tax liabilities and will expire in the years 2027 through 2037. In addition, the Company had minimal PRC tax loss carryforwards will expire beginning year 2022 to year 2026.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. Full valuation allowance of $4,878,864 was recorded against deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2021 and 2020 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Shenzhen Baiyu Jucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Shenzhen Baiyu Jucheng before December 31, 2019
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Fujian Pan	Shareholder of TD Holdings Inc

15.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of December 31, 2021 and 2020, the balances with related parties were as follows:

-	Due from related parties

	December 31, 2021	December 31, 2020
TD International Trade (i)	-	4,592,698
Yangzhou TD (i)	-	3,041,180
Zhejiang TD (i)	-	8,734,024
Yunfeihu (ii)	11,358,373	19,830,214
TTHD (ii)	-	19,640,929
Total due from related parties	$11,358,373	$55,839,045

(i)	The balance due from TD International Trade, Yangzhou TD and Zhejiang TD represented prepayments for commodity metal products.

(ii)

The balance due from Yunfeihu  and TTHD represented loans provided to the related party is unsecured. The principal and interest of Yunfeihu will be due in May 2022, with an interest rate of 10.95% per annum.

-	Due to related parties

	December 31, 2021	December 31, 2020
Guangzhou Chengji	$-	$1,878,511
Yunfeihu (i)	-	4,235,680
Guangdong TD (i)	-	612,313
Shenzhen Meifu (i)	-	317,637
Beijing TD	-	300,992
Other related parties	21,174	888

Total due to related parties	$21,174	$7,346,021

(i)	The balance due to Yunfeihu, Guangdong TD, Shenzhen Meifu and Beijing TD represents the advance from these four related parties for supply chain management services.

15.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3) Transactions with related parties

Revenues generated from related parties

For the years ended December 31, 2021 and 2020, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2021	2020
Revenue from sales of commodity products
Yunfeihu	$22,403,309	$10,515,531
Yangzhou TD	1,646,690	3,994,689
Shanghai TD	-	1,024,546
TD International Trade	-	709,011
	24,049,999	16,243,777

Revenue from supply chain management services
Yunfeihu	-	1,443,667
TD International Trade	-	423,722
Guangdong TD	-	273,451
	-	2,140,840
Total revenues generated from related parties	$24,049,999	$18,384,617

Purchases from related parties

For the years ended December 31, 2021 and 2020, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2021	2020
Purchase of commodity products
Yangzhou TD	$7,998,963	$12,612,921
Yunfeihu	1,643,472	3,938,746
TD International Trade	1,124,753	192,427
Hainan TD	3,700,921	-
Zhejiang TD	7,974,703	-

	$22,442,812	$16,744,094

In connection with sales of commodity products, the Company recorded cost of revenues with related parties of $22,442,812 and $16,744,094, respectively, for the years ended December 31, 2021 and 2020.

16.	COMMITMENTS AND CONTINGENCIES

1)	Contingencies

a	2015 Derivative Action

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

b.	2017 Arbitration with Sorghum

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

On January 25, 2018, the Company filed an arbitration demand (“Arbitration Demand” with the American Arbitration Association) “AAA” against Sorghum in connection with Sorghum’s breach of the Exchange Agreement.

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

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

1)	Contingencies (continued)

c.	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d.	2020 Court Matter with Harrison Fund

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

17.	RISKS AND UNCERTAINTIES

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2021, approximately $3.37 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

17.	RISKS AND UNCERTAINTIES (CONTINUED)

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	December 31,
	2021	2020
Balance sheet items, except for equity accounts	6.3757	6.5326

	For the years ended December 31,
	2021	2020
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.4506	6.9020

18.	SUBSEQUENT EVENTS

(1)	Settlement of Convertible Promissory Notes

The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, and issued 644,662, 882,412, 943,701, shares of the Company’s common stock on January 10, 2022, on January 27, 2022, February 9, 2022 respectively.

(2)	November Private Placement

On November 5, 2021, the Company entered into a certain securities purchase agreement with Huiwen Hu, affiliates of the Company and Mr. Shuxiang Zhang, and certain other non-affiliate purchasers whom are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of its common stock, at a per share purchase price of $0.70. The gross proceeds to the Company from the Common Stock Offering will be $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company. The shares were issued on January 11,2022.