Form 10-Q
period 2022-03-31
TD Holdings, Inc.
filed 2022-05-13
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 213,001,894 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2022 and December 31, 2021

(Expressed in U.S. dollars, except for the number of shares)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$3,574,342	$4,311,068
Loans receivable from third parties	175,999,505	115,301,319
Accounts receivable	55,004	-
Prepayments	1,892,498	-
Due from related parties	-	11,358,373
Other current assets	4,950,447	3,288,003
Inventories	133,857	-
Total current assets	186,605,653	134,258,763

Non-Current Assets
Plant and equipment, net	4,704	2,872
Goodwill	71,335,973	71,028,283
Intangible assets, net	20,319,879	21,257,337
Right-of-use assets, net	864,671	888,978
Total non-current assets	92,525,227	93,177,470

Total Assets	$279,130,880	$227,436,233

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,236,098	$3,337,758
Bank borrowings	1,134,180	1,129,288
Third party loans payable	485,370	476,779
Contract liabilities	7,145,609	5,221,874
Due to related parties	-	21,174
Income tax payable	9,564,169	8,441,531
Lease liabilities	337,372	310,665
Other current liabilities	4,809,745	4,297,793
Convertible promissory notes	2,244,675	3,562,158
Total current liabilities	28,957,218	26,799,020

Non-Current Liabilities
Deferred tax liabilities	3,986,521	4,178,238
Lease liabilities	534,913	586,620
Total non-current liabilities	4,521,434	4,764,858

Total liabilities	33,478,652	31,563,878

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 213,001,894 and 138,174,150 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	213,002	138,174
Additional paid-in capital	272,020,401	224,790,409
Statutory surplus reserve	1,477,768	1,477,768
Accumulated deficit	(40,606,746)	(42,200,603)
Accumulated other comprehensive income	12,547,803	11,666,607
Total Equity	245,652,228	195,872,355

Total Liabilities and Equity	$279,130,880	$227,436,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2022 and 2021

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2022	2021

Revenues
- Sales of commodity products – third parties	$47,583,965	$9,033,467
- Sales of commodity products – related parties	-	20,403,015
- Supply chain management services – third parties	575,151	145,775
Total revenue	48,159,116	29,582,257

Cost of revenues
- Commodity product sales-third parties	(47,590,576)	(9,032,412)
- Commodity product sales-related parties	-	(20,386,181)
- Supply chain management services-third parties	(11,602)	(1,050)
Total operating costs	(47,602,178)	(29,419,643)

Gross profit	556,938	162,614

Operating expenses
Selling, general, and administrative expenses	(2,247,707)	(1,570,379)
Share-based payment for service	-	(1,695,042)
Total operating expenses	(2,247,707)	(3,265,421)

Net Operating Loss	(1,690,769)	(3,102,807)

Other income(expenses), net
Interest income	4,390,341	2,098,857
Interest expenses	(110,326)	(127,423)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(213,367)	-
Other income (expenses), net	95,709	(6,434)
Total other income, net	4,162,357	1,965,000

Net income (loss) before income taxes	2,471,588	(1,137,807)

Income tax expenses	(877,731)	(400,469)

Net income (loss)	1,593,857	(1,538,276)

Comprehensive Income (loss)
Net income (loss)	1,593,857	(1,538,276)
Foreign currency translation adjustments	881,196	(643,578)
Comprehensive Income (loss)	$2,475,053	$(2,181,854)

Earnings (loss) per share - basic and diluted

Continuing Operation- Earnings (loss) per share – basic	$0.01	$(0.02)
Continuing Operation- Earnings (loss) per share –diluted	$0.01	$(0.02)

Weighted Average Shares Outstanding-Basic	198,441,160	93,209,034
Weighted Average Shares Outstanding- Diluted	213,552,950	95,764,295

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income(loss)	Equity
Balance as of December 31, 2020	79,131,207	$79,131	$151,407,253	$(39,255,945)	913,292	$6,885,495	$120,029,226
Issuance of common stocks in connection with private placements	15,000,000	15,000	24,435,000	-	-	-	24,450,000
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,354	2,191,634	-	-	-	2,192,988
Issuance of common stocks pursuant to exercise of warrants	808,891	809	1,439,017	(1,439,826)	-	-	-
Net loss	-	-	-	(1,538,276)	-	-	(1,538,276)
Foreign currency translation adjustments	-	-	-	-	-	(643,578)	(643,578)
Balance as of March 31, 2021	96,293,566	$96,294	$179,472,904	$(42,234,047)	913,292	$6,241,917	$144,490,360

Balance as of December 31, 2021	138,174,150	$138,174	$224,790,409	$(42,200,603)	1,477,768	$11,666,607	$195,872,355
Issuance of common stocks in connection with private placements	65,000,000	65,000	45,435,000	-	-	-	45,500,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	9,827,744	9,828	1,794,992	-	-	-	1,804,820
Net income	-	-	-	1,593,857	-	-	1,593,857
Foreign currency translation adjustments	-	-	-	-	-	881,196	881,196
Balance as of March 31, 2022	213,001,894	$213,002	$272,020,401	$(40,606,746)	1,477,768	$12,547,803	$245,652,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$1,593,857	(1,538,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of plant and equipment	3,217	-
Amortization of intangible assets	1,029,186	883,938
Amortization of right of use assets	76,983	-
Amortization of discount on convertible promissory notes	111,000	40,833
Interest expense for convertible promissory notes	93,285	69,417
Amortization of beneficial conversion feature of convertible promissory notes	213,367	-
Monitoring fee relating to convertible promissory notes	69,685	-
Deferred tax liabilities	(209,744)	(205,458)
Share-based payment for service	-	1,695,042
Changes in operating assets and liabilities:
Escrow account receivable	(54,985)	-
Inventories	(133,810)	-
Other current assets	(29,775)	(696,357)
Prepayments	(1,891,842)	(8,170,226)
Contract liabilities	1,900,456	5,501,254
Due to related parties	(21,259)	641,386
Due from third parties	(481,816)
Due from related parties	28,897	(2,943,162)
Accounts payable	(116,078)	-
Income tax payable	1,085,694	530,511
Other current liabilities	499,661	(24,417)
Lease liabilities	(19,734)	-
Due to third party loans payable	6,523	-
Net cash provided by (used in) operating activities	3,752,768	(4,215,515)
Cash Flows from Investing Activities:
Purchases of plant and equipment	(5,039)	-
Purchases of operating lease assets	(58,617)	-
Purchases of intangible assets	-	(5,090,323)
Loans made to related parties	-	(18,662,034)
Loans made to third parties	(60,177,853)	(1,307,835)
Collection of loans from related parties	11,066,822	-
Investments in other investing activities	(828,601)	-
Net cash used in investing activities	(50,003,288)	(25,060,192)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	-	2,192,988
Proceeds from issuance of common stock under private placement transactions	45,500,000	24,450,000
Proceeds from convertible promissory notes	-	4,500,000
Proceeds from borrowings from related parties	-	1,196,697
Repayment made on loans from third parties	-	(185,103)
Net cash provided by financing activities	45,500,000	32,154,582

Effect of exchange rate changes on cash and cash equivalents	13,794	57,113

Net (decrease)/increase in cash and cash equivalents	(736,726)	2,935,988
Cash and cash equivalents at beginning of period	4,311,068	2,700,013
Cash and cash equivalents at end of period	$3,574,342	$5,636,001

Supplemental Cash Flow Information
Cash paid for interest expenses	$22,109	$-
Cash paid for income taxes	$1,781	$75,416

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$58,617	$-
Issuance of common stocks in connection with conversion of convertible promissory notes	$1,804,820	$-
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$-	$1,439,826

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1. ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co., Ltd (“Shanghai Jianchi”), a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu Venture Capital Co., Ltd during the three months ended March 31, 2022.

Name	Background		Ownership
HC High Summit Holding Limited (“HC High BVI”)	●	A BVI company	100% owned by the Company
	●	Incorporated on March 22, 2018
	●	A holding company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on April 2, 2020
	●	A holding company

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on March 28, 2007
	●	A holding company

Tongdow E-trading Limited (“Tongdow HK”)	●	A Hong Kong company	100% owned by HC High BVI
	●	Incorporated on November 25, 2010
	●	A holding company

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	●	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”)	WFOE, 100% owned by Tongdow Block Chain
	●	Incorporated on April 2, 2020
	●	Registered capital of $10 million
	●	A holding company

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	●	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on July 16, 2020
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd (“Shenzhen Baiyu Jucheng”)	●	A PRC limited liability company	VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
	●	Incorporated on December 30, 2013
	●	Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	●	A PRC limited liability company	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
	●	Incorporated on August 17, 2016
	●	Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up
	●	Engaged in commodity trading business and providing supply chain management services to customers

The following diagram illustrates our corporate structure as of March 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 previously filed with the SEC on March 16, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2022 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

Error Correction

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an engaged agent to complete the warrant waiver and exercise agreements.

The Company applied Black-Scholes model and determined the fair value of the warrants to be $1.7 million. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57%.

The Company’s quarterly financial statements ended March 31, 2021 contained an error related to above share-based payment for service. Management has determined such error was qualitatively immaterial and the correction was made during this quarter. No restatement to previously issued interim financial statements was deemed necessary.

The following table illustrates the correction of the error had it been shown in the statement of operations on March 31, 2021 in the interim financial statement in Form 10-Q filing on June 26, 2021:

Three months ended March 31, 2021
Income from operations as reported	$557,235
Effect on share-based payment for service	(1,695,042)
Loss from operations as revised	$(1,137,807)

Three months ended March 31, 2021
Net income as reported	$156,766
Effect on share-based payment for service	(1,695,042)
Net loss as revised	$(1,538,276)

Three months ended March 31, 2021
EPS as reported	$0.00
Effect on EPS	(0.02)
EPS as revised	$(0.02)

●	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets and investments; (iii) the valuation allowance of deferred tax assets; (iv) estimates of allowance for doubtful accounts, including loans receivable from third parties and related parties, (v) valuation of Inventory, and (vi) contingencies and litigation.

●	Foreign currency

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

(b) Convertible promissory notes

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

(c) Beneficial conversion feature

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes are due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

(d) Recent accounting pronouncement

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”) “Financial Instruments - Credit Losses” (“ASC 326”): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public entities which meet the definition of a smaller reporting company. The Company will adopt ASU 2016-13 effective January 1, 2023. Management is currently evaluating the effect of the adoption of ASU 2016-13 on the consolidated financial statements. The effect will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company will adopt ASU 2020-06 effective January 1, 2024. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	March 31, 2022	December 31, 2021

Loans receivable from third parties	$175,999,505	$115,301,319

As of March 31, 2022, the Company has eleven loan agreements compared with ten loan agreements on December 31, 2021. The Company provided loans aggregating $60,177,853 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $nil during the three months ended March 31, 2022. These loans will mature in May 2022 through September 2022, and charge an interest rate of 10.95% per annum on these customers. The company has the right to pledge account receivable or inventory.

As of December 31, 2021, the Company had loans receivable balance of $115,301,319 due from ten customers. Interest income of $4,389,547 and $532,730 was accrued for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded an interest receivable of $3,893,736 and $3,090,353 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of March 31, 2022 and December 31,2021 there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. PLANT AND EQUIPMENT, NET

	March 31, 2022	December 31, 2021
Cost:
Office equipment	$8,552	$3,499
Accumulated depreciation:
Office equipment	$(3,848)	$(627)

Plant and equipment, net	$4,704	$2,872

Depreciation expense was $3,217, and currency translation difference was $4 for the three months ended March 31, 2022. Purchase of office equipment was $5,039, and currency translation difference was $14 for the year ended March 31, 2022.

5. INTANGIBLE ASSETS

	March 31, 2022	December 31, 2021
Customer relationships	$20,701,931	$20,612,639
Software copyright	5,198,324	5,175,902
Total	25,900,255	25,788,541

Less: accumulative amortization	(5,580,376)	(4,531,204)
Intangible assets, net	$20,319,879	$21,257,337

The Company’s intangible assets consist of customer relationships, which are recorded in connection with acquisitions at their fair value, and software copyright which are purchased from the related party, Yunfeihu. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years and 6.83 years respectively to their estimated residual values.

Amortization expense for the period ended March 31, 2022 and year ended December 31, 2021 was $1,029,186 and $3,927,961, respectively. The currency translation difference was $19,986 for the period ended March 31, 2022 and $59,525 for the year ended 31 December 2021 respectively.

No impairment loss was made against the intangible assets during the three months ended March 31, 2022.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending March 31, 2022:	Amount
current year	$3,088,629
2023	4,118,172
2024	4,118,172
2025	4,118,172
2026	4,118,172
Thereafter	758,562
Total:	$20,319,879

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments Not Designated As Hedge Accounting Treatment

On April 23 2021, Hainan Jianchi Import and Export Co., Ltd, a subsidiary of the Company, entered into a contract with CITIC Futures Co., Ltd to deal with futures business to hedging sales and purchase commodity products market price risks. The futures contracts are to trade non-ferrous metal products such as aluminum ingots, copper, silver, and gold. The contract is a derivative instrument for accounting purposes. The quantities of product in these agreements are offset and are priced at prevailing market prices. The contract does not qualify for hedge accounting treatment. The Company recognized other current assets on fair value of $379,166, and the notional amount is about $2.7 million as of March 31, 2022. The realized gain of $134,834 and unrealized loss of $38,470 for the three months ended March 31, 2022 were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

7. GOODWILL

The goodwill associated with the Baiyu Acquisition was initially recognized at the acquisition closing date in October 2020.

Based on an assessment of the qualitative factors, management determined that it is more likely than not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. At March 31, 2022 and December 31, 2021, goodwill was $71,335,973 and $71,028,283, respectively. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the three months ended March 31, 2022 and 2021.

8. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of March 31, 2022 and December 31, 2021, bank loans consisted of the following:

	March 31, 2022	December 31, 2021
Short-term bank loans:
Loan from Baosheng County Bank	$1,134,180	$1,129,288

On August 7, 2020, Qianhai Baiyu entered into three loan agreements with Baosheng County Bank to borrow a total amount of RMB12 million as working capital for one year, with the maturity date of August 7, 2021. The three loans bear a fixed interest rate of 6.5% per annum. The three loans are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang. The loans were repaid in 2020 and 2021, and were finally repaid on August 7, 2021.

In August 2021, Qianhai Baiyu entered into another two loan agreements with Baosheng County Bank to borrow a total amount of RMB7.2 million as working capital for one year, with the maturity date of August 2022. The two loans bear a fixed interest rate of 7.8% per annum. The two loans are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

9. LEASES

The Company leases three offices under non-cancelable operating leases, two leases with terms of 38 months and the remaining lease term of 24 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities. The amortization of right-of-use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

The Company determines whether a contract is or contains a lease at the inception of the contract and whether that lease meets the classification criteria of finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	March 31, 2022	December 31, 2021

Right-of-use lease assets, net	$864,671	$888,978

Lease Liabilities-current	$337,372	$310,665
Lease liabilities-non current	534,913	586,620
Total	$872,285	$897,285

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of March 31, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.42-2.75
Weighted average discount rate	4.75%-5.00%

For the three months ended March 31, 2021 and 2022, the Company charged total amortization of right-of-use assets of $nil and $76,983 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of March 31, 2022:

Period ending March 31, 2022:	Amount
current year	$264,752
2023	342,728
2024	322,178
Total lease payments	929,658
Less: imputed interest	57,373
Present value of lease liabilities	872,285

10. OTHER CURRENT LIABILITIES

	March 31, 2022	December 31, 2021
Accrued payroll and benefit	$1,432,695	$1,265,106
Other tax payable	2,977,306	2,092,869
Others	399,744	939,818
	$4,809,745	$4,297,793

11. CONVERTIBLE PROMISSORY NOTES

	March 31, 2022	December 31, 2021
Convertible notes – principal	$2,545,988	$3,976,240
Convertible notes – discount	(415,000)	(739,367)
Convertible notes – interest	113,687	325,285
Convertible notes, net	$2,244,675	$3,562,158

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $1,670,000, convertible into shares of common stock, for proceeds of $1,500,000. The Company recorded a debt discount of $170,000, which is being amortized over 12 months. On July 7, 2021, The Company settled the convertible promissory note of the principal amount of $200,000 and issued 260,254 shares of the Company’s common stock on July 8, 2021. On July 16, 2021, the Company settled convertible promissory notes of principal amount of $1,590,694 and amortized interests of $92,499, and issued 1,980,227 shares of the Company’s common stock on July 19, 2021.

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. The Company settled convertible promissory notes of $300,000 On September 8, $250,000 on October 15, 2021, $400,000 on October 26, 2021, $100,000 on October 29, 2021, $350,000 on November 1, 2021 and $400,000 on November 9, 2021, and issued 488,982, 525,652, 875,350, 218,838, 765,931, and 875,350 shares of the Company’s common stock on September 15, October 18, 2021, October 28, 2021, November 2, 2021, November 3, 2021, and November 10, 2021, respectively during 2021. The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, 2022, $375,000 on March 17, 2022, $500,000 on March 17, 2022 and $179,819 on March 18, 2022 respectively, and issued 644,662, 882,412, 943,701, 1,376,652, 2,581,222, 2,500,000 and 899,095 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, March 17, 2022, March 21, 2022, and March 22, 2022, respectively for the three months ended March 31, 2022.

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note.

The above three Notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to a maximum monthly redemption amount of $187,500, $375,000, $250,000 respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock more than 5,000,000 shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. The earlier of (i) 45 days after filing the PRE14C with SEC, or (ii) May 31, 2021 under the assumption of no comments from PRE14C. In the event that the SEC has any comments on the Company’s PRE14C, the Company agrees to grant an additional 30 days to meet the requirement no later than June 30, 2021. On May 3, the first two notes’ outstanding principal amount was increased to $1,790,694 and $3,556,240 or by 7%, respectively, due to a standstill fee application from the borrower. A modification loss of $356,934 was recognized in the condensed consolidated statement of operations in relation to this non-substantial notes modification.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $459,250, $913,000 and $610,000 respectively. The Company will not recognize embedded beneficial conversion features until July 2021 due to the effective of standstill agreement for the first two notes. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in twelve months until the notes will be settled. For the year ended December 31, 2021, the Company has recognized the amortization of beneficial conversion feature $459,250, $ 852,133, and $152,500 to profit. For the three months ended March 31, 2022, the Company has recognized the amortization of beneficial conversion feature $nil, $60,867, and $152,500 to profit.

12. CAPITAL TRANSACTIONS

Common stock issued in private placements

On August 26, 2021, the Company entered into a certain securities purchase agreement with eight investors, Mr. Shuxiang Zhang and Ms. Huiwen Hu, affiliates of the Company, and certain other six non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 65,000,000 shares of Common Stock, at a per share market price of $0.7. The transaction was consummated on January 11, 2022 by the issuance of 65,000,000 shares of Common Stock. The Company received proceeds of $45,500,000 in January 2022.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, 2022, $375,000 on March 17, 2022, $500,000 on March 17, 2022 and $179,819 on March 18, 2022 respectively, and issued 644,662, 882,412, 943,701, 1,376,652, 2,581,222, 2,500,000 and 899,095 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, March 17, 2022, March 21, 2022, and March 22, 2022, respectively for the three months ended March 31, 2022.

Warrants

A summary of warrants activity for the three months ended March 31, 2022 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2021	19,273,370	4.70 years	$1.43	-
Granted	-	-	-	-
Exercised	-	-	$-	-
Balance of warrants outstanding as of March 31, 2022	19,273,370	4.45 years	$1.43	-

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

The Warrants ended on December 31, 2021 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

13. Earnings (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of March 31, 2022, the principal amount and interest expense of convertible promissory notes are $2,545,988 and $113,687. Total obligations of $2,659,675 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2022 and 2021 respectively:

	For the Three Months Ended March 31,
	2022	2021

Net income (loss)	$1,593,857	$(1,538,276)

Weighted Average Shares Outstanding-Basic	198,441,160	93,209,034
Weighted Average Shares Outstanding- Diluted	213,552,950	95,764,295
Net income/(loss) per share - basic and diluted
Net income/(loss) per share from continuing operations – basic	$0.01	$(0.02)
Net income/(loss) per share from continuing operations – diluted	$0.01	$(0.02)

14. INCOME TAXES

The New Taxation Law of PRC, which was effective on January 1, 2008, stipulates those domestic enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. Under the PRC tax law, companies are required to make quarterly estimate payments based on 25% tax rate; companies that received preferential tax rates are also required to use a 25% tax rate for their installment tax payments. The overpayment, however, will not be refunded and can only be used to offset future tax liabilities.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of $6,622,947 and $4,878,864, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2022.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2022 and 2021, the Company had current income tax expenses of $1,087,475 and $603,616, respectively, and deferred income tax of $209,744 and $203,147 in the connection of intangible assets generated from Baiyu acquisition, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2022 and December 31, 2021, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Shenzhen Baiyu Jucheng before December 31, 2019
Hainan Tongdow International Trade Co.,Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Fujian Pan	Shareholder of TD Holdings Inc.

2)	Balances with related parties

-	Due from related parties

As of March 31, 2022 and December 31, 2021, the balances with related parties were as follows:

	March 31, 2022	December 31, 2021

Yunfeihu (i)	-	11,358,373
Total due from related parties	$-	$11,358,373

(i)	The balance due from Yunfeihu represented loans provided to the related party is unsecured. The principal and interest of Yunfeihu will be due in May 2022, with an interest rate of 10.95% per annum.

-	Due to related parties

	March 31, 2022	December 31, 2021

Other related parties	$-	$21,174
Total due to related parties	$-	$21,174

3)	Transactions with related parties

For the three months ended March 31, 2022 and 2021, the Company generated revenues from below related party customers:

	For the Three Months Ended March 31,
	2022	2021
Revenue from sales of commodity products
Yunfeihu	$-	$18,764,527
Yangzhou TD	-	1,638,488
Total revenues generated from related parties	$-	20,403,015

-	Purchases from a related party

For the three months ended March 31, 2022 and 2021, the Company purchased commodity products from below related party vendors:

	For The Three Months Ended March 31,
	2022	2021
Purchase of commodity products
Yangzhou TD	$-	6,788,055
TD International Trade	-	1,119,150
Hainan TD	-	3,682,488
Zhejiang TD	-	7,934,983
Yunfeihu	-	1,638,101
	$-	21,162,777

For the three months ended March 31, 2021 and 2022, the Company purchased copyright software of $5,033,096 from Yunfeihu and $nil, respectively.

16. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of March 31, 2022：

	Payment due by March 31
	Total	2023	2024	2025
Operating lease commitments for property management expenses under lease agreements	$84,941	$30,888	$30,888	$23,165

2)	Contingencies

a 2020 Court Matter with Harrison Fund

On April 6, 2020, the Company filed a lawsuit against Harrison Fund, LLC (“Harrison Fund”) in the United States District Court for the Northern District of California (the “District Court”) (Case No. 3:20-cv-2307). The Company had invested $1,000,000 in Harrison Fund around May 2019. However, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented on Harrison Fund’s brochure appeared to be problematic. The Company demanded a return on its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed the complaint against Harrison Fund, seeking to recover the $1,000,000 investment.

Due to the uncertainty arising from this pending legal proceeding, a full impairment has been applied against the Company’s investment in financial products.

b 2021 Convertible Promissory Notes Beneficial convertible features

On January 6, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, in the original principal amount of $1,670,000 convertible into shares of common stock of $1,500,000 in gross proceeds. On March 4, 2021, the Company entered into an additional securities purchase agreement in the original principal amount of $3,320,000 convertible into shares of common stock of $3,000,000 in gross proceeds. On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, in the original principal amount of $2,220,000 convertible into shares of common stock of $2,000,000 in gross proceeds.

The Company shall have the right to redeem all or any portion of the convertible promissory note dated as of January 6, 2021 and March 4, 2021 after three months of the issue date and the convertible promissory note dated as of October 4, 2021 after six months of the issue date. Upon evaluation, embedded beneficial conversion features shall be recognized at $459,250, $913,000 and $610,000, respectively.

17. Risks and uncertainties

(1) Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2022, approximately $3.51 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

(2) Liquidity risk

The Company is also exposed to liquidity risk which is the risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

The Company is required to meet specified financial requirements to maintain its listing on the Nasdaq Capital Market. The minimum bid price per share of its common shares has been below $1.00 for a period of 30 consecutive business days and, therefore, no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2). The Company hasn’t until February 28, 2022 to regain compliance, it must prove to be eligible for an additional 180 calendar days that the Company meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2). On March 1, 2022, the Company has received notice from Nasdaq indicating that, while it has not regained compliance with the minimum bid price requirement, the Staff of Nasdaq has determined that the Company is eligible for an additional 180 calendar day period, or until August 29, 2022, to regain compliance. If the Company doesn’t regain compliance until August 29, 2022, Nasdaq will provide notice that the common stock of the Company will be subject to delisting from trading.

(3)	Foreign currency risk

The Company’s financial information is presented in U.S. dollars (“USD”). The functional currency of the Company is the Chinese Yuan, Renminbi (“RMB”), the currency of the PRC. Any transactions which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions, and exchange gains and losses are included in the statements of operations as foreign currency transaction gain or loss. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholder’s equity. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. The value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in the value of RMB, the gains and losses resulting from the translation of financial statements of a foreign subsidiary will be significantly affected.

(4)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC and the general state of the PRC economy. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. To this end, we are evaluating alternative working arrangements, including requiring all employees to work remotely, and we have suspended all non-essential travel for our employees and limiting in-person work-related meetings.

In addition, with the extended Chinese business shutdowns that resulted from the outbreak of COVID-19, we may experience delays or the inability to service our customers on a timely basis in our commodities trading business. The disruptions to our supply chain and business operations, or our suppliers’ or customers’ supply chains and business operations, could include disruptions from the interruptions in the supply of commodities, personnel absences or delivery and storage of commodities, any of which could have adverse ripple effects on our commodities trading business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our ability to provide our products and services to our customers could be materially adversely affected rapidly. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for our products and services could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the localities in which we or our suppliers and customers operate within China.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. While it is too early to tell whether COVID-19 will negatively affect our business over time, we continue to monitor the situation as it unfolds. The extent to which COVID-19 affects our results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations that may emerge to contain the virus, among others.

(5)	Risks related to industry

The Company sells precious products to customers through our industrial relationship. Sales contracts are entered into with each customer. The Company is the principal under the precious metal direct sales model as the Company controls the products with the ability to direct the use of, and obtain all the remaining benefits from the precious metal products substantially before they are sold to its customers. The Company has a single performance obligation to sell metal products to the buyers. The Company estimates the amount of variable consideration, including sales return using the expected value method and includes variable consideration in the transaction price to the extent that it is probable that a significant reversal will not occur. Revenue for precious metal trading under the direct sales model is recognized at a point in time when the single performance obligation is satisfied when the products are delivered to the customer. We are under the risk of the economic environment in general and specific to the precious metal industry and China as well as changes to the existing governmental regulations.

Commodity trading in China is subject to seasonal fluctuations, which may cause our revenues to fluctuate from quarter to quarter. We generally experience less user traffic and purchase orders during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year. Consequently, the first quarter of each calendar year generally contributes the smallest portion of our annual revenues. Furthermore, as we are substantially dependent on sales of precious metals, our quarterly revenues and results of operations are likely to be affected by price fluctuation under macroeconomic circumstances these years.

As our revenues have grown rapidly in recent years, these factors are difficult to discern based on our historical results, which, therefore, should not be relied on to predict our future performance. Our financial condition and results of operations for future periods may continue to fluctuate. As a result, the trading price of our stock may fluctuate from time to time due to seasonality.

18.	SUBSEQUENT EVENTS

By written consent dated April 13, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved and ratified the following corporate actions: (i)(a) the entry into that certain securities purchase agreements dated as of January 6, 2021, March 4, 2021, and October 4, 2021, respectively, by and between the Company and two institutional purchasers (collectively, the “2021 Investors”), pursuant to which the Company has issued that certain unsecured promissory notes (collectively, the “2021 Notes”) dated as of January 6, 2021, March 4, 2021, and October 4, 2021, respectively, to the 2021 Investors; and (b) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the 2021 Notes; and (ii)(a) the future sale and issuance of convertible promissory notes under similar terms and conditions with the 2021 Notes and the purchase agreements (the “Future Notes”) to the 2021 Investors for an aggregate purchase price of no more than $5 million within ninety (90) days following the conversion of the 2021 Notes; and (b) the future issuance of shares of Common Stock in excess of 19.99% of the then-current issued and outstanding shares of Common Stock of the Company upon the conversion of the Future Notes.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (the “2022 Investor”), pursuant to which the Company issued the 2022 Investor a convertible promissory note on May 6, 2022 in the original principal amount of $3,320,000.00 (the “2022 Note”), convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000.00 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreements dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the 2022 Note dated as of May 6, 2022 to the 2022 Investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the 2022 Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2022, the Company had two business lines, which are the commodities trading business and supply chain management services.

Commodities trading business

The commodity trading business primarily involves purchasing non-ferrous metal products, such as aluminum ingots, copper, silver, and gold, from metal and mineral suppliers and then selling to customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its supply chain management service in December 2019. The Company primarily generates revenues from selling bulk non-ferrous commodity products and providing related supply chain management services in the PRC.

For the three months ended March 31, 2022, the Company recorded revenue of $47,583,965 from its commodities trading business and $575,151 from its commodity distribution services and other related services, respectively.

The Company sources bulk commodity products from non-ferrous metal and mines or its designated distributors and then sells to manufacturers that need these metals in large quantities. The Company works with upstream suppliers in the sourcing of commodities. Major suppliers include various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the three months ended March 31, 2022, the Company earned other supply chain management services revenue of $575,151 with twelve third party customers, compared with a commodity distribution services revenue of $145,775 to third party customers for the same period ended March 31, 2021.

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

Key Factors Affecting Our Results of Operation

The commodities trading industry has been experiencing decreasing demand as a result of China’s overall economic slowdown. We expect competition in the commodities trading business to persist and intensify.

We have a limited operating history, having just started our commodities trading business in late November 2019. We believe our future success depends on our ability to significantly increase sales as well as maintain profitability from our operations. Our limited operating history makes it difficult to evaluate our business and future prospects. You should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history in an emerging and rapidly evolving industry. These risks and challenges include, among other things,

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in the commodities trading industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences;

●	recruitment, training and retaining of qualified managerial and other personnel; and

●	The impact of strict governmental policies relating to coronavirus on our operations and the overall conditions of the markets we operate.

Our business requires a significant amount of capital in large part due to our need to purchase a bulk volume of commodities and expand our business in existing markets and to additional markets where we currently do not have operations.

Results of Operations

Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenues
- Sales of commodity products – third parties	$47,583,965	$9,033,467	$38,550,498	427%
- Sales of commodity products – related parties	-	20,403,015	(20,403,015)	(100)%
- Supply chain management services	575,151	145,775	429,376	295%
Total Revenues	48,159,116	29,582,257	18,576,859	63%

Cost of revenues
- Commodity product sales – third parties	(47,590,576)	(9,032,412)	(38,558,164)	427%
- Commodity product sales – related parties	-	(20,386,181)	20,386,181	(100)%
- Supply chain management services	(11,602)	(1,050)	(10,552)	1005%
Total operating cost	(47,602,178)	(29,419,643)	(18,182,535)	62%

Gross profit	556,938	162,614	394,324	242%

Operating expenses
Selling, general, and administrative expenses	(2,247,707)	(1,570,379)	(677,328)	43%
Share-based payment for service	-	(1,695,042)	1,695,042	100%
Total operating expenses	(2,247,707)	(3,265,421)	1,017,714	(31)%

Other income, net
Interest income	4,390,341	2,098,857	2,291,484	109%
Interest expenses	(110,326)	(127,423)	17,097	(13)%
Amortization of beneficial conversion feature relating to convertible promissory notes	(213,367)	-	(213,367)	100%
Other income(expenses), net	95,709	(6,434)	102,143	(1588)%
Total other income, net	4,162,357	1,965,000	2,197,357	112%

Net income (loss) before income taxes	2,471,588	(1,137,807)	3,609,395	(317)%

Income tax expenses	(877,731)	(400,469)	(477,262)	119%
Net income (loss)	$1,593,857	$(1,538,276)	$3,132,133	(204)%

Revenue

For the three months ended March 31, 2022, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services. Total revenue increased by $18,576,859 or 63%, from $29,582,257 for the three months ended March 31, 2021 to $48,159,116 for the three months ended March 31, 2022, among which revenue from commodity trading and supply chain management accounted for 98.8% and 1.2%, respectively, of our total revenue for the three months ended March 31, 2022. For the three months ended March 31, 2021, 99.5% of our revenue was generated from sales of commodity products and 0.5% was from supply chain management services.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2022, the Company sold non-ferrous metals to thirteen third party customers at fixed prices compared with four related party customers for the same period in 2021, and earned revenues when the product ownership was transferred to its customers.

The Company earned revenues of $47,583,965 from sales of commodity products for the three months ended March 31, 2022 compared with $29,436,482, with an increase of $18,147,483 or 62%, which is mainly due to gradual success on business transfer and active commodity market influenced by the macro-economy condition.

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

For the three months ended March 31, 2022, the Company provided $575,151 revenue from supply chain management services to third party customers compared with $145,775 to the third party customers for the same period ended March 31 2021.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue increased by $18,182,535or 62% from $29,419,643 for the three months ended March 31, 2021 to $47,602,178 for the three months ended March 31, 2022, due to the increase in the cost of revenue associated with commodity product sales in line with our business growth and expansion. We expect the cost of revenue will fluctuated in the next few months as affected by the COVID-19.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the three months ended March 31, 2022, the Company purchased non-ferrous metal products of $47,590,576 from twelve third party suppliers.

For the three months ended March 31, 2021, the Company purchased non-ferrous metal products of $20,386,181 from five related party suppliers and $9,032,412 from three third party suppliers.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $1,570,379 for the three months ended March 31, 2021 to $2,247,707 for the three months ended March 31, 2022, representing an increase of $677,328, or 43%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to: (i) amortization of intangible assets of $1,029,186; and (ii) amortization of convertible notes of $111,000 for the three months ended March 31, 2022, while there was no such issuance for the three months ended March 31, 2021.

Share-based payment for service

For the three months ended March 31, 2021, the share-based payment for service was $1,695,042. On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an engaged agent to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1,695,042. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of 5 years, and volatility of 71.57%.

For the three months ended March 31, 2022, no such expenses incurred.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended March 31, 2022, interest income was $4,390,341 representing an increase of $2,291,484, or 109% from $2,098,857 for the three months ended March 31, 2021. The increase was primarily due to loans made to third party vendors for the three months ended March 31, 2022. The increase in interest income is in accordance with the increase in sales of commodity products. For the three months ended March 31, 2022, $717,485 was attributed to related party and $3,672,062 was generated from third party vendors.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the three months ended March 31, 2022, the item represented the amortization of the beneficial conversion feature of $213,367 of the three convertible promissory notes issued on January 6, 2021, March 4, 2021 and October 4, 2021.

For the three months ended March 31, 2021, no such expenses incurred.

Net income (loss)

As a result of the foregoing, net income for the three months ended March 31, 2022 was $1,593,857, representing an increase of $3,132,133 from the net loss of $1,538,276 for the three months ended March 31, 2021.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2022, the Company reported cash inflows of $3,752,768 from operating activities. As of March 31, 2022, the Company has positive working capital of approximately $158 million.

During the three months ended March 31, 2022, the Company entered into additional private placement agreements with certain private investors and issued 65,000,000 shares of common stock at $0.7 per share for $45,500,000.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2022 and 2021, respectively:

	For the three months Ended March 31,
	2022	2021
Net Cash Provided by/(used in) Operating Activities	$3,752,768	$(4,215,515)
Net Cash Used in Investing Activities	(50,003,288)	(25,060,192)
Net Cash Provided by Financing Activities	45,500,000	32,154,582
Effect of exchange rate changes on cash and cash equivalents	13,794	57,113
Net (decrease)/increase in cash and cash equivalents	(736,726)	2,935,988
Cash at beginning of period	4,311,068	2,700,013
	$3,574,342	$5,636,001

Net Cash Provided by/(Used in) Operating Activities

During the three months ended March 31, 2022, we had a cash inflow from operating activities of $3,752,768, an increase of $7,968,283 from a cash outflow of $4,215,515 for the three months ended March 31, 2021. We incurred a net profit for the three months ended March 31, 2022 of $1,593,857, an increase of $3,132,133 from the three months ended March 31, 2021, during which we recorded a net loss of $1,538,276.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including:

●	Non-cash effects adjustments include amortization of intangible assets of $1,029,186 and amortization of discount on convertible promissory notes of $111,000, amortization of beneficial conversion feature of convertible promissory notes of $213,367, accrual convertible interest expense of $93,285, and monitoring fee relating to convertible promissory notes of $69,685.

●	An increase of $1,900,456 of advances from customers due to a purchase payment in advance to store goods recent competitive market.

●	A decrease of $1,891,842 due from related parties due to a prepayment to third party for commodity purchase.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $50,003,288 as compared to net cash used in investing activities of $25,060,192 for the three months ended March 31, 2021.

The cash used in investing activities for the three months ended March 31, 2022 was for the loans disbursed to third parties of $60,177,853 and collected loans from related parties of $11,066,822.

The cash used in investing activities for the three months ended March 31, 2021 was for the loans disbursed to third parties and related parties of $1,307,835 and $18,662,034, respectively. During the three months ended March 31, 2021, the Company purchased software copyright for $5 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, the Company entered into additional private placement agreements with certain private investors and issued 65,000,000 shares of common stock at $0.7 per share for $45,500,000.

During the three months ended March 31, 2021, the cash provided by financing activities was mainly attributable to borrowings from related parties of $1,196,696, cash raised of $18,500,000 from certain private placements by the issuance of 24,450,000 shares of common stocks, cash raised of $2,192,989 from a registered direct offering by issuance of 1,353,468 shares of common stocks, cash raised of $4,500,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $4,990,000. The Company repaid borrowing to the third party of $185,103.

Impact of COVID-19

An outbreak of respiratory illness caused by a novel coronavirus, namely COVID-19, spread in early 2020. On March 11, 2020, the WHO declared COVID-19 outbreak a pandemic. The outbreak of COVID-19 has endangered the health of many people in China, resulting in numerous confirmed cases and deaths and significantly disrupted travels and local economies in and outside of China. The PRC Government has adopted a series of measures nationwide, including locking down certain cities in the PRC, restrictions prohibiting companies from resuming work, traffic control, travel bans, management and restrictions over activities at new and existing construction sites. In recent months, the PRC government implemented a widespread lockdown in Shanghai and other cities, which temporarily adversely affected our business operating for about two weeks primarily attributable to the closure of our warehouse in Shanghai due to restrictive policies.

The occurrence of any of the above events may adversely affect our operations and results of operations. Furthermore, the COVID-19 pandemic may severely affect and restrict the level of economic activity in China as the governments in various regions we operate may impose regulatory or administrative measures to lock down affected areas and control the outbreak of the infectious disease, which together with the disruption of business in major industries may adversely affect the overall business sentiment and environment in China, which in turn may lead to slower overall economic growth in China and the world. In response to the COVID-19 pandemic, governments worldwide have imposed travel restrictions and/or lockdown to contain its transmission. As the pandemic continues spread worldwide, more countries may impose similar or more severe containment measures. The full extent of the future impact of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse effect on the Company’s ability to identify and implement business opportunities or continue to effectuate its business plan. As of March 31, 2022, there has been no material impact on the Company’s financial position as a direct result of the pandemic. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations.

We continue to monitor the evolving effects of COVID-19 actively and may take further actions that alter our operations, or that we determine are in the best interests of our employees and third parties with which we do business. We do not know when it will become practical to relax or eliminate some or all these measures. The economic effect of a prolonged pandemic is difficult to predict and could result in a material financial impact on the Company’s future reporting periods.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

As of March 31, 2022, the Company had three lease arrangements with two unrelated third parties with a monthly rental fee of approximately $29,408. Two lease terms were within 38 months, which will be due in December 2024. The remaining one was within 24 months, which will be due in August 2023. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$929,658	$264,752	$342,728	$322,178
Total	$929,658	$264,752	$342,728	$322,178

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022.

Certain personnel primarily responsible for preparing our financial statements require additional requisite levels of knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. The management thought that in light of the inexperience of our accounting staff with respect to the requirements of U.S. GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2022 includes:

●	There is a lack of formal procedures for handling different types of revenue recognition.

●	Company management conducted extensive transactions with related parties without adequate control by the Audit Committee and the Board of Directors.

●	There is a lack of procedures and documentation for dealing with related parties.

●	There was no accountant with adequate U.S. GAAP knowledge working in the Company’s Accounting Department.

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to an inadequate financial statement closing process.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of March 31, 2022, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Limitations on the Effectiveness of Disclosure Controls. Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, 2022, $375,000 on March 17, 2022, $500,000 on March 17, 2022 and $179,819 on March 18, 2022 respectively, and issued 644,662, 882,412, 943,701, 1,376,652, 2,581,222, 2,500,000 and 899,095 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, March 17, 2022, March 21, 2022, and March 22, 2022, respectively for the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
10.1*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of May 6, 2022, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022
10.2*	Convertible Promissory Note dated May 6, 2022, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 10, 2022
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: May 13, 2022	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)