Form 10-Q
period 2022-06-30
TD Holdings, Inc.
filed 2022-08-09
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, 276,237,565 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2022 and December 31, 2021

(Expressed in U.S. dollars, except for the number of shares)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$3,925,416	$4,311,068
Loans receivable from third parties	177,575,850	115,301,319
Accounts receivable	2,997	-
Prepayments	218	-
Due from related parties	-	11,358,373
Other current assets	5,148,250	3,288,003
Inventories	1,505,869	-
Total current assets	188,158,600	134,258,763

Non-Current Assets
Plant and equipment, net	3,809	2,872
Goodwill	67,475,493	71,028,283
Intangible assets, net	18,246,404	21,257,337
Right-of-use assets, net	737,385	888,978
Total non-current assets	86,463,091	93,177,470

Total Assets	$274,621,691	$227,436,233

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,058,260	$3,337,758
Bank borrowings	1,072,802	1,129,288
Third party loans payable	465,344	476,779
Contract liabilities	5,184	5,221,874
Due to related parties	-	21,174
Income tax payable	10,068,891	8,441,531
Lease liabilities	316,978	310,665
Other current liabilities	4,864,492	4,297,793
Convertible promissory notes	4,397,325	3,562,158
Total current liabilities	24,249,276	26,799,020

Non-Current Liabilities
Deferred tax liabilities	3,572,320	4,178,238
Lease liabilities	435,842	586,620
Total non-current liabilities	4,008,162	4,764,858

Total liabilities	28,257,438	31,563,878

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 273,680,088 and 138,174,150 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	273,680	138,174
Additional paid-in capital	284,805,054	224,790,409
Statutory surplus reserve	1,477,768	1,477,768
Accumulated deficit	(39,181,475)	(42,200,603)
Accumulated other comprehensive (loss)/income	(1,010,774)	11,666,607
Total Equity	246,364,253	195,872,355

Total Liabilities and Equity	$274,621,691	$227,436,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
- Sales of commodity products – third parties	$53,108,294	$57,989,381	$100,692,259	$67,022,848
- Sales of commodity products – related parties	-	1,523,616	-	21,926,631
- Supply chain management services – third parties	575,101	326,650	1,150,252	472,425
Total Revenue	53,683,395	59,839,647	101,842,511	89,421,904

Cost of revenue
- Commodity product sales-third parties	(53,250,178)	(57,932,603)	(100,840,754)	(66,965,015)
- Commodity product sales-related parties	-	(1,531,336)	-	(21,917,517)
- Supply chain management services – third parties	5,912	(2,592)	(5,690)	(3,642)
Total cost of revenue	(53,244,266)	(59,466,531)	(100,846,444)	(88,886,174)

Gross profit	439,129	373,116	996,067	535,730

Operating expenses
Selling, general, and administrative expenses	(1,875,779)	(2,054,354)	(4,123,486)	(3,624,733)
Share-based payment for service	-	-	-	(1,695,042)
Total operating expenses	(1,875,779)	(2,054,354)	(4,123,486)	(5,319,775)

Other income (expenses), net
Interest income	4,366,318	2,946,236	8,756,659	5,045,093
Interest expenses	(129,116)	(155,825)	(239,442)	(283,248)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(320,291)	-	(533,658)	-
Other income (expenses), net	(221,953)	(379,924)	(126,244)	(386,358)
Total other income, net	3,694,958	2,410,487	7,857,315	4,375,487

Net income (loss) before income taxes	2,258,308	729,249	4,729,896	(408,558)

Income tax expenses	(833,037)	(371,393)	(1,710,768)	(771,862)

Net income (loss)	$1,425,271	$357,856	$3,019,128	$(1,180,420)

Comprehensive Income (Loss)
Net income (loss)	$1,425,271	$357,856	$3,019,128	$(1,180,420)
Foreign currency translation adjustments	(13,558,577)	2,706,148	(12,677,381)	2,062,570
Comprehensive income (loss)	$(12,133,306)	$3,064,004	$(9,658,253)	$882,150

Income (Loss) per share - basic and diluted
Income (loss) per share – Basic	$0.01	$0.00	$0.01	$(0.01)
Income (loss) per share – Diluted	$0.01	$0.00	$0.01	$(0.01)

Weighted Average Shares Outstanding-Basic	213,595,841	96,821,039	206,060,364	95,025,014

Weighted Average Shares Outstanding- Diluted	242,849,487	102,312,155	235,314,010	100,516,130

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	loss	Equity

Balance as of December 31, 2021	138,174,150	$138,174	$224,790,409	$(42,200,603)	$1,477,768	$11,666,607	$195,872,355
Issuance of common stocks in connection with private placements	122,100,000	122,100	56,797,900	-	-	-	56,920,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	13,405,938	13,406	2,303,745	-	-	-	2,317,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	913,000
Net income	-	-	-	3,019,128	-	-	3,019,128
Foreign currency translation adjustments	-	-	-	-	-	(12,677,381)	(12,677,381)
Balance as of June 30, 2022	273,680,088	$273,680	$284,805,054	$(39,181,475)	$1,477,768	$(1,010,774)	$246,364,253

Balance as of December 31, 2020	79,131,207	$79,131	$151,407,253	$(39,255,945)	$913,292	$6,885,495	$120,029,226
Issuance of common stocks in connection with private placements	15,000,000	15,000	24,435,000	-	-	-	24,450,000
Issuance of common stocks pursuant to registered direct offering	1,353,468	1,354	2,191,634	-	-	-	2,192,988
Issuance of common stocks pursuant to exercise of warrants	1,558,891	1,559	1,445,767	(1,439,826)	-	-	7,500
Share-based payment for service	-	-	1,695,042	-	-	-	1,695,042
Net loss	-	-	-	(1,180,420)	-	-	(1,180,420)
Foreign currency translation adjustments	-	-	-	-	-	2,062,570	2,062,570
Balance as of June 30, 2021	97,043,566	$97,044	$181,174,696	$(41,876,191)	$913,292	$8,948,065	$149,256,906

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income (loss)	Equity

Balance as of March 31, 2022	213,001,894	$213,002	$272,020,401	$(40,606,746)	$1,477,768	$12,547,803	$245,652,228
Issuance of common stocks in connection with private placements	57,100,000	57,100	11,362,900	-	-	-	11,420,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	3,578,194	3,578	508,753	-	-	-	512,331
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000		-	-	913,000
Net income	-	-	-	1,425,271	-	-	1,425,271
Foreign currency translation adjustments	-	-	-	-	-	(13,558,577)	(13,558,577)
Balance as of June 30, 2022	273,680,088	$273,680	$284,805,054	$(39,181,475)	$1,477,768	$(1,010,774)	$246,364,253

Balance as of March 31, 2021 (Restated, See Note 2)	96,293,566	$96,294	$181,167,946	$(42,234,047)	$913,292	$6,241,917	$146,185,402
Issuance of common stocks in connection with exercise of warrants	750,000	750	6,750	-	-	-	7,500
Net Income	-	-	-	357,856	-	-	357,856
Foreign currency translation adjustments	-	-	-	-	-	2,706,148	2,706,148
Balance as of June 30, 2021	97,043,566	$97,044	$181,174,696	$(41,876,191)	913,292	$8,948,065	$149,256,906

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income(loss)	$3,019,128	$(1,180,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	2,016,116	1,895,871
Depreciation of plant and equipment	3,851	130
Amortization of discount on convertible promissory notes	219,333	163,333
Amortization of right of use assets	170,084	-
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	533,658	-
Monitoring fee relating to convertible promissory notes	105,760	-
Share-based payment for service	-	1,695,042
Standstill fee relating to convertible promissory notes	-	356,934
Interest expense for convertible promissory notes	206,567	199,093
Deferred tax liabilities	(410,877)	(411,736)
Changes in operating assets and liabilities:
Other current assets	37,371	601,683
Escrow account receivable	(3,103)	(2,520)
Inventories	(1,558,802)	(882,764)
Prepayments	(226)	(5,108,162)
Contract liabilities	(5,129,684)	1,677,349
Accounts payable	(116,501)	2,297,940
Due to related parties	(20,822)	(5,518,273)
Due from third parties	(1,022,489)	-
Due from related parties	(331,761)	(457,032)
Income tax payable	2,121,985	1,175,327
Other current liabilities	721,712	(291,177)
Lease liabilities	(104,310)	-
Due to third party loans payable	12,849	-
Net cash provided by (used in) operating activities	469,839	(3,789,382)
Cash Flows from Investing Activities:
Purchases of intangible assets	-	(5,100,490)
Purchases of plant and equipment	(4,936)	(2,332)
Purchases of operating lease assets	(58,617)	-
Final payment of acquisition of a subsidiary	-	(15,533,312)
Payment made on loan to related parties	-	(7,174,955)
Payment made on loans to third parties	(80,502,961)	(45,057,871)
Collection of loans from related parties	10,839,631	43,687,593
Collection of loans from third parties	10,069,408	13,370,395
Investments in other investing activities	(444,871)	-
Net cash used in investing activities	(60,102,346)	(15,810,972)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	-	2,192,989
Proceeds from issuance of common stock under private placement transactions	56,920,000	24,450,000
Proceeds from exercise of warrants	-	7,500
Proceeds from issuance of convertible promissory notes	3,000,000	4,500,000
Proceeds from borrowings from third parties	-	1,993,828
Repayments made on loans to related parties	-	(550,930)
Payments made on loans to third parties	-	(9,496,586)
Net cash provided by financing activities	59,920,000	23,096,801
Effect of exchange rate changes on cash and cash equivalents	(673,145)	700,055
Net increase/(decrease) in cash and cash equivalents	(385,652)	4,196,502
Cash at beginning of period	4,311,068	2,700,013
Cash at end of period	$3,925,416	$6,896,515
Supplemental Cash Flow Information
Cash paid for interest expense	$43,310	$-
Cash paid for income tax	$1,744	$75,416
Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$58,617	$-
Issuance of common stocks in connection with conversion of convertible promissory notes	$3,230,150	$-
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$-	$1,439,826

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co., Ltd (“Shanghai Jianchi”), a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu Venture Capital Co., Ltd during the six months ended June 30, 2022.

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company	100% owned by the Company
Incorporated on March 22, 2018
A holding company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on April 2, 2020
A holding company

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on March 28, 2007
A holding company

Tongdow E-trading Limited (“Tongdow HK”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on November 25, 2010
A holding company

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”)	WFOE, 100% owned by Tongdow Block Chain
Incorporated on April 2, 2020
Registered capital of $10 million
A holding company

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
Incorporated on July 16, 2020
Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company	VIE of Hao Limo before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Incorporated on December 30, 2013
Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid-up
Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
Incorporated on August 17, 2016
Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up
Engaged in commodity trading business and providing supply chain management services to customers

The following diagram illustrates our corporate structure as of June 30, 2022.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of June 30, 2022 and for the six months ended June 30, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 previously filed with the SEC on March 16, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) are necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2022 and its unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2022 and 2021, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

The following table illustrates the correction of the error had it been shown in the statement of operations on March 31, 2021 in the interim financial statement in Form 10-Q filing on June 25, 2021:

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets and investments; (iii) the valuation allowance of deferred tax assets; (iv) estimates of allowance for doubtful accounts, including loans receivable from third parties and related parties, (v) valuation of Inventory, and (vi) contingencies and litigation.

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

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible promissory notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible promissory notes payable. This discount is amortized over the period from the date of issuance to the date the notes are due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

(d)	Inventory

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

(e)	Recent accounting pronouncement

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2022	December 31, 2021

Loans receivable from third parties	$177,575,850	$115,301,319

As of June 30, 2022, the Company has 13 loan agreements compared with ten loan agreements on December 31, 2021. The Company provided loans aggregating $80,502,961 for the purpose of making use of idle cash and maintaining long-term customer relationships and paid back $10,069,408 during the six months ended June 30, 2022. These loans will mature from July 2022 through June 2023, and charges interest rate of 10.95% per annum on these customers.

Interest income of $4,365,653 and $916,010 was recognized for the three months ended June 30, 2022 and 2021, respectively. Interest income of $8,755,200 and $1,400,678 was recognized for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded an interest receivable of $4,562,726 and $3,090,353 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021 there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4.	PLANT AND EQUIPMENT, NET

	June 30, 2022	December 31, 2021
Cost:
Office equipment	$8,135	$3,499
Accumulated depreciation:
Office equipment	$(4,326)	$(627)

Plant and equipment, net	$3,809	$2,872

Depreciation expense was $3,851, and currency translation difference was $152 for the six months ended June 30, 2022. Purchase of office equipment was $4,936 and currency translation difference was $300 for the six months ended June 30, 2022.

5.	INTANGIBLE ASSETS

	June 30, 2022	December 31, 2021
Customer relationships	$19,581,607	$20,612,639
Software copyright	4,917,007	5,175,902
Total	24,498,614	25,788,541

Less: accumulative amortization	(6,252,210)	(4,531,204)
Intangible assets, net	$18,246,404	$21,257,337

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

For the six months ended June 30, 2022, the Company amortized $2,016,116 and currency translation difference was $295,110. For the six months ended June 30, 2021, the Company amortized $1,895,871 and currency translation difference was $8,580. No impairment loss was made against the intangible assets during the six months ended June 30, 2022.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending June 30, 2022:	Amount
current year	$1,947,655
2023	3,895,309
2024	3,895,309
2025	3,895,309
2026	3,895,309
Thereafter	717,513
Total:	$18,246,404

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments Not Designated As Hedge Accounting Treatment

On April 23, 2021 and May 26, 2022, Hainan Jianchi Import and Export Co., Ltd, a subsidiary of the Company, entered into a contract with CITIC Futures Co., Ltd and Guoyuan Futures Co., Ltd to deal with futures business to hedging sales and purchase commodity products market price risks respectively. The two futures contracts are to trade non-ferrous metal products such as aluminum ingots, copper, silver, and gold. The contract is a derivative instrument for accounting purposes. The quantities of product in these agreements are offset and are priced at prevailing market prices. The contract does not qualify for hedge accounting treatment. The Company recognized other current assets on fair value of $68,539, and the notional amount is about $1.77 million as of June 30, 2022. The realized loss of $128,543 and unrealized gain of $10,447 for the six months ended June 30, 2022, were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss). The realized loss of $263,377 and unrealized gain of $48,917 for the three months ended June 30, 2022, were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

7.	GOODWILL

The goodwill associated with the Baiyu Acquisition was initially recognized at the acquisition closing date in October 2020.

Based on an assessment of the qualitative factors, management determined that it is more likely than not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. At June 30, 2022 and December 31, 2021, goodwill was $67,475,493 and $71,028,283, respectively. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the three months ended June 30, 2022 and 2021.

8.	BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of June 30, 2022 and December 31, 2021, bank loans consisted of the following:

	June 30, 2022	December 31, 2021
Short-term bank loans:
Loan from Baosheng County Bank	$1,072,802	$1,129,288

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	June 30, 2022	December 31, 2021

Right-of-use lease assets, net	$737,385	$888,978

Lease Liabilities-current	$316,978	$310,665
Lease liabilities-non current	435,842	586,620
Total	$752,820	$897,285

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of June 30, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.42-2.75
Weighted average discount rate	4.75%-5.00%

For the six months ended June 30, 2022 and 2021, the Company charged total amortization of right-of-use assets of $170,084 and $nil respectively. For the three months ended June 30, 2022 and 2021, the Company charged total amortization of right-of-use assets of $93,101 and $nil respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of June 30, 2022:

Period ending June 30, 2022:	Amount
current year	$167,783
2023	325,293
2024	304,743
Total lease payments	797,819
Less: imputed interest	44,999
Present value of lease liabilities	$752,820

10.	OTHER CURRENT LIABILITIES

	June 30, 2022	December 31, 2021
Accrued payroll and benefit	$1,576,214	$1,265,106
Other tax payable	2,899,717	2,092,869
Others	388,561	939,818
Total	$4,864,492	$4,297,793

11.	CONVERTIBLE PROMISSORY NOTES

	June 30, 2022	December 31, 2021
Convertible promissory notes – principal	$5,395,760	$3,976,240
Convertible promissory notes – discount	(1,219,375)	(739,367)
Convertible promissory notes – interest	220,940	325,285
Convertible promissory notes, net	$4,397,325	$3,562,158

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. The Company settled convertible promissory note of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, 2022, $375,000 on March 17, 2022, $500,000 on March 17, 2022, $179,819 on March 18, 2022 and $262,331.48 on June 8, 2022, respectively, and issued 644,662, 882,412, 943,701, 1,376,652, 2,581,222, 2,500,000, 899,095 and 1,933,457 shares of the Company’s Common Stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, March 17, 2022, March 21, 2022, March 22, 2022 and June 14, 2022, respectively for the six months ended June 30, 2022. As of June 30, 2022, the convertible promissory note issued on March 4, 2021 has been fully settled.

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note. The Company settled convertible promissory note of $250,000 on June 23, 2022 and issued 1,644,737 shares of the Company’s Common Stock on June 27, 2022 for the six months ended June 30, 2022.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months.

The above two unsettled convertible promissory notes, issued on October 4, 2021 and May 6, 2022, has a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time six months after the issue date, subject to maximum monthly redemption amount of $250,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $610,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the three months ended June 30, 2022, the Company has recognized the amortization of beneficial conversion feature $168,125, and $152,167 to profit. For the six months ended June 30, 2022, the Company has recognized the amortization of beneficial conversion feature $320,625, and $152,166 to profit. For the settled convertible promissory notes issued on March 4, 2021, the Company has recognized embedded beneficial conversion features $60,867 to profit for the six months ended June 30, 2022, and $nil for the three months ended June 30, 2022.

12.	CAPITAL TRANSACTIONS

Common stock issued in private placements

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 57,100,000 shares of Common Stock, par value $0.001 per share, at a per share purchase price of $0.20. The transaction was consummated on June 24, 2022 by the issuance of 57,100,000 shares of Common Stock. The Company received proceeds of $11,420,000 in June 2022.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory note of $262,331.48 on June 8, 2022 and $250,000 on June 23, 2022, respectively, and issued 1,933,457 and 1,644,737 shares of the Company’s Common Stock on June 14, 2022 and June 27, 2022, respectively.

Warrants

A summary of warrants activity for the six months ended June 30, 2022 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2021	19,273,370	4.70 years	$1.43	-
Granted	-	-	-	-
Exercised	-	-	-	-
Balance of warrants outstanding and exercisable as of June 30, 2022	19,273,370	4.20 years	$1.43	-

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

Basic earnings (loss) per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of June 30, 2022, the principal amount and interest expense of convertible promissory notes are $5,395,760 and $220,940. Total obligations of $5,616,700 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the six months ended June 30, 2022 and 2021 respectively:

	For the Six Months Ended June 30,
	2022	2021

Net income(loss)	$3,019,128	$(1,180,420)

Weighted Average Shares Outstanding-Basic	206,060,364	95,025,014
Weighted Average Shares Outstanding- Diluted	235,314,010	100,516,130
Net loss per share - basic and diluted
Earnings (loss) per share - basic	$0.01	$(0.01)
Earnings (loss) per share - diluted	$0.01	$(0.01)

	For the Three Months Ended June 30,
	2022	2021

Net income	$1,425,271	$357,856

Weighted Average Shares Outstanding-Basic	213,595,841	96,821,039
Weighted Average Shares Outstanding-Diluted	242,849,487	102,312,155
Net loss per share - basic and diluted
Earnings (loss) per share - basic	$0.01	$0.00
Earnings (loss) per share - diluted	$0.01	$0.00

14.	INCOME TAXES

The Enterprise Income Tax Law of the People’s Republic of China (“PRC tax law”), which was effective on January 1, 2008, stipulates those domestic enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. Under the PRC tax law, companies are required to make quarterly estimate payments based on 25% tax rate; companies that received preferential tax rates are also required to use a 25% tax rate for their installment tax payments. The overpayment, however, will not be refunded and can only be used to offset future tax liabilities.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of $6,983,885 and $4,878,864, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2022.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the six months ended June 30, 2022 and 2021, the Company had current income tax expenses of $2,121,645 and $1,183,596, respectively, and deferred income tax benefit of $410,877 and $411,734 in the connection of intangible assets generated from the Baiyu acquisition, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2022 and December 31, 2021 and the Company does not believe that its unrecognized tax benefits will change over the next 12 months.

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is an independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Hainan Tongdow International Trade Co.,Ltd.(“Hainan TD”)	Controlled by the same ultimate parent company
Yunfeihu modern logistics Co.,Ltd (“Yunfeihu Logistics”)	Controlled by the same ultimate parent company
Shenzhen Tongdow Jingu Investment Holding Co.,Ltd (“Shenzhen Jingu“)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co.,Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Fujian Pan	Shareholder of TD Holdings Inc

2)	Balances with related parties

-	Due from related parties

As of June 30, 2022 and December 31, 2021, the balances with related parties were as follows:

	June 30, 2022	December 31, 2021

Yunfeihu (i)	$-	$11,358,373
Total due from related parties	$-	$11,358,373

(i)	The balance due from Yunfeihu represented loans provided to the related party is unsecured. The principal and interest of Yunfeihu has be due in May 2022, with an interest rate of 10.95% per annum.

-	Due to related parties

	June 30, 2022	December 31, 2021

Other related parties	$-	$21,174
Total due to related parties	$-	$21,174

3)	Transactions with related parties

For the three and six months ended June 30, 2022, the Company generated revenues from below related party customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from sales of commodity products
Yunfeihu	$-	$1,523,616	$-	$20,284,870
Yangzhou TD	-	-	-	1,641,761
Total revenues generated from related parties	$-	$1,523,616	$-	$21,926,631

4)	Purchases from a related party

For the six months ended June 30, 2022 and 2021, the Company purchased commodity products from below related party vendors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Purchase of commodity products
Yunfeihu	$-	$-	$-	$1,641,373
Zhejiang TD	-	-	-	7,950,833
Hainan TD	-	-	-	3,689,844
TD International Trade	-	-	-	1,121,386
Yangzhou TD	-	-	-	6,801,614
Total purchase of commodity products	$-	$-	$-	$21,205,050

For the three months and six months ended June 30, 2021, the Company purchased copyright software of $5,107,410 from “Yunfeihu”.

16.	COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of June 30, 2022:

	Payment due by June 30
	Total	2023	2024	2025
Operating lease commitments for property management expenses under lease agreement	$73,040	$29,216	$29,216	$14,608

2)	Contingencies

a	2020 Court Matter with Harrison Fund

On April 6, 2020, the Company filed a lawsuit against Harrison Fund, LLC (“Harrison Fund”) in the United States District Court for the Northern District of California (the “District Court”) (Case No. 3:20-cv-2307). The Company had invested $1,000,000 in Harrison Fund around May 2019. However, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented on Harrison Fund’s brochure appeared to be problematic. The Company demanded a return on its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed a complaint against Harrison Fund seeking to recover the $1,000,000 investment.

Due to the uncertainty arising from this pending legal proceeding, a full impairment has been applied against the Company’s investment in financial products.

17.	Risks and uncertainties

(1)	Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2022, approximately $1.98 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

The Company’s financial information is presented in USD. The functional currency of the Company is RMB, the currency of the PRC. Any transactions which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions, and exchange gains and losses are included in the statements of operations as foreign currency transaction gain or loss. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period- end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholder’s equity. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. The value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in the value of RMB, the gains and losses resulting from the translation of financial statements of a foreign subsidiary will be significantly affected.

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

The Company settled convertible promissory notes of $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022 and $125,000 on August 4, 2022, respectively, and issued 678,463, 628,014, 625,500 and 625,500 shares of the Company’s common stock on July 7, 2022, July 19, 2022, July 26, 2022 and August 5, 2022 respectively.

On July 22, the Company’s Board of Directors approved the holding of the 2022 Annual Meeting of Stockholders of the Company at 25th Floor, Block C, Tairan Building, No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC 518000, on August 11, 2022, at 9:30 am EST, for stockholders to consider and vote on certain proposals, including, (i) electing Renmei Ouyang, Tianshi (Stanley) Yang, Xiangjun Wang, Heung Ming (Henry) Wong and Donghong Xiong to serve on the Company’s Board until the next annual stockholders meeting and until their successors are duly elected and qualified, (ii) ratifying the selection of Audit Alliance LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022, (iii) approving and adopting certain amendments to the Company’s Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split of our issued and outstanding common stock (“Common Stock”) at a ratio of one-for-five to one-for-ten immediately following the reverse split (the “Reverse Split”) at any time prior to August 12, 2022, with the final decision of whether to proceed with Reverse Split and the exact ratio to be set at a whole number within this range, as determined by our Board in its sole discretion, and (iv) transacting such other business as may properly come before the meeting or any adjournment or postponement thereof.

The Reverse Stock Split is primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the Nasdaq Capital Market. If the stockholders approve the Reverse Split, and the Board decides to implement it, the Reverse Split will become effective upon the filing of the Charter Amendment with the Secretary of State of State of Delaware and will be realized simultaneously for all our Common Stock, which is expected to be August 11, 2022. The Reverse Split does not change the number of the Company’s authorized shares or the par value of the shares of our Common Stock. Immediately after the Reverse Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock will be substantially unaffected by the Reverse Split. The expected Nasdaq marketplace effective date is August 17, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2022, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the six months ended June 30, 2022, the Company recorded revenue of $100,692,259 from commodities trading business and $1,150,252 from commodity distribution services and other related services, respectively.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the six months ended June 30, 2022, the Company earned other supply chain management services revenue of $1,150,252 with 16 third-party customers, compared with a commodity distribution services revenue of $472,425 to eight third-party customers for the same period ended June 30, 2021.

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

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues
- Sales of commodity products – third parties	$53,108,294	$57,989,381	$(4,881,087)	(8)%
- Sales of commodity products – related parties	-	1,523,616	(1,523,616)	(100)%
- Supply chain management services – third parties	575,101	326,650	248,451	76%
Total Revenue	53,683,395	59,839,647	(6,156,252)	(10)%

Cost of revenue
- Commodity product sales – third parties	(53,250,178)	(57,932,603)	4,682,425	(8)%
- Commodity product sales – related parties	-	(1,531,336)	1,531,336	(100)%
- Supply chain management services – third parties	5,912	(2,592)	8,504	(328)%
Total cost of revenue	(53,244,266)	(59,466,531)	6,222,265	(10)%

Gross profit	439,129	373,116	66,013	18%

Operating expenses
Selling, general, and administrative expenses	(1,875,779)	(2,054,354)	178,575	(9)%
Total operating cost and expenses	(1,875,779)	(2,054,354)	178,575	(9)%

Other income (expenses), net
Interest income	4,366,318	2,946,236	1,420,082	48%
Interest expenses	(129,116)	(155,825)	26,709	17%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(320,291)	-	(320,291)	100%
Other expenses, net	(221,953)	(379,924)	157,971	42%
Total other income, net	3,694,958	2,410,487	1,284,471	53%

Net Income Before Income Taxes	2,258,308	729,249	1,529,059	210%

Income tax expenses	(833,037)	(371,393)	(461,644)	124%

Net Income	$1,425,271	$357,856	$1,067,415	298%

Revenue

For the three months ended June 30, 2022, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $6,156,252 or 10%, from $59,839,647 for the three months ended June 30, 2021 to $53,683,395 for the three months ended June 30, 2022, among which revenue from commodity trading and supply chain management accounted for 98.9% and 1.1% of our total revenue for the three months ended June 30, 2022. For the three months ended June 30, 2021, revenue from commodity trading and supply chain management accounted for 99.5% and 0.5% of our total revenue for the three months ended June 30, 2021.

(1) Revenue from sales of commodity products

For the three months ended June 30, 2022 and 2021, the Company sold non-ferrous metals to 22 customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $53,108,294 from sales of commodity products for the three months ended June 30, 2022 compared with $59,512,997 generated from sales of commodity products for the same period in 2021.

(2) Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended June 30, 2022, the Company provided $575,101 commodity distribution services to third-party customers compared with $326,650 to the third-party customers for the same period ended June 30, 2021.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $6,222,265 or 10% from $59,466,531 for the three months ended June 30, 2021 to $53,244,266 for the three months ended June 30, 2022, primarily due to an decrease of $4,682,425 in cost of revenue associated with commodity product sales from the third-party. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2022, the Company purchased non-ferrous metal products of $53,250,178 from 15 third-party vendors compared with $57,932,603 from 15 third-party vendor and $1,531,336 from five related party vendor for the three months ended June 30, 2021.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $2,054,354 for the three months ended June 30, 2021 to $ 1,875,779 for the three months ended June 30, 2022, representing an decrease of $178,575 or 9%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. There is no big decrease for the three months ended June 30, 2022 compared with the three months ended June 30, 2021.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2022, interest income was $4,366,318, representing an increase of $1,420,082, or 48% from $2,946,236 for the three months ended June 30, 2021. The increase was full due to loans made to third-party vendors for the three months ended June 30, 2022.

Amortization of relative fair value of warrants relating to service provider

For the three months ended June 30, 2022, the item represented the amortization of beneficial conversion feature of $320,291 and relating to the convertible promissory notes.

For the three months ended June 30, 2021, no such expenses incurred.

Net income

As a result of the foregoing, net income for the three months ended June 30, 2022 was $1,425,271, representing an increase of $1,067,415 from net income of $357,856 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues
- Sales of commodity products – third parties	$100,692,259	$67,022,848	$33,669,411	50%
- Sales of commodity products – related parties	-	21,926,631	(21,926,631)	(100)%
- Supply chain management services – third parties	1,150,252	472,425	677,827	143%
Total Revenue	101,842,511	89,421,904	12,420,607	14%

Cost of revenue
- Commodity product sales – third parties	(100,840,754)	(66,965,015)	(33,875,739)	51%
- Commodity product sales – related parties	-	(21,917,517)	21,917,517	(100)%
- Supply chain management services – third parties	(5,690)	(3,642)	(2,048)	56%
Total cost of revenue	(100,846,444)	(88,886,174)	(11,960,270)	13%

Gross profit	996,067	535,730	460,337	86%

Operating expenses
Selling, general, and administrative expenses	(4,123,486)	(3,624,733)	(498,753)	14%
Share-based payment for service	-	(1,695,042)	1,695,042	(100)%
Total operating cost and expenses	(4,123,486)	(5,319,775)	1,196,289	(22)%

Other income (expenses), net
Interest income	8,756,659	5,045,093	3,711,566	74%
Interest expenses	(239,442)	(283,248)	43,806	(15)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(533,658)	-	(533,658)	100%
Other income (expense), net	(126,244)	(386,358)	260,114	67%
Total other income, net	7,857,315	4,375,487	3,481,828	80%

Net Income(Loss) Before Income Taxes	4,729,896	(408,558)	5,138,454	1258%

Income tax expenses	(1,710,768)	(771,862)	(938,906)	122%
Net Income (Loss)	$3,019,128	$(1,180,420)	$4,199,548	356%

Revenue

For the six months ended June 30, 2022, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue increased by $12,420,607 or 14%, from $89,421,904 for the six months ended June 30, 2021 to $101,842,511 for the six months ended June 30, 2022, among which revenue from commodity trading and supply chain management accounted for 98.9% and 1.1%, respectively, of our total revenue for the six months ended June 30, 2022. The increase is mainly due to the prosperous bulk market all over the world. An obvious increase in commodity price and growing demand drive more frequent transactions occurred during the first half of 2022. Since 2022, the Company put more emphasis on its business in Hainan which was able to obtain a competitive and supportive policy and generates more revenue from customers in the Hainan region. The Company made efforts to explore competitive upstream vendors in Hainan to meet the demands of lower transportation cost and time cost, meanwhile, our long-term positive image in the commodity products industry enhanced our comprehensive competitive support from local trade associates.

(1) Revenue from sales of commodity products

For the six months ended June 30, 2022, the Company sold non-ferrous metals to 22 third-party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $100,692,259 from sales of commodity products compared with $88,949,479 for the same period in 2021.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of the volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the six months ended June 30, 2022, the Company earned commodity distribution commission fees of $1,150,252 from 16 third-party vendors compared with commission fees of 472,425 from third-party vendors for the six months ended June 30, 2021.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain. Total cost of revenue increased by $11,960,270 or 13% from $88,886,174 for the six months ended June 30, 2021 to $100,846,444 for the six months ended June 30, 2022, primarily due to an increase of $11,958,222 in cost of revenue associated with commodity product sales. The cost of revenue increased in line with the increase in sales volume.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the six months ended June 30, 2022, the Company purchased non-ferrous metal products of $100,840,754 from 15 third-party vendors.

For the six months ended June 30, 2021, the Company purchased non-ferrous metal products of $66,965,015 from 15 third-party vendors and $21,917,517 from five related-party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $3,624,733 for the six months ended June 30, 2021 to $4,123,486 for the six months ended June 30, 2022, representing an increase of $498,753, or 14%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to 1) salary and employee benefits increased by $0.62 million and, 2) amortization of convertible promissory notes increased by $0.22 million.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2022, interest income was $8,756,659 representing an increase of $3,711,566, or 74% from $5,045,903 for the six months ended June 30, 2021. The increase was primarily due to loans made to third-party vendor customers, among which, $702,756 was attributed to related parties and $8,053,903 was generated from third-party vendors.

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

For the six months ended June 30, 2022, no such expenses incurred.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the six months ended June 30, 2022, the item represented the amortization of beneficial conversion feature of $533,658 relating to the convertible promissory notes.

For the six months ended June 30, 2021, no such expenses incurred.

Net income (loss)

As a result of the foregoing, net income for the six months ended June 30, 2022 was $3,019,128, representing an increase of $4,199,548 from net loss of $1,180,420 for the six months ended June 30, 2021.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net income of $3,019,128 and cash inflow of $ 469,839 for the six months ended June 30, 2022. As of June 30, 2022, the Company positive working capital of $164 million.

During the six months ended June 30, 2022, the Company entered into additional private placement agreements with certain private investors and issued 65,000,000 shares of common stock at $0.7 per share for $45,500,000, and issued 57,100,000 shares of common stock at $0.2 per share for $11,420,000, sold unsecured senior convertible promissory notes (“Notes”) in the aggregate principal amount of $3,000,000.

The total gross proceeds from these transactions were $59.92 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2022 and 2021, respectively:

	For the six months Ended June 30,
	2022	2021
Net Cash Provided by(Used in) Operating Activities	$469,839	$(3,789,382)
Net Cash Used in Investing Activities	(60,102,346)	(15,810,972)
Net Cash Provided by Financing Activities	59,920,000	23,096,801
Effect of exchange rate changes on cash and cash equivalents	(673,145)	700,055
Net increase (decrease) in cash and cash equivalents	(385,652)	4,196,502
Cash at beginning of period	4,311,068	2,700,013
Cash at end of period	$3,925,416	$6,896,515

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2022, we had a cash inflow from operating activities of $469,839, an increase of $4,259,221 from a cash outflow of $3,789,382 for the six months ended June 30, 2021. We incurred a net income for the six months ended June 30, 2022 of $3,019,128, an increase of $4,199,548 from the six months ended June 30, 2021, during which we recorded a net loss of $1,180,420.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including (1) non cash effects adjustments include amortization of intangible assets of $2,016,116 and amortization of discount on convertible promissory notes of $219,333, amortization of beneficial conversion feature of convertible promissory notes of $533,658 and interest expenses for convertible promissory notes of $206,567.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $60,102,346 as compared to net cash used in investing activities of $15,810,972 from continuing operations for the six months ended June 30, 2021.

The cash used in investing activities for the six months ended June 30, 2022 was for the loans disbursed to third parties of $80,502,961, collected loans from third partis of $10,069,408 and collected loans from related partis of $10,839,631.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2022, the cash provided by financing activities was mainly attributable to cash raised of $45,500,000 from certain private placements by issuance of 65,000,000 shares of common stocks, cash raised of $11,420,000 from certain private placements by issuance of 57,100,000 shares of common stocks and cash raised of $3,000,000 from issuance of unsecured senior convertible promissory notes.

Impact of COVID-19

Since the beginning of 2022, another wave of COVID-19 variants broke out in China, which caused surging numbers of COVID-19 cases in certain cities, such as Shenzhen, Shanghai and Beijing, where relevant local governments have taken certain lock-down and other restrictive measures to prevent the further spread of COVID-19. As a result, our operations in Shanghai at the beginning of 2022 were temporarily affected for about two weeks primarily attributable to the closure of our warehouse as local authorities in Shanghai imposed strict lock-down measures since March 2022. As of June 30, 2022, since the lock-down restrictions in Shanghai have been gradually lifted, our business operations have not experienced any material or adverse interruption due to the recent COVID-19 outbreak. To the best knowledge of our management, our business and financial conditions had not been materially adversely impacted by the resurgence of COVID-19 for the six months ended June 30, 2022.

The economic effect of a prolonged pandemic is difficult to predict and could result in a material financial impact on the Company’s future reporting periods. The actual impact caused by the COVID-19 outbreak will depend on its subsequent development. We will continue to assess the impacts of COVID-19 on the business and financial performance of our Group and will closely monitor the risks and uncertainties arising thereof, and may take further actions that alter our operations, or that we determine are in the best interests of our employees and third parties with which we do business.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

As of June 30, 2022, the Company had three lease arrangement with two unrelated third-party with a monthly rental fee of approximately $29,409. Two lease term were within 38 months, which will be due in December 2024. The remaining one was within 24 months, which will be due in August 2023. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$797,819	$167,783	$325,293	$304,743
Total	$797,819	$167,783	$325,293	$304,743

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2022 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of June 30, 2022, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 16, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued in private placements

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured convertible promissory note on May 6, 2022 in the original principal amount of $3,320,000, convertible into shares of common stock, $0.001 par value per share, of the Company. The Company received proceeds of $3,000,000 in June 2022 after deducting the agent commission and other professional fee.

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 57,100,000 shares of Common Stock, par value $0.001 per share, at a per share purchase price of $0.20. The transaction was consummated on June 24, 2022 by the issuance of 57,100,000 shares of Common Stock. The Company received proceeds of $11,420,000 in June 2022.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes of $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022 and $125,000 on August 4, 2022, respectively, and issued 678,463, 628,014, 625,500 and 625,500 shares of the Company’s common stock on July 7, 2022, July 19, 2022, July 26, 2022 and August 5, 2022, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
10.1*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated as of May 6, 2022, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022
10.2*	Convertible Promissory Note dated May 6, 2022, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 10, 2022
10.3*	Form of Common Stock Securities herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2022
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: August 9, 2022	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)