Form 10-Q
period 2022-09-30
TD Holdings, Inc.
filed 2022-11-10
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2022, 55,699,386 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and December 31, 2021

(Expressed in U.S. dollars, except for the number of shares)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$2,684,644	$4,311,068
Loans receivable from third parties	171,909,479	115,301,319
Prepayments	5,294	-
Due from related parties	301,624	11,358,373
Other current assets	4,873,054	3,288,003
Inventories	469,486	-
Total current assets	180,243,581	134,258,763

Non-Current Assets
Plant and equipment, net	3,524	2,872
Goodwill	63,784,194	71,028,283
Intangible assets, net	16,327,667	21,257,337
Right-of-use assets, net	622,930	888,978
Total non-current assets	80,738,315	93,177,470

Total Assets	$260,981,896	$227,436,233

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,073,122	$3,337,758
Bank borrowings	985,943	1,129,288
Third party loans payable	445,852	476,779
Contract liabilities	-	5,221,874
Due to related parties	-	21,174
Income tax payable	10,549,449	8,441,531
Lease liabilities	295,402	310,665
Other current liabilities	5,161,205	4,297,793
Convertible promissory notes	4,458,881	3,562,158
Total current liabilities	22,969,854	26,799,020

Non-Current Liabilities
Deferred tax liabilities	3,189,289	4,178,238
Lease liabilities	346,456	586,620
Total non-current liabilities	3,535,745	4,764,858

Total liabilities	26,505,599	31,563,878

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 55,403,026 and 27,634,830 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)*	55,403	27,635
Additional paid-in capital	285,648,331	224,900,948
Statutory surplus reserve	1,477,768	1,477,768
Accumulated deficit	(37,877,553)	(42,200,603)
Accumulated other comprehensive (loss) income	(14,827,652)	11,666,607
Total Equity	234,476,297	195,872,355

Total Liabilities and Equity	$260,981,896	$227,436,233

*	Retrospectively restated due to five for one reverse stock split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
- Sales of commodity products – third parties	$37,847,831	$51,364,489	$138,540,090	$118,387,337
- Sales of commodity products – related parties	-	1,365,823	-	23,292,454
- Supply chain management services - third parties	40,724	2,043,494	1,190,976	2,515,919
Total Revenues	37,888,555	54,773,806	139,731,066	144,195,710

Cost of revenue
- Commodity product sales - third parties	(38,008,016)	(51,358,653)	(138,848,770)	(118,323,668)
- Commodity product sales - related parties	-	(1,429,486)	-	(23,347,003)
- Supply chain management services - third parties	(321)	(11,913)	(6,011)	(15,555)
Total cost of revenue	(38,008,337)	(52,800,052)	(138,854,781)	(141,686,226)

Gross profit	(119,782)	1,973,754	876,285	2,509,484

Operating expenses
Selling, general, and administrative expenses	(1,951,604)	(2,226,398)	(6,075,090)	(5,851,131)
Share-based payment for service	-	(141,400)	-	(1,836,442)
Total operating expenses	(1,951,604)	(2,367,798)	(6,075,090)	(7,687,573)

Other income (expenses), net
Interest income	4,659,595	1,809,398	13,416,254	6,854,491
Interest expenses	(149,308)	100,294	(388,750)	(182,954)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(365,125)	(619,025)	(898,783)	(619,025)
Other income (expense), net	104,961	251,014	(21,283)	(135,344)
Total other income, net	4,250,123	1,541,681	12,107,438	5,917,168

Net income before income taxes	2,178,737	1,147,637	6,908,633	739,079

Income tax expenses	(874,815)	(690,022)	(2,585,583)	(1,461,884)

Net income (loss)	$1,303,922	$457,615	$4,323,050	$(722,805)

Comprehensive Income (Loss)
Net income (loss)	$1,303,922	$457,615	$4,323,050	$(722,805)
Foreign currency translation adjustments	(13,816,878)	(605,379)	(26,494,259)	1,457,191
Comprehensive income (loss)	$(12,512,956)	$(147,764)	$(22,171,209)	$734,386

Income (Loss) per share - basic and diluted
Income (loss) per share- basic	$0.02	$0.02	$0.09	$(0.04)
Income (loss) per share- diluted	$0.02	$0.02	$0.08	$(0.03)

Weighted Average Shares Outstanding-Basic	55,158,053	20,418,262	45,911,817	19,481,266

Weighted Average Shares Outstanding-Diluted	61,207,271	21,724,389	51,961,035	20,787,393

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total
	Shares	Amount	capital	Deficit	Reserve	income (loss)	Equity

Balance as of December 31, 2021	27,634,830	$27,635	$224,900,948	$(42,200,603)	$1,477,768	$11,666,607	$195,872,355
Issuance of common stocks in connection with private placements	24,420,000	24,420	56,895,580	-	-	-	56,920,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	3,348,196	3,348	2,938,803	-	-	-	2,942,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	913,000
Net income	-	-	-	4,323,050	-		4,323,050
Foreign currency translation adjustments	-	-	-	-	-	(26,494,259)	(26,494,259)
Balance as of September 30, 2022	55,403,026	$55,403	$285,648,331	$(37,877,553)	$1,477,768	$(14,827,652)	$234,476,297

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total
	Shares	Amount	capital	Deficit	Reserve	income (loss)	Equity

Balance as of December 31, 2020	15,826,241	$15,826	$151,470,558	$(39,255,945)	$913,292	$6,885,495	$120,029,226
Issuance of common stocks in connection with private placements	10,000,000	10,000	62,290,000	-	-	-	62,300,000
Issuance of common stocks pursuant to exercise of warrants	311,778	312	1,447,014	(1,439,826)	-	-	7,500
Issuance of common stocks pursuant to registered direct offering	270,694	271	2,192,717	-	-	-	2,192,988
Share-based payment for service	28,000	28	1,836,414	-	-	-	1,836,442
Issuance of common stocks pursuant to exercise of convertible promissory notes	545,893	546	2,182,648	-	-	-	2,183,194
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	1,372,250	-	-	-	1,372,250
Net loss	-	-	-	(722,805)	-		(722,805)
Foreign currency translation adjustments	-	-	-	-	-	1,457,191	1,457,191
Balance as of September 30, 2021*	26,982,606	$26,983	$222,791,601	$(41,418,576)	$913,292	$8,342,686	$190,655,986

*	Retrospectively restated due to five for one reverse stock split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total
	Shares	Amount	capital	Deficit	Reserve	income (loss)	Equity

Balance as of June 30, 2022	54,736,018	$54,736	$285,023,998	$(39,181,475)	$1,477,768	$(1,010,774)	$246,364,253
Issuance of common stocks pursuant to exercise of convertible promissory notes	667,008	667	624,333	-	-	-	625,000
Net income	-	-	-	1,303,922	-	-	1,303,922
Foreign currency translation adjustments	-	-	-	-	-	(13,816,878)	(13,816,878)
Balance as of September 30, 2022	55,403,026	$55,403	$285,648,331	$(37,877,553)	$1,477,768	$(14,827,652)	$234,476,297

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Total
	Shares	Amount	capital	Deficit	Reserve	income (loss)	Equity

Balance as of June 30, 2021	19,408,713	$19,409	$181,252,331	$(41,876,191)	$913,292	$8,948,065	$149,256,906
Issuance of common stocks in connection with private placements	7,000,000	7,000	37,843,000	-	-	-	37,850,000
Share-based payment for service	28,000	28	141,372	-	-	-	141,400
Issuance of common stocks pursuant to exercise of convertible promissory notes	545,893	546	2,182,648	-	-	-	2,183,194
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	1,372,250	-	-	-	1,372,250
Net income	-	-	-	457,615	-	-	457,615
Foreign currency translation adjustments	-	-	-	-	-	(605,379)	(605,379)
Balance as of September 30, 2021*	26,982,606	$26,983	$222,791,601	$(41,418,576)	$913,292	$8,342,686	$190,655,986

*	Retrospectively restated due to five for one reverse stock split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,323,050	$(722,805)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	4,503	331
Amortization of right of use assets	248,475	-
Amortization of intangible assets	2,967,735	2,905,932
Amortization of discount on convertible promissory notes	354,333	354,000
Monitoring fee relating to convertible promissory notes	157,276	-
Interest expense for convertible promissory notes	341,482	300,108
Standstill fee relating to convertible promissory notes	-	356,934
Deferred tax liabilities	(604,813)	(617,582)
Share-based payment for service	-	1,836,442
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	898,783	619,025
Changes in operating assets and liabilities:
Other current assets	74,164	1,268,574
Inventories	(504,519)	-
Prepayments	(5,689)	-
Due from related parties	(517,471)	(385,132)
Due from third parties	(1,239,339)	(1,589,463)
Accounts payable	(2,067,808)	-
Contract liabilities	(5,039,217)	(1,028,785)
Due to related parties	(20,433)	(5,497,309)
Income tax payable	3,190,730	2,070,616
Other current liabilities	1,202,550	607,774
Lease liabilities	(178,203)	-
Due to third party loans payable	19,019	463,271
Net Cash Provided by Operating Activities	3,604,608	941,931

Cash Flows from Investing Activities:
Purchases of intangible assets	-	(5,100,306)
Purchases of plant and equipment	(5,449)	(2,603)
Purchases of operating lease assets	(58,617)	-
Final payment of acquisition of a subsidiary	-	(15,532,750)
Payment made on loans to related parties	(301,624)	-
Payment made on loans to third parties	(77,227,957)	(99,030,244)
Collection of loans from third parties	3,758,759	13,463,633
Collection of loans from related parties	10,637,336	44,399,732
Investments in other investing activities	(51,192)	(410,536)
Net Cash Used in by Investing Activities	(63,248,744)	(62,213,074)

Cash Flows from Financing Activities:
Repayments of borrowings to related parties	-	(1,896,122)
Payments of borrowings to the third parties	(30,272)	(556,397)
Proceeds from issuance of common stock under ATM	-	2,192,989
Proceeds from issuance of common stock under private placement transactions	56,920,000	57,877,941
Proceeds from convertible promissory notes	3,000,000	4,500,000
Proceeds from exercise of warrants	-	7,500
Net Cash Provided by Financing Activities	59,889,728	62,125,911

Effect of exchange rate changes on cash and cash equivalents	(1,872,016)	736,609

Net (decrease) increase in cash and cash equivalents	(1,626,424)	1,591,377
Cash at beginning of period	4,311,068	2,700,013
Cash at end of period	$2,684,644	$4,291,390

Supplemental Cash Flow Information
Cash paid for interest expense	$63,752	$-
Cash paid for income tax	$1,712	$75,416

Supplemental disclosure of Non-cash investing and financing activities

Right-of-use assets obtained in exchange for operating lease obligations	$58,617	$-
Issuance of common stocks in connection with conversion of convertible promissory notes	$3,855,150	$-
Issuance of common stocks in connection with warrant cashless exercise in March 2021	$-	$1,439,826

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co., Ltd (“Shanghai Jianchi”), a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu Venture Capital Co., Ltd during the nine months ended September 30, 2022.

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company	100% owned by the Company
Incorporated on March 22, 2018
A holding company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on April 2, 2020
A holding company

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on March 28, 2007
A holding company

Tongdow E-trading Limited (“Tongdow HK”)	A Hong Kong company	100% owned by HC High BVI
Incorporated on November 25, 2010
A holding company

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”)	WFOE, 100% owned by Tongdow Block Chain
Incorporated on April 2, 2020
Registered capital of $10 million
A holding company

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company	A wholly owned subsidiary of Shanghai Jianchi
Incorporated on July 16, 2020
Registered capital of $1,417,736 (RMB10 million)
Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Incorporated on December 30, 2013
Registered capital of $1,417,736 (RMB10 million) with registered capital fully paid-up
Engaged in commodity trading business and providing supply chain management services to customers

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
Incorporated on August 17, 2016
Registered capital of $4,523,857 (RMB30 million) with registered capital of $736,506 (RMB5 million) paid-up
Engaged in commodity trading business and providing supply chain management services to customers

The following diagram illustrates our corporate structure as of September 30, 2022.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 previously filed with the SEC on March 16, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) are necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2022 and its unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2022 and 2021, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible promissory notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible promissory notes payable. This discount is amortized over the period from the date of issuance to the date the notes are due using the effective interest method. If the notes payable is retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

3.	LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2022	December 31, 2021
Loans receivable from third parties	$171,909,479	$115,301,319

As of September 30, 2022, the Company has 15 loan agreements compared with ten loan agreements on December 31, 2021. The Company provided loans aggregating $77,227,957 for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $3,758,759 during the nine months ended September 30, 2022. These loans will mature in May 2023 through September 2023, and charges interest rate of 10.95% per annum on these customers.

Interest income of $4,659,169 and$1,840,962 was recognized for the three months ended September 30, 2022 and 2021, respectively. Interest income of $13,414,369 and $6,860,545 was recognized for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the Company recorded an interest receivable of $4,711,244 and $3,090,353 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

4.	PLANT AND EQUIPMENT, NET

	September 30, 2022	December 31, 2021
Cost:
Office equipment	$8,300	$3,499
Accumulated depreciation:
Office equipment	$(4,776)	$(627)

Plant and equipment, net	$3,524	$2,872

Depreciation expense was $4,503, and currency translation difference was $354 for the nine months ended September 30, 2022. Purchase of office equipment was $5,449 and currency translation difference was $648 for the nine months ended September 30, 2022.

5.	INTANGIBLE ASSETS

	September 30, 2022	December 31, 2021
Customer relationships	$18,510,381	$20,612,639
Software copyright	4,648,018	5,175,902
Total	$23,158,399	$25,788,541

Less: accumulative amortization	(6,830,732)	(4,531,204)
Intangible assets, net	$16,327,667	$21,257,337

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

For the nine months ended September 30, 2022, the Company amortized $2,967,735 and currency translation difference was $668,207. For the nine months ended September 30, 2021, the Company amortized $2,905,932 and currency translation difference was $2,853. No impairment loss was made against the intangible assets during the nine months ended September 30, 2022.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending September 30, 2022:	Amount
Current year	$920,553
2023	3,682,213
2024	3,682,213
2025	3,682,213
2026	3,682,213
Thereafter	678,262
Total:	$16,327,667

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments Not Designated As Hedge Accounting Treatment

On April 23, 2021 and May 26, 2022, Hainan Jianchi Import and Export Co., Ltd, a subsidiary of the Company, entered into a contract with CITIC Futures Co., Ltd and Guoyuan Futures Co., Ltd to deal with futures business to hedging sales and purchase commodity products market price risks respectively. The two futures contracts are to trade non-ferrous metal products such as aluminum ingots, copper, silver, and gold. The contract is a derivative instrument for accounting purposes. The quantities of product in these agreements are offset and are priced at prevailing market prices. The contract does not qualify for hedge accounting treatment. The Company recognized other current assets on fair value $nil. The realized loss of $19,493 and unrealized gain of $nil for the nine months ended September 30, 2022 were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss). The realized gain of $109,050 and unrealized loss of $10,447 for the three months ended September 30, 2022, were recognized in other income in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

7.	GOODWILL

The goodwill associated with the acquisition of Qianhai Baiyu was initially recognized at the acquisition closing date in October 2020.

Based on an assessment of the qualitative factors, management determined that it is more likely than not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. As of September 30, 2022 and December 31, 2021, goodwill was $63,784,194 and $71,028,283, respectively. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the three months ended September 30, 2022 and 2021.

8.	BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of September 30, 2022 and December 31, 2021, bank loans consisted of the following:

	September 30, 2022	December 31, 2021
Short-term bank loans:
Loan from Baosheng County Bank	$985,943	$1,129,288

In August 2021, Qianhai Baiyu entered into two loan agreements with Baosheng County Bank to borrow a total amount of RMB7.2 million as working capital for one year, with the maturity date of August, 2022. The two loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang. The loans were fully repaid in August 2022.

In August 2022, Qianhai Baiyu entered into another five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity date of August 2023. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	September 30, 2022	December 31, 2021

Right-of-use lease assets, net	$622,930	$888,978

Lease Liabilities-current	$295,402	$310,665
Lease liabilities-non current	346,456	586,620
Total	$641,858	$897,285

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of September 30, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.00-2.25
Weighted average discount rate	4.75%-5.00%

For the nine months ended September 30, 2022 and 2021, the Company charged total amortization of right-of-use assets of $248,475 and $nil respectively. For the three months ended September 30, 2022 and 2021, the Company charged total amortization of right-of-use assets of $78,391 and $nil respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of September 30, 2022:

Period ending September 30, 2022:	Amount
Current year	$79,724
2023	308,622
2024	288,072
Total lease payments	676,418
Less: imputed interest	34,560
Present value of lease liabilities	641,858

10.	OTHER CURRENT LIABILITIES

	September 30, 2022	December 31, 2021
Accrued payroll and benefit	$1,712,530	$1,265,106
Other tax payable	3,153,467	2,092,869
Others	295,208	939,818
Total	$5,161,205	$4,297,793

11.	CONVERTIBLE PROMISSORY NOTES

	September 30, 2022	December 31, 2021
Convertible promissory notes – principal	$4,822,276	$3,976,240
Convertible promissory notes – discount	(719,250)	(739,367)
Convertible promissory notes – interest	355,855	325,285
Convertible promissory notes, net	$4,458,881	$3,562,158

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note. The Company settled convertible promissory note of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022 and $125,000 on September 6, 2022, respectively, and issued 328,947, 135,693, 125,603, 125,100, 125,100, and 150,777 shares of the Company’s Common Stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, and September 12, 2022, respectively, for the nine months ended September 30, 2022.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months.

The above two unsettled convertible promissory notes, issued on October 4, 2021 and May 6, 2022, have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time six months after the issue date, subject to maximum monthly redemption amount of $250,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $ 610,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the three months ended September 30, 2022, the Company has recognized amortization of beneficial conversion feature $136,875 and $ 228,250 to profit. For the nine months ended September 30, 2022, the Company has recognized the amortization of beneficial conversion feature $457,500, and $380,417 to profit. For the settled convertible promissory notes issued on March 4, 2021, the Company has recognized embedded beneficial conversion features $60,867 to profit for the nine months ended September 30, 2022, and $nil for the three months ended September 30, 2022.

12.	CAPITAL TRANSACTIONS

Common stock issued in private placements

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 11,420,000 shares of Common Stock, par value $0.001 per share. The transaction was consummated on June 24, 2022 by the issuance of 11,420,000 shares of Common Stock. The Company received proceeds of $11,420,000 in June 2022.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes of $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022 and, $125,000 on September 6, 2022, respectively, and issued 135,693, 125,603, 125,100, 125,100, and 150,777 shares of the Company’s Common Stock on July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, and September 12, 2022, respectively.

Reverse stock split of common stock

On August 8, 2022, The Company completed a five (5) for one (1) reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share.

The Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and does not have any retroactive effect on the Company’s shares prior to that date. However, for accounting purposes only, references to our ordinary shares in this quarterly report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

Warrants

A summary of warrants activity for the nine months ended September 30, 2022 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic value

Balance of warrants outstanding and exercisable as of December 31, 2021	3,854,674	4.70 years	$7.15	-
Granted	-		-	-
Exercised	-		$-	-
Balance of warrants outstanding and exercisable as of September 30, 2022	3,854,674	3.95 years	$7.15	-

As of September 30, 2022, the Company had 3,854,674 shares of warrants, among which 54,674 shares of warrants were issued to two individuals in private placements, and 3,800,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 3,800,000 shares of warrants, the Company issued warrants to investors to purchase a total of 3,800,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $5.75 per share.

The Warrants ended on September 30, 2022 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

13.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of September 30, 2022, the principal amount and interest expense of convertible promissory notes are $4,822,276 and $355,855. Total obligations of $5,178,131 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the nine months ended September 30, 2022 and 2021 respectively:

	For the Nine Months Ended September 30,
	2022	2021

Net income (loss)	$4,323,050	$(722,805)

Weighted Average Shares Outstanding-Basic	45,911,817	19,481,266
Weighted Average Shares Outstanding-Diluted	51,961,035	20,787,393
Net loss per share - basic and diluted
Earnings (loss) per share- basic	$0.09	$(0.04)
Earnings (loss) per share- diluted	$0.08	$(0.03)

	For the Three Months Ended September 30,
	2022	2021

Net income	$1,303,922	$457,615

Weighted Average Shares Outstanding-Basic	55,158,053	20,418,262
Weighted Average Shares Outstanding-Diluted	61,207,271	21,724,389
Net loss per share - basic and diluted
Earnings (loss) per share- basic	$0.02	$0.02
Earnings (loss) per share- diluted	$0.02	$0.02

14.	INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of $7,417,013 and $4,878,864, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2022.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the nine months ended September 30, 2022 and 2021, the Company had current income tax expenses of $3,190,396 and $1,461,884, respectively, and deferred income tax benefit of $604,813 and $617,582 in the connection of intangible assets generated from the acquisition of Qianhai Baiyu, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2022 and December 31, 2021 and the Company does not believe that its unrecognized tax benefits will change over the next 12 months.

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	Controlled by Mr. Zhiping Chen, the legal representative of Huamucheng, prior to March 31, 2020
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer of the Company owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd., which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Guotao Deng	Legal representative of Huamucheng before December 31, 2019
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by the same ultimate parent company
Yunfeihu modern logistics Co., Ltd (“Yunfeihu Logistics”)	Controlled by the same ultimate parent company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Fujian Pan	Shareholder of the Company
Katie Ou	Shareholder of the Company

2)	Balances with related parties

-	Due from related parties

As of September 30, 2022 and December 31, 2021, the balances with related parties were as follows:

	September 30, 2022	December 31, 2021

Yunfeihu (i)	$-	$11,358,373
Katie Ou (ii)	301,624	-
Total due from related parties	$301,624	$11,358,373

(i)	The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest have been due in May 2022, with an interest rate of 10.95% per annum.
(ii)	The balance due from Katie Ou represented loans provided to the related party. Both the principal and interest will be due in November 2022, with an interest rate of 6.00% per annum.
-	Due to related parties

	September 30, 2022	December 31, 2021

Other related parties	$-	$21,174
Total due to related parties	$-	$21,174

3)	Transactions with related parties

For the three and nine months ended September 30, 2021 and 2022, the Company generated revenues from below related party customers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from sales of commodity products
Yunfeihu	$-	$1,365,823	$-	$21,650,752
Yangzhou TD	-	-	-	1,641,702
Total revenues generated from related parties	$-	$1,365,823	$-	$23,292,454

4)	Purchases from a related party

For the three and nine months ended September 30, 2021 and 2022, the Company purchased commodity products from below related party vendors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Purchase of commodity products
Yunfeihu	$-	$-	$-	$1,641,313
Zhejiang TD	-	-	-	7,950,545
Hainan TD	-	-	-	3,689,710
TD International Trade	-	-	-	1,121,345
Yangzhou TD	-	1,173,364	-	7,974,732
Total purchase of commodity products	$-	$1,173,364	$-	$22,377,645

16.	COMMITMENTS AND CONTINGENCIES

1)	Commitments

a	Non-cancellable operating leases

The following table sets forth our contractual obligations as of September 30, 2022:

	Payment due by September 30
	Total	2023	2024	2025
Operating lease commitments for property management expenses under lease agreement	62,140	27,618	27,618	6,904

2)	Contingencies

a	2020 Court Matter with Harrison Fund

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

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of September 30, 2022, approximately $1.89 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

	September 30, 2022	December 31, 2021

Balance sheet items, except for equity accounts	7.0998	6.3757

	For the Nine Months Ended September 30,
	2022	2021

Items in the statements of operations, comprehensive loss and statements of cash flows	6.6068	6.4702

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

(1)	Settlement of Convertible Promissory Note

The Company settled convertible promissory note of $125,000 on September 29, 2022 and $125,000 on November 4, 2022, respectively, and issued 151,684 and 144,676 shares of the Company’s common stock on October 3, 2022 and November 7, 2022, respectively.

(2)	Acquisition of Shenzhen Tongdow Internet Technology Co., Ltd.

On October 17, 2022, Shenzhen Baiyu Jucheng, entered into a set of variable interest entity agreements with Shenzhen Tongdow Internet Technology Co., Ltd. (“Tongdow Internet Technology”) and Shanghai Zhuotaitong Industry Co., Ltd., the sole shareholder of Tongdow Internet Technology. On October 25, 2022, the Parties completed the transaction. Upon the closing of the transaction, Shenzhen Baiyu Jucheng acquired 65% equity interest of Tongdow Internet Technology at a consideration of RMB650 million and has effective control over Tongdow Internet Technology’s management and operations.

(3)	November Private Placement

On November 6, 2022, the Company entered into that certain securities purchase agreement with Ms. Renmei Ouyang, Chairwomen and Chief Executive Officer of the Company, and certain other purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 50,000,000 shares of its common stock, at a purchase price of $1.15 per share (“November 2022 PIPE”). The gross proceeds to the Company from the November 2022 PIPE will be $57.5 million. Since Ms. Renmei Ouyang is an affiliate of the Company, the November 2022 PIPE has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2022, the Company had two business lines which are the commodities trading business and supply chain management services.

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

For the nine months ended September 30, 2022, the Company recorded revenue of $138,540,090 from commodities trading business and $1,190,976 from commodity distribution services and other related services, respectively.

For the three months ended September 30, 2022, the Company recorded revenue of $37,847,831 from commodities trading business and $40,724 from commodity distribution services and other related services, respectively.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the nine months ended September 30, 2022, the Company earned other supply chain management services revenue of $1,190,976 with 18 third-party customers, compared with a commodity distribution services revenue of $2,515,919 with 29 third-party customers for the same period ended September 30, 2021.

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

●	inflation, which is expected to cause our suppliers to raise prices that we may not be able to pass on to our customers, which could adversely impact our business, including competitive position, market share and margins;

●	market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;

●	our ability to continue our growth as well as maintain profitability;

●	preservation of our competitive position in commodities trading industry in China;

●	our ability to implement our strategies and make timely and effective responses to competition and changes in customer preferences;

●	recruitment, training and retaining of qualified managerial and other personnel; and

●	the impact of strict governmental policies relating to coronavirus on our operations and the overall conditions of the markets we operate.

Our business requires a significant amount of capital in large part due to our need to purchase a bulk volume of commodities, and expand our business in existing markets and to additional markets where we currently do not have operations.

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues
- Sales of commodity products – third parties	$37,847,831	$51,364,489	$(13,516,658)	(26)%
- Sales of commodity products – related parties	-	1,365,823	(1,365,823)	(100)%
- Supply chain management services – third parties	40,724	2,043,494	(2,002,770)	(98)%
Total Revenue	37,888,555	54,773,806	(16,885,251)	(31)%

Cost of revenue
- Commodity product sales – third parties	(38,008,016)	(51,358,653)	13,350,637	(26)%
- Commodity product sales – related parties	-	(1,429,486)	1,429,486	(100)%
- Supply chain management services – third parties	(321)	(11,913)	11,592	(97)%
Total cost of revenue	(38,008,337)	(52,800,052)	14,791,715	(28)%

Gross (loss)profit	(119,782)	1,973,754	(2,093,536)	(106)%

Operating expenses
Selling, general, and administrative expenses	(1,951,604)	(2,226,398)	274,794	(12)%
Share-based payment for service	-	(141,400)	141,400	100%
Total operating cost and expenses	(1,951,604)	(2,367,798)	416,194	(18)%

Other income (expenses), net
Interest income	4,659,595	1,809,398	2,850,197	158%
Interest expenses	(149,308)	100,294	(249,602)	(249)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(365,125)	(619,025)	253,900	(41)%
Other income (expense), net	104,961	251,014	(146,053)	(58)%
Total other income, net	4,250,123	1,541,681	2,708,442	176%

Net Income Before Income Taxes	2,178,737	1,147,637	1,031,100	90%

Income tax expenses	(874,815)	(690,022)	(184,793)	27%

Net Income	$1,303,922	$457,615	$846,307	185%

Revenue

For the three months ended September 30, 2022, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $16,885,251 or 31%, from $54,773,806 for the three months ended September 30, 2021 to $37,888,555 for the three months ended September 30, 2022, among which revenue from commodity trading and supply chain management accounted for 99.9% and 0.1% of our total revenue for the three months ended September 30, 2022. For the three months ended September 30, 2021, revenue from commodity trading and supply chain management accounted for 96.3% and 3.7% of our total revenue for the three months ended September 30, 2021.

The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as the depreciation of RMB against USD during the three months ended September 30, 2022. During the three months ended September 30, 2022, our operations in Shanghai were temporarily affected due to the sporadic outbreak of COVID-19, which resulted in a decrease in revenue for the same period. But the extent to which COVID-19 affects our future results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

(1)	Revenue from sales of commodity products

For the three months ended September 30, 2022 and 2021, the Company sold non-ferrous metals to 25 customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $37,847,831 from sales of commodity products for the three months ended September 30, 2022, among which, $nil generated from the related party, compared with $52,730,312 from sales of commodity products for the same period in 2021, including $1,365,823 generated from the related party.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended September 30, 2022, the Company provided $40,724 commodity distribution services to third-party customers compared with $2,043,494 to the third-party customers for the same period in 2021.

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

For the three months ended September 30, 2022, the Company earned commodity distribution commission fees of $40,724 from six third-party customers and $2,043,494 from 22 third-party customers for the same period in 2021.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $14,791,715 or 28% from $52,800,052 for the three months ended September 30, 2021 to $38,008,337 for the three months ended September 30, 2022, primarily due to a decrease of $13,350,637 in cost of revenue associated with commodity product sales from the third party. The cost of revenue decreased in line with the decrease in revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended September 30, 2022, the Company purchased non-ferrous metal products of $38,008,016 from 18 third-party vendors compared with $51,358,653 from 11 third-party vendors and $1,429,486 from one related party vendor for the three months ended September 30, 2021.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $2,226,398 for the three months ended September 30, 2021 to $1,951,604 for the three months ended September 30, 2022, representing a decrease of $274,794 or 12%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. Selling, general and administrative expenses for the three months ended September 30, 2022 mainly included: (1) amortization of intangible assets of $951,619, (2) amortization of discount of convertible promissory notes of $135,000, and (3) salary of $509,721 for the three months ended September 30, 2022.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2022, interest income was $4,659,595, representing an increase of $2,850,197, or 158% from $1,809,398 for the three months ended September 30, 2021. The increase was due to loans made to third-party vendors for the three months ended September 30, 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the three months ended September 30, 2022, the item represented the amortization of beneficial conversion feature of $365,125 and relating to the convertible promissory notes, and $619,025 for the three months ended September 30, 2021.

Net income

As a result of the foregoing, net income for the three months ended September 30, 2022 was $1,303,922, representing an increase of $846,307 from net income of $457,615 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues
- Sales of commodity products – third parties	$138,540,090	$118,387,337	$20,152,753	17%
- Sales of commodity products – related parties	-	23,292,454	(23,292,454)	(100)%
- Supply chain management services – third parties	1,190,976	2,515,919	(1,324,943)	(53)%
Total Revenue	139,731,066	144,195,710	(4,464,644)	(3)%

Cost of revenue
- Commodity product sales – third parties	(138,848,770)	(118,323,668)	(20,525,102)	17%
- Commodity product sales – related parties	-	(23,347,003)	23,347,003	(100)%
- Supply chain management services – third parties	(6,011)	(15,555)	9,544	(61)%
Total cost of revenue	(138,854,781)	(141,686,226)	2,831,445	(2)%

Gross profit	876,285	2,509,484	(1,633,199)	(65)%

Operating expenses
Selling, general, and administrative expenses	(6,075,090)	(5,851,131)	(223,959)	4%
Share-based payment for service	-	(1,836,442)	1,836,442	(100)%
Total operating cost and expenses	(6,075,090)	(7,687,573)	1,612,483	(21)%

Other income (expenses), net
Interest income	13,416,254	6,854,491	6,561,763	96%
Interest expenses	(388,750)	(182,954)	(205,796)	112%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(898,783)	(619,025)	(279,758)	45%
Other income (expense), net	(21,283)	(135,344)	114,061	(84)%
Total other expenses, net	12,107,438	5,917,168	6,190,270	105%

Income Before Income Taxes	6,908,633	739,079	6,169,554	835%

Income tax expenses	(2,585,583)	(1,461,884)	(1,123,699)	77%

Net Income (Loss)	$4,323,050	$(722,805)	$5,045,855	698%

Revenue

For the nine months ended September 30, 2022, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue decreased by $4,464,644 or 3%, from $144,195,710 for the nine months ended September 30, 2021 to $139,731,066 for the nine months ended September 30, 2022, among which revenue from commodity trading and supply chain management accounted for 99.1% and 0.9%, respectively, of our total revenue for the nine months ended September 30, 2022.

(1) Revenue from sales of commodity products

For the nine months ended September 30, 2022, the Company sold non-ferrous metals to 25 third-party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $138,540,090 from sales of commodity products for the nine months ended September 30, 2022 compared with $141,679,791 for the same period in 2021.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of the volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the nine months ended September 30, 2022, the Company earned commodity distribution commission fees of $1,190,976 from third-party vendors compared with $2,515,919 from third-party vendors for the nine months ended in 2021.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $2,831,445 or 2% from $141,686,226 for the nine months ended September 30, 2021 to $138,854,781 for the nine months ended September 30, 2022, primarily due to a decrease of $2,821,901 in cost of revenue associated with commodity product sales. The cost of revenue decreased in line with the decrease in sales volume.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the nine months ended September 30, 2022, the Company purchased non-ferrous metal products of $138,848,770 from 18 third-party vendors.

For the nine months ended September 30, 2021, the Company purchased non-ferrous metal products of $118,323,668 from 21 third-party vendors and $23,347,003 from eight related party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $5,851,131 for the nine months ended September 30, 2021 to $6,075,090 for the nine months ended September 30, 2022, representing an increase of $223,959, or 4%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and amortization of discount on convertible promissory notes, professional service fees and finance offering related fees. Selling, general and administrative expenses mainly consisted of: (1) amortization of intangible assets of $2,967,735, (2) amortization of discount on convertible promissory notes of $354,333, and (3) salary of $1,350,081 for the nine months ended September 30, 2022.

Share-based payment for service

On March 4, 2021, the Company issued 750,000 fully-vested warrants with an exercise price of $0.01, with a five-year life, to an agent who was engaged to complete the warrant waiver and exercise agreements. The Company applied Black-Scholes model and determined the fair value of the warrants to be $1,695,042. Significant estimates and assumptions used included stock price on March 4, 2021 of $2.27 per share, risk-free interest rate of one year of 0.08%, life of five years, and volatility of 71.57% for the nine months ended September 30, 2021.

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community, and recognized 141,400 Share-based payment for service to profit.

For the nine months ended September 30, 2022, no such expenses were incurred.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2022, interest income was $13,416,254 representing an increase of $6,561,763, or 96% from $6,854,491 for the nine months ended September 30, 2021. The increase was due to a lot of growth of loans made to third-party vendors for the nine months ended September 30, 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the nine months ended September 30, 2022, the item represented the amortization of beneficial conversion feature of $898,783 of three convertible promissory notes issued on March 4, 2021, October 4, 2021 and May 6, 2022.

For the nine months ended September 30, 2021, the item represented the amortization of beneficial conversion feature of $619,025 of two convertible promissory notes issued on January 6, 2021 and March 4, 2021.

Net income (loss)

As a result of the foregoing, net income for the nine months ended September 30, 2022 was $4,323,050, representing an increase of $5,045,855 from net loss of $722,805 for the nine months ended September 30, 2021.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended September 30, 2022, the Company reported cash inflows of $3,604,608 from operating activities. As of September 30, 2022, the Company positive working capital of about $157 million.

During the nine months ended September 30, 2022, the Company entered into additional private placement agreements with certain private investors and issued 13,000,000 shares of common stock for $45,500,000, and issued 11,420,000 shares of common stock for $11,420,000, sold unsecured senior convertible promissory notes in the aggregate principal amount of $3,000,000.

The total gross proceeds from these transactions were $59.9 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2022 and 2021, respectively:

	For the Nine Months Ended September 30,
	2022	2021
Net Cash Provided by Operating Activities	$3,604,608	$941,931
Net Cash Used in Investing Activities	(63,248,744)	(62,213,074)
Net Cash Provided by Financing Activities	59,889,728	62,125,911
Effect of exchange rate changes on cash and cash equivalents	(1,872,016)	736,609
Net (decrease)increase in cash and cash equivalents	(1,626,424)	1,591,377
Cash at beginning of period	4,311,068	2,700,013
Cash at end of period	$2,684,644	$4,291,390

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2022, we had a cash inflow from operating activities of $3,604,608, an increase of $2,662,677 from a cash inflow of $941,931 for the nine months ended September 30, 2021. We incurred a net income for the nine months ended September 30, 2022 of $4,323,050, an increase of $5,045,855 from the nine months ended September 30, 2021, during which we recorded a net loss of $722,805.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including non-cash effects adjustments including amortization of intangible assets of $2,967,735, amortization of right-of-use lease assets of $248,475, amortization of discount on convertible promissory notes of $354,333, amortization of beneficial conversion feature of convertible promissory notes of $898,783, interest expenses for convertible promissory notes of $341,482, and monitoring fee relating to convertible promissory notes of $157,276.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $63,248,744 as compared to $62,213,074 for the nine months ended September 30, 2021.

The cash used in investing activities for the nine months ended September 30, 2022 was mainly for the payment made on loans to third parties of $77,227,957, collection of loans from third parties of $3,758,759 and collection of loans from related parties of $10,637,336.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2022, the cash provided by financing activities was mainly attributable to cash raised of $45,500,000 from certain private placements by the issuance of 13,000,000 shares of common stocks, cash raised of $11,420,000 from certain private placements by the issuance of 11,420,000 shares of common stocks and cash raised of $3,000,000 from issuance of unsecured senior convertible promissory notes.

Impact of COVID-19

Since the beginning of 2022, another wave of COVID-19 variants broke out in China, which caused surging numbers of COVID-19 cases in certain cities, such as Shenzhen, Shanghai and Beijing, where relevant local governments have taken certain lock-down and other restrictive measures to prevent the further spread of COVID-19. As a result, our operations in Shanghai at the beginning of 2022 were temporarily affected for about two weeks primarily attributable to the closure of our warehouse as local authorities in Shanghai imposed strict lock-down measures since March 2022 and have been recovered subsequently since the lock-down restrictions in Shanghai have been gradually lifted. During the three months ended September 30, 2022, our operations in Shanghai were temporarily affected due to the sporadic outbreak of COVID-19, which resulting in a decrease in revenue for the same period. To the best knowledge of our management, our business and financial conditions had not been materially adversely impacted by the resurgence of COVID-19 for the nine months ended September 30, 2022.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

As of September 30, 2022, the Company had three lease arrangement with two unrelated third-party with a monthly rental fee of approximately $29,409. Two lease term were within 38 months, which will be due in December 2024. The remaining one was within 24 months, which will be due in August 2023. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

	Total	Current year	2023	2024
Contractual obligations:
Operating lease	$676,418	$79,724	$308,622	$288,072
Total	$676,418	$79,724	$308,622	$288,072

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2022 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of September 30, 2022, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 11,420,000 shares of Common Stock, par value $0.001 per share. The transaction was consummated on June 24, 2022 by the issuance of 11,420,000 shares of Common Stock. The Company received proceeds of $11,420,000 in June 2022.

The Company settled convertible promissory notes of $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022 and $125,000 on September 6, 2022, respectively, and issued 135,693, 125,603, 125,100, 125,100, and 150,777 shares of the Company’s common stock on July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, and September 12, 2022, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
10.1*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated May 6, 2022, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022
10.2*	Convertible Promissory Note dated May 6, 2022, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 10, 2022
10.3*	Form of Common Stock Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2022
10.4*	Exclusive Business Cooperation Agreement, dated October 17, 2022, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2022
10.5*	Share Pledge Agreement, dated October 17, 2022, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 18, 2022
10.6*	Exclusive Option Agreement, dated October 17, 2022, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 18, 2022
10.7*	Power of Attorney, dated October 17, 2022, incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on October 18, 2022
10.8*	Timely Reporting Agreement, dated October 17, 2022, incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on October 18, 2022
10.9*	Form of Common Stock Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 7, 2022
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed

**	Filed herewith

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: November 10, 2022	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)