Form 10-K
period 2022-12-31
TD Holdings, Inc.
filed 2023-03-10
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36055

TD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

139, Xinzhou 11th Street, Futian District

Shenzhen, Guangdong, PRC 518000

(Address of principal executive offices) (Zip Code)

+86 (0755) 82792111

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

As of June 30, 2022, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $64.4 million based on the closing price of $1.26 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of March 6, 2023, there were 144,416,101 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

TD Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

All references to “we,” “us,” “our,” “GLG,” “Company,” “Registrant” or similar terms used in this report refer to TD Holdings, Inc., a Delaware corporation (“GLG”), including its consolidated subsidiaries, unless the context otherwise indicates. We conduct our business through our operating entities, Shanghai Jianchi Supply Chain Co., Ltd., Shenzhen Baiyu Jucheng Data Technology Co., Ltd (Formerly Named: Shenzhen HuamuCheng Trade Co. Ltd.), Tongdow (Hainan) Data Technology Co. Ltd., Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., Hainan Jianchi Import and Export Co., Ltd., Hainan Baiyu Cross-border E-commerce Co., Ltd., Yangzhou Baiyu Venture Capital Co., Ltd., Yangzhou Baiyu Cross-border E-commerce Co., Ltd., Yangzhou Baiyu Lightweight New Material Co., Ltd. and Shenzhen Tongdow Internet Technology Co., Ltd.

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

The forward-looking statements contained herein are based on current expectations and beliefs concerning future developments and the potential effects on us. Future developments that actually affect us may not be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Examples are statements regarding future developments with respect to the following:

●	expand our customer base;

●	broaden our service and product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	our ability to raise sufficient funds to expand our operations;

●	attract, retain and motivate talented employees;

●	the impact of COVID-19 on our business operations;

●	a decrease in demand for commodities trading and weakness in the commodities trading industry generally;

●	navigate an evolving regulatory environment;

●	defend ourselves against litigation, regulatory, privacy or other claims;

●	development of a liquid trading market for our securities;

●	our plan to maintain compliance with Nasdaq’s continued listing requirements;

●	financial market volatility and declines in financial market prices of equity securities;

●	liquidity and/or capital resources changes and the impact of any changes or limitations, including, without limitation, ability to borrow funds and/or renew or roll over existing indebtedness; and

●	ongoing or new supply chain and product distribution/logistics issues.

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

ii

PART I

Item 1. Description of Business.

Overview and Corporate History

TD Holdings, Inc. (formerly known as Bat Group, Inc.), has become a business engaging in commodities trading business (the “Commodities Trading Business”) and supply chain service business (the “Supply Chain Service Business”) in China since the disposition of its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in July 2018 and its used luxurious car leasing business in August 2020.

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

Our Current Business

Commodities Trading Business

The Commodities Trading Business primarily involves purchasing non-ferrous metal products, such as aluminum ingots, copper, silver, and gold, from upstream metal and mineral suppliers and then selling to downstream customers. In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help upstream metal and mineral suppliers to sell their metal products, the Company launched its Supply Chain Service Business in December 2019. The Company primarily generates revenues from bulk non-ferrous commodity products, and from providing related supply chain management services in the PRC.

In order to diversify the Company’s business, the Company has operated the Commodities Trading Business through Shenzhen Huamucheng Trading Co., Ltd. (“Huamucheng”) since November 2019, which was renamed Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) in 2021. On November 22, 2019, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), our indirectly wholly-owned subsidiary, entered into a series of agreements with Shenzhen Baiyu Jucheng and the shareholders of Shenzhen Baiyu Jucheng pursuant to which we obtained control of Shenzhen Baiyu Jucheng (the “VIE Agreements”). On June 25, 2020, Hao Limo and Shenzhen Baiyu Jucheng entered into certain VIE termination agreements to terminate the Shenzhen Baiyu Jucheng VIE Agreements. As such, Hao Limo no longer has the control rights and rights to the assets, property and revenue of Shenzhen Baiyu Jucheng. At the same time, Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”), our wholly-owned subsidiary incorporated in China, acquired 100% equity interest of Shenzhen Baiyu Jucheng from the shareholders of Shenzhen Baiyu Jucheng (the “Shenzhen Baiyu Jucheng Shareholders”) for nominal consideration.

Through Shenzhen Baiyu Jucheng’s business, we source bulk commodity products from non-ferrous metals and mines or its designated distributors and then sell to manufacturers who need these metals in large quantities. We also work with upstream suppliers in the sourcing of commodities.

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

The acquisition of Qianhai Baiyu has laid a solid foundation for the Company to further expand its operations in the commodity supply chain field. The Company plans to strengthen and upgrade its supply chain services platform by introducing a systematic quantitative risk control system, which will be based on the Qianhai Baiyu’s massive historical market data and complex data analysis models. The platform is expected to establish a quantitative risk management system utilizing ETL data integration (Extract, Transform, Load) as its core, and then optimize trading portfolios by incorporating various factors and strategies in order to effectively control risks and sustain business development.

For the fiscal year ended December 31, 2022, the Company generated revenue of $155,443,398 from its commodities trading business and $1,391,903 from its supply chain management services.

Convertible Promissory Notes Issuance and Settlement

On March 4, 2021, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued an unsecured promissory note in the original principal amount of $3,320,000, convertible into shares of common stock, for proceeds of $3,000,000. The Company recorded a debt discount of $320,000, which is being amortized over 12 months. The Company settled convertible promissory note of $200,000 on January 5, 2022, $175,000 on January 26, 2022, $175,000 on February 8, 2022, $200,000 on February 25, 2022, $375,000 on March 17, 2022, $500,000 on March 17, 2022, $179,819 on March 18, 2022 and $262,331.48 on June 8, 2022, respectively, and issued 128,932, 176,482, 188,740, 275,330, 516,244, 500,000, 179,819 and 386,691 shares of the Company’s common stock on January 10, 2022, January 27, 2022, February 9, 2022, March 2, 2022, March 17, 2022, March 21, 2022, March 22, 2022 and June 14, 2022, respectively. As of June 30, 2022, the convertible promissory note issued on March 4, 2021 has been fully settled.

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the note. The Company settled convertible promissory note of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022, $125,000 on September 6, 2022, $125,000 on September 29, 2022, $125,000 on November 4, 2022, $125,000 on November 11, 2022, and $125,000 on December 16, 2022, respectively, and issued 328,947, 135,693, 125,603, 125,100, 125,100, 150,777, 151,684, 144,676, 148,583, and 148,399 shares of the Company’s common stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, September 12, 2022, October 3, 2022, November 7, 2022, November 15, 2022, and December 19, 2022 , respectively, for the year ended December 31, 2022.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of the Company’s common stock, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated of May 6, 2022 by and between the Company and the investor, pursuant to which the Company issued the note dated of May 6, 2022 to the investor; and (ii) the issuance of shares of common stock in excess of 19.99% of the currently issued and outstanding shares of common stock of the Company upon the conversion of the note. The Company settled a convertible promissory note of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022.

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

May 2022 Private Placement

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons”, pursuant to which the Company agreed to sell an aggregate of 11,420,000 shares of Common Stock, par value $0.001 per share. The transaction was consummated on June 24, 2022 by the issuance of 11,420,000 shares of common stock. The Company received proceeds of $11,420,000 in June 2022.

Reverse Stock Split of Common Stock and Amendment to Certificate of Incorporation

On September 1, 2021, the Company received a letter from NASDAQ Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for the Company’s common stock had remained below $1.00 per share for the previous 30 consecutive business days. An initial grace period to regain compliance was provided, which ended on February 28, 2022.

On March 1, 2022, Nasdaq notified the Company that it was still non-compliant with the Minimum Bid Price Requirement. However, Nasdaq determined that the Company was eligible for an additional 180-day period, or until August 29, 2022, to regain compliance.

To achieve compliance with the Minimum Bid Price Requirements, the Company proposed a stock reverse split.

On August 11, 2022, at the 2022 annual meeting of stockholders, TD Holdings, Inc.’s stockholders approved and adopted an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio of no less than five-for-one to no more than ten-for-one, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse split to be determined by our board of directors (“Board of Directors”), in its discretion, prior to August 12, 2022. Promptly following the annual meeting, a reverse stock split ratio of five-for-one (the “Reverse Stock Split”) was adopted and approved by our Board of Directors. Subsequently, on August 11, 2022, we filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split. The common stock was began trading when the markets opened on a Reverse Stock Split-adjusted basis on August 17, 2022. As a result of the Reverse Stock Split, every five shares of the Company’s common stock issued and outstanding were automatically reclassified into one new share of common stock, without modifying any rights or preferences of the shares of the Company’s common stock.

On September 1, 2022, the Company received a notification letter from Nasdaq informing it that compliance with the Minimum Bid Price Requirement had been regained, and the matter was closed.

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

November 2022 Private Placement

On November 6, 2022, the Company entered into that certain securities purchase agreement with Ms. Renmei Ouyang, Chairwomen and Chief Executive Officer of the Company, and certain other purchasers who are “non-U.S. Persons”, pursuant to which the Company agreed to sell an aggregate of 50,000,000 shares of its common stock, at a purchase price of $1.15 per share (“November 2022 PIPE”). The gross proceeds to the Company from the November 2022 PIPE was $57.5 million. Since Ms. Renmei Ouyang is an affiliate of the Company, the November 2022 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

Settlement and Restated Common Stock Purchase Agreement

On January 19, 2021, the Company entered into a common stock purchase agreement, with White Lion Capital, LLC, a Nevada limited liability company, and on September 13, 2021, the Company entered into a settlement and mutual release agreement (the “Settlement Agreement”) with the investor. Pursuant to the Settlement Agreement, the Company and the investor agreed that on any trading day selected by the Company, provided that the closing price of the Company’s common stock, par value $0.001 per share, on the date of purchase notice is greater than or equal to $1.00 and there is an effective registration statement for the resale by the investor of the purchase notice shares, the Company has the right, but not the obligation, to present the investor with a purchase notice, directing the investor to purchase up to certain amount shares of the Company’s common stock.

On December 12, 2022, the Company entered into a settlement and restated common stock purchase agreement (the “Restated Agreement”) with the investor. Pursuant to the Restated Agreement, in consideration for the investor’s execution and delivery of, and performance under the Restated Agreement, the Company agreed to issue to the investor 300,000 unregistered shares of common stock of the Company within five business days of execution of the Restated Agreement. In addition, within thirty days of the execution of the Restated Agreement, the Company shall deliver to the investor a purchase notice for 489,306 shares of common stock (the “First Purchase Notice”) at a purchase price of 80% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”). Within thirty days of the closing of the First Purchase Notice, the Company shall deliver to the investor a purchase notice for 200,000 purchase notice shares (the “Second Purchase Notice”) at the Purchase Price. Between the closing date of the Second Purchase Notice and the period ending on the earlier of (i) March 31, 2023 or (ii) the date on which the investor shall have purchased an aggregate of 2,889,306 purchase notice shares, the Company shall have the right, but not the obligation, to direct the investor to purchase up to 1,900,000 purchase notice shares at which (i) the first 600,000 purchase notice shares shall be at the Purchase Price and (ii) any remaining purchase notice shares shall be at a purchase price of 85% of the lowest daily VWAP of the Company’s common stock during the valuation period as defined in the Restated Agreement.

Corporate Structure

TD Holdings, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands on May 22, 2018, is wholly owned by the Company. On April 2, 2020, HC High BVI established TD Internet Of Things Technology Company Limited (“TD Internet Of Things Technology”, formerly known as Tongdow Block Chain Information Technology Company Limited), a holding company incorporated in accordance with the laws and regulations of Hong Kong. TD Internet Of Things Technology is wholly owned by HC High BVI. On April 2, 2020 and July 16, 2020, Tongdow Block Chain established Shanghai Jianchi and Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”), respectively, as its wholly-owned subsidiaries. Both Shanghai Jianchi and Tongdow Hainan are holding companies incorporated in accordance with the laws and regulations of the People’s Republic of China (“PRC”).

On March 5, 2020, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State to effect a name change from Bat Group, Inc. to TD Holdings, Inc. (the “March Charter Amendment”). The March Charter Amendment became effective on March 6, 2020.

On June 25, 2020, Hao Limo, the Company’s wholly-owned subsidiary incorporated in the PRC, and Huamucheng, which was renamed Shenzhen Baiyu Jucheng in 2021, a former VIE of the Company, entered into certain VIE termination agreements to terminate the Shenzhen Baiyu Jucheng VIE agreements. On the same date, Shanghai Jianchi, Shenzhen Baiyu Jucheng and Shenzhen Baiyu Jucheng Shareholders entered into certain share acquisition agreements pursuant to which Shanghai Jianchi acquired 100% equity interest of Shenzhen Baiyu Jucheng. As a result, Shenzhen Baiyu Jucheng transitioned from a variable interest entity controlled by the Company into a wholly owned subsidiary of the Company.

On September 11, 2020, the Company acquired Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”) and its wholly owned subsidiary, Tongdow E-Trading Limited (“Tongdow HK”). Both entities were holding companies incorporated in accordance with the laws and regulations of Hong Kong.

On October 26, 2020, Shenzhen Baiyu Jucheng entered into a certain share purchase agreement to acquire 100% shares of Qianhai Baiyu. The acquisition of Qianhai Baiyu has laid a solid foundation for the Company to further expand its operations in the commodity supply chain field.

On April 20, 2021, the Company effected a Certificate of Amendment of the Certificate of Incorporation (the “April Charter Amendment”) with the Delaware Secretary of State to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100,000,000 shares to 600,000,000 shares and the number of authorized shares of its preferred stock, par value $0.001 per share, from 10,000,000 shares to 50,000,000 shares. The April Charter Amendment was approved by the Company’s Board of Directors on March 9, 2021, and by shareholders holding a majority of the Company’s issued and outstanding capital stock on March 10, 2021. The April Charter Amendment does not affect the rights of the Company’s shareholders.

As discussed above, on August 11, 2022, the Company has filed a Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split.

On October 17, 2022, Shenzhen Baiyu Jucheng, entered into a set of variable interest entity agreements with Shenzhen Tongdow Internet Technology and Shanghai Zhuotaitong Industry Co., Ltd., the sole shareholder of Tongdow Internet Technology. On October 25, 2022, the parties completed the transaction. Upon the closing of the transaction, Shenzhen Baiyu Jucheng acquired 65% equity interest of Tongdow Internet Technology at a consideration of RMB650 million and has effective control over Tongdow Internet Technology’s management and operations.

The following diagram illustrates our corporate structure as of the date of this annual report:

Recent Developments

Settlement of Convertible Promissory Notes

The Company settled the convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $200,000 on January 18, 2023, $250,000 on February 2, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023 and $250,000 on March 2, 2023, respectively, and issued 148,399, 147,824, 147,475, 235,960, 292,987, 234,389, 205,090, 292,987 and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, January 19, 2023, February 3, 2023, February 6, 2023, February 8, 2023, February 15, 2023, and March 2, 2023, respectively.

January Private Placement

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 35,000,000 shares of its common stock, at a purchase price of $1.21 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE was $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

Settlement of Restated Agreement

The Company issued to White Lion Capital, LLC 489,306 shares of the Company’s common stock on January 20, 2023 at a purchase price of 80% of the lowest daily volume-weighted average price of the Company’s common stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”) and issued 200,000 shares of the Company’s common stock on February 1, 2023 at the Purchase Price, pursuant to the Restated Agreement dated December 12, 2022. The Company received relevant proceeds of $400,182.47 and $158,890.50, respectively, in 2023.

Our Business

As of December 31, 2022, the Company has two business lines, the commodities trading business and supply chain management services set forth below.

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

In recent years, although the growth rate of China’s total commodity sales has slowed down, the aggregate sales are still impressive and approach RMB200 billion. According to Colliers International, China’s major cities including Beijing, Shanghai, Guangzhou, Shenzhen, Chengdu and Xi’an completed a total of approximately RMB197.1 billion in commodity sales. In 2019 and 2020, these figures are RMB2.5 billion and RMB2.5 billion, respectively. Due to the outbreak of COVID-19 in 2019, this figure decreases sharply to RMB1,369 billion. Therefore, the data of 2021 indicates a strong recovery from COVID-19.

Operation of Commodities Trading Business

The Company’s commodities trading operations via Shenzhen Baiyu Jucheng are focused on non-ferrous metal commodities such as aluminum, copper, silver, and gold. We strive to become an emerging platform in the non-ferrous metal e-commerce industry by offering all participants in the non-ferrous metal e-commerce industry a seamless, one-stop transaction experience.

Business Model

We source bulk commodities from non-ferrous metal mines or its designated distributors and sell them to manufacturers who need these metals in large quantities. We work with many suppliers in the sourcing of commodities, including various metal and mineral suppliers such as Kunsteel Group, Baosteel Group, Aluminum Corporate of China Limited, Yunnan Benyuan, Yunnan Tin, and Shanghai Copper. Potential customers include large infrastructure companies such as China National Electricity, Datang Power, China Aluminum Foshan International Trade, Tooke Investment (China), CSSC International Trade Co., Ltd., Shenye Group, and Keliyuan.

The Company has entered into a warehousing lease agreement with Shanghai Quansheng Logistics Co., Ltd (“Shanghai Quansheng”) to designate it as the Company’s warehouse in Shanghai. The Company’s criteria for choosing its warehouses are based primarily on the convenience of its location for transportation, which is highly conducive to the transportation of non-ferrous metal commodities, and secondarily based on its storage price.

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

Under the Prepaid Model, we make advance prepayments between one to three months in advance when purchasing from the Company’s upstream suppliers. The process involves first obtaining purchase orders from one or more downstream purchasers and entering into sales agreements with such purchasers. After the Company receives the down payment from the downstream purchasers, it aggregates the total amount of commodities required to fulfill the orders and enters into purchase agreements with upstream suppliers to fulfill its purchase orders. Once the upstream suppliers have received the prepayment from the Company, they produce and deliver the commodities to the Company’s designated warehouse on the purchase agreement. Upon receipt of the commodities in the designated warehouse, the Company is notified by the warehouse and obtains the full payment from the downstream purchasers. After the Company pays its remaining balance to the upstream suppliers, it issues delivery instructions to the designated warehouse on the sales agreement and has the commodities delivered to the downstream purchasers.

Through the Prepaid Model, which is further illustrated below, the Company maintains a stable distribution volume and thereby generates profit margins via purchase discounts from upstream suppliers and mark-up pricing to downstream customers.

Warehousing Arrangement

Shenzhen Baiyu Jucheng has entered into a certain warehousing agreement with Shanghai Quansheng pursuant to which Shenzhen Baiyu Jucheng designated Shanghai Quansheng as its warehouse for the storage of its commodities.

Pursuant to the warehousing agreement with Shanghai Quansheng, Shenzhen Baiyu Jucheng and Shanghai Quansheng agreed to various customary representations, warranties and covenants, including, among other things, (1) details regarding the procedures for the storage and retrieval of the commodities, (2) storage and penalty fees, and (3) negotiation and litigation in the event of any breach of contract.

Suppliers

We source the non-ferrous metal from various sources including but not limited to smelters, non-ferrous metal wholesalers and metal traders. For the year ended December 31, 2022, the Company purchased non-ferrous metal products from twenty-two third party suppliers.

Customers

We sell to various businesses in need of large quantity of non-ferrous metal including home appliance manufacturing enterprises, cable manufacturing enterprises and wire manufacturing enterprises. For the years ended December 31, 2022 and 2021, the Company sold non-ferrous metals to twenty-nine and twenty-seven customers, respectively.

Supply Chain Management Services

Commodity Distribution Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from facilitating such sales transactions with twenty third party customers. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from facilitating such sales transactions with thirty-four third party customers.

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

Seasonality

We do not experience substantial seasonal fluctuations in our revenues and the results of operations.

Business Strategy

Commodities Trading Business

Our current business strategy is to expand the varieties of commodities that we trade in, including ore, crude oil and coal in addition to our current focus on non-ferrous metals. In 2023, the Company plans on further expanding the commodities trading business into Southeast Asia while continuing to maintain and grow its current domestic customers. We also plan on further expanding our trade market consultations for our bulk trading customers.

Competition

Commodities Trading Business

The Company competes against other large domestic commodity trade service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metal commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities. In addition, we also believe that our customers will choose among service providers on the basis of leadership in the commodity trading industry and service quality.

Competitive Strengths

Commodities Trading Business

●	Our management team has accumulated substantial industry expertise through decades of experience in the commodities trading industry.

●	Our ability to acquire customers through advertising on the promotion channels of major search engines and social media, such as Baidu, 58, Wechat, and Weibo, using search engine optimization and search engine marketing to analyze the effectiveness and efficiency of different promotion channels. We also promote our services on the Tongdao E-commerce Network, a leading e-commerce platform for non-ferrous metals bulk commodities, which provides services including non-ferrous metal price quotes, spot trading and bulk purchasing.

●	We have strong risk control measures. Through the establishment of a series of safeguard measures, we can ensure the safety of our commodities trading, reducing risk factors such as cargo damage, customer default, logistics distribution and supply chain services in the process of commodity trading.

●	Our customers’ privacy and security are guaranteed. This information is encrypted and can only be accessed by authorized employees for predetermined periods of time.

●	Our commodity price system is transparent. Although commodity prices fluctuate every day, we are able to timely inform our customers of accurate prices to guide their transactions.

●	Our customer service quality is very high and we are constantly upgrading our customer service system. We have a professional commodity consulting service, supply chain service and a comprehensive customer satisfaction evaluation mechanism.

Intellectual Property

Our intellectual property includes domain names ir.tdglg.com and tdglg.com.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent the misappropriation of our technology. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

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

Human Capital

As of the date of this report, we have 58 employees for our commodities trading business, all of whom are full-time. We have employment contracts with all of our employees in China and in the U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe that our relationship with our employees is satisfactory.

We have made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the general administration expenses when incurred.

Applicable Government Regulations

Our operations are subject to extensive and complex state, provincial and local laws, rules and regulations including but not limited to:

●	Foreign Trade Law;

●	Company Law of the PRC and its implementation rules;

●	Labor Contract Law and its implementing rules;

●	Provisional Regulation of China on Business Tax and its Implementing Rules;

●	Enterprise Income Tax Law and the related Circulars and Notices;

●	Foreign Exchange Administration Regulations;

●	Foreign Investment Law of the PRC and its implementation Regulations;

●	Special Management Measures (Negative List) for the Access of Foreign Investment;

●	Road Traffic Safety Law;

●	Road Transportation Regulation;

●	Circular on Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment;

●	Circular of Further Simplifying and Improving the Policies of Foreign Exchange Administration Applicable to Direct Investment;

●	Circular on Reform of the Administrative Rules of the Payment and Settlement of Foreign Exchange Capital of Foreign-Invested Enterprises;

●	Issues relating to Cross-border Direct Investment in RMB.

We are supervised by many provincial and local government authorities, including the Beijing Administration of Industry and Commerce.

Summaries of Certain Applicable Key PRC Laws

Foreign Trade Law of the PRC

The “Foreign Trade Law of the PRC” was revised and adopted at the 24th meeting of the Standing Committee of the Twelfth National People’s Congress of the PRC on November 7, 2016. The revised “Foreign Trade Law of the PRC” became effective on November 7, 2016.

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

On December 30, 2022, the Standing Committee further revised the Foreign Trade Law and deleted article 9. Article 9 established record and registration system for foreign trade operators and the deltoid of this article means foreign trade operators are no longer required to record or register themselves.

Summaries of Certain Key PRC Laws

Regulations on Registration of Branch Companies

According to the PRC Company Law amended and took effect on October 26, 2018 and the Regulation on the Administration of the Registration of Market Entities adopted at the 131st executive meeting of the State Council on April 14, 2021 and took effect on March 1, 2022, a company may establish branch companies, which are entities without the status of a legal person and conduct business outside the domicile of the company. Branch companies must be registered at a competent government agency and obtain a business license. The Administrative Regulation of the PRC on the Registration of Market Entities sets forth the detailed formalities on the registration of branch companies.

Our PRC subsidiaries have registered one branch in Shanghai and have obtained a business license for it as of the date of this report.

Regulations on Employment Contracts

The Labor Contract Law of the PRC was promulgated on June 29, 2007, as amended on December 28, 2012 and effective on July 1, 2013. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementing Rules, which became effective as of the date of issuance. The Labor Contract Law and its Implementing Rules govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of, and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer starts to use the employee’s services. An employer may terminate the labor agreement of an employee under certain specified circumstances and in some cases, such termination can only be done after fulfillment of certain procedural requirements, such as 30 days’ prior notice or upon payment of one month’s salary in lieu of such notice. In certain cases, the terminated employee is entitled to receive a severance payment equal to the average monthly salary during the 12-month period immediately preceding to the termination (inclusive of all monetary income such as base salary, bonus, allowances, etc.), for each year of service up to the date of termination. If an employer terminates a labor contract in any circumstance other than those specified under the Labor Contract Law and its implementing rules, including termination without cause, the employer must either reinstate and continue to perform the employee’s employment contract or pay the employee damages calculated at twice the rate for calculating the severance payment, subject to the employee’s own request. In the case that the employee requests for damages, the employer is not required to pay other severance or the remainder of the amount owed under the employment contract unless the employment contract has otherwise been provided for.

In addition, according to the Labor Contract Law and its implementing rules, in order to enforce the non-compete provision with the employees after the termination or ending of employment relationship, the employer shall compensate the employees on a monthly basis during the non-competition period after such termination or ending of employment.

On January 24, 2014, the Ministry of Human Resources and Social Security promulgated Interim Provisions on Labor Dispatching, or Circular 22, effective from March 1, 2014, which provides that an employer shall strictly control the number of employees under labor dispatching arrangements and dispatched employees can only be used in temporary, ancillary and replaceable positions. The number of dispatched workers used by an employer shall be reduced to no more than 10% of the total number of its employees within two years after March 1, 2014. If the employer fails to reduce the number of dispatched employees as required by Circular 22 and could not correct its practice after receiving warnings from government authority, the employer may be subject to a fine ranging from RMB1,000 to RMB5,000 per dispatched employee.

Regulation on PRC Business Tax and VAT

Prior to January 1, 2012, pursuant to the Provisional Regulation of China on Business Tax and its Implementing Rules, an entity or individual rendering services in China were generally subject to a business tax at the rate of 5% on revenues generated from the provision of such services. Since January 1, 2012, the MOF and the SAT have started to implement the VAT Pilot Program, which imposes VAT in lieu of business tax for certain industries in Shanghai. Since August 1, 2012, the VAT Pilot Program has been expanded to and implemented in other regions, including Beijing, Tianjin, Jiangsu, Zhejiang, Anhui, Fujian, Hubei and Guangdong. On May 24, 2013, the MOF and the SAT jointly issued Notice 37, which expanded the VAT Pilot Program nationwide starting on August 1, 2013. On December 12, 2013, the MOF and the SAT jointly issued Notice 106, effective on January 1, 2014, which replaced Notice 37 and improved some tax policies in the VAT Pilot Program. From May 1, 2016, the VAT was expanded to all business tax taxpayers and until November 19, 2017, the State Council promulgated Decision of the State Council on Abolishing the Provisional Regulations on Business Tax of the PRC and Amending the Provisional Regulations on Value-Added Tax of the PRC. As a result of the VAT, an entity or individual rendering services in China is subject to VAT at the rate of 17%, 11% or 6%, as applicable. According to the Notice of the Ministry of Finance and the SAT on Adjusting Value added Tax Rates, issued on April 4, 2018, and became effective on May 1, 2018, the value-add tax rates of 17%, 11% or 6% applicable to the taxpayers who render services are adjusted to 16%, 10% or 6% respectively. According to the Notice of the Ministry of Finance, the SAT and the General Administration of Customs on Relevant Policies for Deepening Value Added Tax Reform, issued on March 20, 2019, and became effective on April 1, 2019, such value added tax rate was reduced to 13%, 9% or 6%, respectively.

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

Regulations on Employee Share Incentive Plans of Overseas Publicly-listed Company

In February 2012, SAFE promulgated the Circular of the SAFE on Relevant Issues Concerning Foreign Exchange Administration over Involvement of Domestic Individuals in Equity Incentive Plans of Overseas Listed Companies, or the 2012 SAFE Notice. Under such notice and other relevant rules and regulations, PRC residents, including PRC citizens or non-PRC citizens who reside in China for a continuous period of not less than one year, that participate in any share incentive plan of any overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a share incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of the overseas publicly-listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plan on behalf of the participants. We and our executive officers and other employees who are PRC residents that have been granted share incentive awards will be subject to these regulations upon the completion of this offering. Failure by these individuals to complete their SAFE registrations may subject such individuals and us to fines and other legal sanctions.

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

Regulations on Cross-border Direct Investment in Renminbi

On October 12, 2011, MOFCOM issued the Notice of the Ministry of Commerce on Issues concerning Cross border Direct Investment in Renminbi which was abolished in 2013 and on December 3, 2013 the MOFCOM promulgated the Announcement on Issues relating to Cross-border Direct Investment in RMB, effective from January 1, 2014. Under this announcement, the “cross-border direct investment in RMB” shall refer to the direct investment activities conducted by foreign investors (including the investors from Hong Kong, Macau and Taiwan) in China with offshore RMB funds obtained legally, including, among other things, the establishment of new enterprises, increase of capital, shareholding or merger and acquisition of domestic enterprises. The cross-border direct investment in RMB by a foreign investor or reinvestment by its foreign-invested enterprise shall conform to the requirements of laws, regulations and relevant provisions on foreign investment and comply with the foreign investment industry policies of China and the provisions on security review of foreign investment mergers and acquisitions and anti-monopoly review. No foreign-invested enterprise is allowed to use the funds of cross-border direct investment in RMB for investment, directly or indirectly, in negotiable securities and financial derivatives in China (except for strategic investment in listed companies) or for entrusted loans. On October 13, 2011, the PBOC issued the Management Rules on the Settlement of Foreign Direct Invested Renminbi, which provide those foreign invested enterprises with RMB-dominated foreign direct investment must register with the PBOC or its local branch after obtaining the permit from MOFCOM and the business license. The Management Rules on the Settlement of Foreign Direct Invested Renminbi was amended on June 5, 2015.

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

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.tdglg.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our website at www.tdglg.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risk Factors Related to the Our Business and Industry

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

We have entered into the commodities trading business. Such initiatives involve various risks including but not limited to the investment costs in establishing a distribution network within the PRC, leasing warehouses, offices and other working capital requirements. There is no assurance that such future plans can be successfully implemented as the successful execution of such future plans will depend on several factors, some of which are not within our control, such as retaining and recruiting qualified and skilled staff, and the continued demand for our products by our customers. Failure to implement any part of our future plans or execute such plan costs effectively, may lead to a material adverse change in our operating environment or affect our ability to respond to market or industry changes, which may, in turn, adversely affect our business and financial results.

Our success depends substantially upon the continued retention of our senior management.

Our future success is substantially dependent on the continued service of certain members of our senior management, including Ms. Renmei Ouyang, our Chairwoman and Chief Executive Officer, Mr. Tianshi (Stanley) Yang, our Chief Financial Officer. These officers play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand and culture. The loss of the services of any of these executives without qualified replacement could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our ordinary shares to decline.

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

We currently conduct our commodities trading business in Shanghai and Shenzhen. We currently hold all our commodities inventory at the warehouses we rent in Shanghai and Shenzhen. While we have insurance to cover certain losses on those commodities, events such as theft, fire, flood, or hail could adversely impact our business.

In addition, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population. In addition, severe weather conditions, acts of God and other catastrophic occurrences in the area in which we operate or from which we obtain inventory may materially adversely affect our financial condition and results of operations. Such conditions may result in physical damage to our properties and loss of inventory. Any of these factors may disrupt our business and materially adversely affect our financial condition and results of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new geographic markets.

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

In May 2019, the Company invested an aggregate of $1,000,000 to purchase financial products from Harrison Fund, LLC (“Harrison Fund”), a private equity fund, for investment return. On April 6, 2020, we filed a law suit against Harrison Fund in California seeking the full refund of the $1,000,000 investment because we identified problematic information in Harrison Fund’s brochure. Based on the current stage of the proceedings in this case, the outcome of this legal proceeding, including the anticipated legal costs, remains uncertain. Therefore, we recorded a full investment impairment loss of $1,000,000, which was reflected in the consolidated statements of operations and comprehensive income (loss). We may incur significant legal fees, settlements or damages awards resulting from this or other civil litigation. If this matter is not resolved in our favor, it could have a material adverse effect on our results of operations and cash flows.

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

As discussed in “Part II, Item 9A. Controls and Procedures,” our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Risks Relating to Our Corporate Structure

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore SPV may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, the SAT, the State Administration for Industry and Commerce (“SAIC”), and SAFE, jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rules”), which took effect as of September 8, 2006, and as amended on June 22, 2009. This regulation, among other things, has certain provisions that require offshore SPV formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

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

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via SPV, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore SPV, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “SPV” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the SPV, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

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

If We were delinquent in the filing of our periodic reports with the SEC, we will not be in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we would be permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. However, there can be no guarantee that Nasdaq will accept our compliance plan, grant us the extension or that we will be able to file by the extended compliance period, in which case our common stock may be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	changes in the economic performance or market valuations of other microcredit companies;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar; and

●	general economic or political conditions in China.

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

General Risk Factors

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, the evolution of which continues to be uncertain. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, which could negatively impact our business. As a result of COVID-19, we incurred increased costs for our operations, performed our operations remotely and experienced difficulty in recruiting personnel.

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

Increasing scrutiny and changing expectations from investors, lenders, customers, and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies and activities may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies, initiatives and activities by investors, lenders, customers, and other market participants. In the U.S., amongst other regulatory efforts, in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement and in March 2022, the SEC proposed rules that would require public companies to disclose certain climate-related information in periodic filings with the SEC. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention and access to capital. In addition, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation.

We expect regulatory requirements related to ESG matters to continue to expand globally and increase our costs of compliance. Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with ESG reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability, evolving regulatory requirements affecting ESG standards or disclosures, our ability to recruit, develop, and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting ESG metrics. As ESG best-practices, reporting standards, and disclosure requirements continue to develop, we may incur increasing costs related to maintaining or achieving our ESG goals in addition to ESG monitoring and reporting. We risk damage to our brand and reputation, impacts to our ability to secure government contracts, or limited access to capital markets and loans if we fail to adapt to, or comply with, investor, lender, customer or other stakeholder expectations and standards and potential government regulation with respect to ESG matters, including in areas such as diversity and inclusion, environmental stewardship, support for local communities and corporate governance and transparency.

Our business could be negatively impacted by the inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.

The U.S. economy has experienced rising inflation in 2022. A sustained increase in inflation may continue to increase our costs for labor, services, and materials. Further our customers face inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The rate and scope of these various inflationary factors may increase our operating costs and capital expenditures materially, which may not be readily recoverable in the prices of our services and may have an adverse effect on our costs, operating margins, results of operations and financial condition. Additionally, Federal Reserve policies to combat inflationary pressures, including the significant increases in prevailing interest rates that occurred during 2022 as a result of the 425 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth, could negatively impact our business.

Our information systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

We have continued to expand our information technology systems as our operations grow. While we maintain information technology measures designed to protect us against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks. To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

We also rely on service providers, and similar incidents relating to their information technology systems could also have a material adverse effect on our business. Our service providers, including our workforce management software provider, may be subject to ransomware and other security incidents, and we cannot guarantee that our or our service providers’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in a security incident, or other disruption to, our or our service providers’ systems. Our ability to monitor our service providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Our principal executive offices are located at 139, Xinzhou 11th Street, Futian District, Shenzhen, Guangdong, PRC 518000, where we leased approximately 476.04 square feet of office space pursuant to a lease agreement, which lasts from December 1, 2022 to November 30, 2024 with an annual rent in the amount of RMB1.37 million (approximately US0.2 million).

We do not own any real property or have any land use rights.

Item 3. Legal Proceedings.

The Company is involved in a legal action as follows:

2020 Court Matter with Harrison Fund

On April 6, 2020, the Company filed a lawsuit against Harrison Fund in the United States District Court for the Northern District of California (Case No. 3:20-cv-2307). The Company invested $1,000,000 in Harrison Fund around May 2019. However, Harrison Fund had been reluctant to disclose related investment information to the Company and it was discovered that certain information presented in Harrison Fund’s brochure appeared to be problematic. The Company demanded a return of its investment from Harrison Fund. When the Company failed to obtain a response from Harrison Fund, it filed the complaint against Harrison Fund seeking to recover the $1,000,000 investment.

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

Holders

We had 275 holders of record of our common stock as of the date of this annual report.

Dividends

We did not declare or pay any dividend in 2022 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Future payment of dividends will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by WFOE, we may not be able to pay dividends to our stockholders. The Foreign Investment Law of the PRC, as amended, its Implementing Rules and the Company Law of the PRC, as amended, contain the principal regulations governing dividend distributions of wholly foreign-owned enterprises. Under these regulations, wholly foreign-owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, for certain reserve funds. Our accumulated reserve funds now reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of December 31, 2022, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from facilitating such sales transactions with twenty third party customers. For the year ended December 31, 2021, the Company earned commodity distribution commission fees of $3,180,227 from facilitating such sales transactions with thirty-four third party customers.

Competition

The Company mainly competes against other large domestic commodity metal product trading service providers such as Xiamen International Trade and Yijian Shares. Currently, the principal competitive factors in the non-ferrous metal commodities trading business are price, product availability, quantity, service, and financing terms for purchases and sales of commodities.

Applicable Government Regulations

Shenzhen Baiyu Jucheng has obtained all material approvals, permits, licenses and certificates required for our metal product trading operations, including registrations from the local business and administrative department authorizing the purchase of raw materials.

Recent developments

(1)	Settlement of Convertible Promissory Notes

The Company settled convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $200,000 on January 18, 2023, $250,000 on February 2, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023 and $250,000 on March 2, 2023, respectively and issued 148,399, 147,824, 147,475, 235,960, 292,987, 234,389, 205,090, 292,987 and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, January 19, 2023, February 3, 2023, February 6, 2023, February 8, 2023, February 15, 2023, and March 2, 2023, respectively.

(2)	January Private Placement

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 35,000,000 shares of its common stock, at a purchase price of $1.21 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE was $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

(3)	Settlement of Restated Agreement

The Company issued to White Lion Capital, LLC 489,306 shares of the Company’s common stock on January 20, 2023 at a purchase price of 80% of the lowest daily volume-weighted average price of the Company’s common stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”) and issued 200,000 shares of the Company’s common stock on February 1, 2023 at the Purchase Price, pursuant to the Restated Agreement dated December 12, 2022. The Company received relevant proceeds of $400,182.47 and $158,890.50, respectively, in 2023.

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

Results of Operations

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021

	For the Years Ended December 31,		Change
	2022	2021	Amount	%
Revenues
Sales of commodity products – third parties	$155,443,398	$173,904,016	$(18,460,618)	(11)%
Sales of commodity products – related parties	-	24,049,999	(24,049,999)	(100)%
Supply chain management services – third parties	1,391,903	3,180,227	(1,788,324)	(56)%
Total revenue	156,835,301	201,134,242	(44,298,941)	(22)%

Cost of revenue
Commodity product sales – third parties	(155,789,519)	(173,996,000)	18,206,481	(10)%
Commodity product sales – related parties	-	(24,045,511)	24,045,511	(100)%
Supply chain management services – third parties	(7,525)	(84,118)	76,593	(91)%
Total cost of revenue	(155,797,044)	(198,125,629)	42,328,585	(21)%

Gross profit	1,038,257	3,008,613	(1,970,356)	(65)%

Operating expenses
Selling, general, and administrative expenses	(8,844,739)	(8,137,481)	(707,258)	9%
Share-based payment for service	(44,000)	(1,836,442)	1,792,442	(98)%
Total operating cost and expenses	(8,888,739)	(9,973,923)	1,085,184	(11)%

Other income (expenses), net
Interest income	17,035,200	10,079,776	6,955,424	69%
Interest expenses	(523,980)	(313,965)	(210,015)	67%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(1,212,617)	(1,463,883)	251,266	(17)%
Other income (expense), net	59,088	(285,774)	344,862	(121)%
Total other income, net	15,357,691	8,016,154	7,341,537	92%

Loss from continuing operations before income taxes	7,507,209	1,050,844	6,456,365	614%

Income tax expenses	(3,253,672)	(1,991,201)	(1,262,471)	63%

Net income (loss)	$4,253,537	$(940,357)	$5,193,894	552%

Revenue

For the years ended December 31, 2022 and 2021, we generated revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue decreased by $44,298,941 or 22%, from $201,134,242 for the year ended December 31, 2021 to $156,835,301 for the year ended December 31, 2022, among which revenue from commodity trading, supply chain management services for 99.1% and 0.9%, respectively, of our total revenue for the year ended December 31, 2022. The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as the depreciation of RMB against USD in 2022. For the year ended December 31, 2022, our operations in Shanghai were temporarily affected due to the sporadic outbreak of COVID-19, which resulted in a decrease in revenue. But the extent to which COVID-19 affects our future results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

(1)	Revenue from sales of commodity products

For the year ended December 31, 2022, the Company sold non-ferrous metals to twenty-nine third party customers at fixed prices, and earned revenues of $155,443,398 when the product ownership was transferred to its customers.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from third party vendors compared with $3,180,227 for the year ended December 31, 2021.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $42,328,585 or 21% from $198,125,629 for the year ended December 31, 2021 to $155,797,044 for the year ended December 31, 2022, primarily due to an decrease of $42,251,992 in cost of revenue associated with commodity product sales. The cost of revenue increased is in accordance to the increase in sales.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the year ended December 31, 2022, the Company purchased non-ferrous metal products of $155,789,519 from twenty-nine third party vendors.

For the year ended December 31, 2021, the Company purchased non-ferrous metal products of $173,996,000 from twenty-six third party vendors and $24,045,511 from eight related party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $8,137,481 for the year ended December 31, 2021 to $8,844,739 for the year ended December 31, 2022, representing an increase of $707,258, or 9%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to (1) amortization of intangible assets of $4,630,169 for the year ended December 31, 2022 as compared to $3,927,961 for the year ended December 31, 2021 and (2) amortization of convertible promissory notes of $1,212,617 for the year ended December 31, 2022 as compared to $489,000 for the year ended December 31, 2021.

Share-based payment for service

On December 16, 2022, the Company issued 300,000 shares of the Company’s common stock as compensation to a settlement and mutual release agreement with White Lion Capital, LLC, a Nevada limited liability company, and recognized $324,000 share-based payment for service to profit. and charged back $280,000 share-based payment for service to profit to a PR service provider.

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

On July 16, 2021, the Company issued 140,000 shares of the Company’s common stock as compensation to a PR service provider for increasing the Company’s visibility in the financial news community, and recognized $141,400 share-based payment for service to profit.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the year ended December 31, 2022, interest income was $17,035,200 representing an increase of $6,955,424, or 69% from $10,079,776 for the year ended December 31, 2021. The increase was due to the growth of loans made to third party vendors for the year ended December 31, 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to the issuance of convertible promissory notes

For the year ended December 31, 2022, the item represented the amortization of beneficial conversion feature of $1,212,617 of the three convertible promissory notes issued on March 4, 2021, October 4, 2021 and May 6, 2022.

For the year ended December 31, 2021, the item represented the amortization of beneficial conversion feature of $1,463,883 of the three convertible promissory notes issued on January 6, 2021, March 4, 2021 and October 4, 2021.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying audited consolidated financial statements, for the year ended December 31, 2022, the Company reported cash inflows of $4,335,359 from operating activities. As of December 31, 2022, the Company positive working capital of about $87 million.

During the year ended December 31, 2022, the Company entered into additional private placement agreements with certain private investors and issued 13,000,000 shares of common stock for $45,500,000, 11,420,000 shares of common stock for $11,420,000, and 50,000,000 shares of common stock for $57,500,000, respectively, and sold unsecured senior convertible promissory notes in the aggregate principal amount of $3,000,000.

The total gross proceeds from these transactions were $117.42 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended December 31,
	2022	2021
Net Cash Provided by Operating Activities	$4,335,359	$8,034,010
Net Cash Used in Investing Activities	(125,537,746)	(71,520,955)
Net Cash Provided by Financing Activities	117,390,265	64,118,618
Effect of exchange rate changes on cash and cash equivalents	394,111	979,382
Net increase in cash and cash equivalents	(3,418,011)	1,611,055
Cash at beginning of period	4,311,068	2,700,013
Cash from continuing operations	$893,057	$4,311,068

Net Cash Provided by Operating Activities

During the year ended December 31, 2022, we had a cash inflow from operating activities of $4,335,359, a decrease of $3,698,651 from a cash inflow of $8,034,010 for the year ended December 31, 2021. We incurred a net income for the year ended December 31, 2022 of $4,253,537, an increase of $5,193,894 from the year ended December 31, 2021, during which we recorded a net loss of $940,357.

In addition to the change in profitability, the decrease in net cash provided by operating activities was the result of several factors, including: (1) non cash effects adjustments, including amortization of intangible assets of $4,630,169, amortization of beneficial conversion feature of convertible promissory notes of $1,212,617, amortization of discount on convertible promissory notes of $434,333, and interest expenses for convertible promissory notes of $465,201; (2) a decrease of $4,497,189 of advances from customers due to a purchase payment in advance to store goods recent competitive market; (3) a decrease of $3,162,561 of due to accounts payable; and (4) a decrease of $3,507,517 of other current liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $125,537,746 as compared to net cash used in investing activities of $71,520,955 for the year ended December 31, 2021.

The cash used in investing activities for the year ended December 31, 2022 was for the loans disbursed to third parties of $109,106,926, collected loans from third partis of $70,150,111 and collected loans from related partis of $10,448,662. As of December 31, 2022, the Company payed for Tongdow Internet Technology acquisition of $96,638,468.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, the cash provided by financing activities was mainly attributable to cash raised from certain private placement, specifically, the Company entered into certain private placement agreements with certain private investors and issued 13,000,000 shares of common stock for $45,500,000, 11,420,000 shares of common stock for $11,420,000, and 50,000,000 shares of common stock for $57,500,000, respectively, and sold unsecured senior convertible promissory notes in the aggregate principal amount of $3,000,000.

Contractual Obligations

As of December 31, 2022, the Company had one lease arrangement with an unrelated third party with a monthly rental fee of approximately $8,202. The lease term was within 23 months, which will be due in November 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

	Total	Less than 1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease (1)	$188,650	$98,426	$90,224	$-
Total	$188,650	$98,426	$90,224	$-

We do not have any off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto and the report of Audit Alliance LLP, our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021, respectively, are set forth on pages F-1 through F-36 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2022. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Our Management believes that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2022 including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2022, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2023 to continue to remediate the material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

The Company tried to make some changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	55	Chief Executive Officer, President and Chairwoman of the Board
Tianshi (Stanley) Yang	33	Chief Financial Officer, Director
Xiangjun Wang	50	Director
Heung Ming (Henry) Wong	53	Director
Donghong Xiong	55	Director

The biographies of our current directors and officers are set forth below.

Ms. Renmei Ouyang, has served as the Chief Executive Officer (“CEO”) of the Company since January 9, 2020. From October 17, 2019 to January 9, 2020, Ms. Ouyang has served as the chief operating officer of the Company. Ms. Ouyang has served as the chairwoman of Tongdaw Group from 2011 to September 2019. She was the founder of Tongdaw E-Commerce in 2011. Ms. Ouyang was the founder of Zhonghui Daoming Group in 2006. She has served as the foreign exchange trading manager of CITIC Group, the deputy general manager in investment banking department of Beijing Securities, and the managing director of the international department of First Venture Securities. She holds a bachelor’s degree in statistics from Renmin University of China and a master’s degree in international finance from Peking University.

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

Mr. Xiangjun Wang, has served as a member of the Board since December 14, 2020 and as a partner and practicing lawyer of Beijing Junzejun (Shenzhen) Law Firm since 2010. From 2008 to 2010, he practiced as a lawyer of Guangdong Shenpeng Law Firm. Mr. Wang served as the managing director of Shenzhen investment banking department of Pacific Securities Co., Ltd. from 2006 to 2008. He served as the deputy general manager of Ruigu Technology (Shenzhen) Co., Ltd. from 2003 to 2006. From 1999 to 2003, Mr. Wang worked in the supply chain management department and legal department of Huawei Technologies Co., Ltd. He is a licensed attorney and also a certified public accountant in China. Mr. Wang obtained his bachelor’s degree in theory of mechanical system and applied mechanics from Lanzhou University and his master’s degree in solid mechanics from Lanzhou University in 1999.

Mr. Heung Ming (Henry) Wong, was the independent non-executive director of Shifang Holding Limited (SEHK: 1831) and Raffles Interiors Limited (SEHK: 1376) since November 8, 2010 and March 30, 2020 respectively. Both companies are listed on the Main Board of the Hong Kong Stock Exchange. Mr. Wong has more than 27 years of experience in finance, accounting, internal controls and corporate governance in the United States, Singapore, China and Hong Kong. Prior to that, Mr. Wong was the chief financial officer of a Nasdaq listed Company, Meten EdtechX Education Group Ltd (NASDAQ: METX) from June 2020 to March 2021. Mr. Wong was also the chief financial officer and senior finance executive of various companies including being the chief financial officer of the Frontier Services Group Limited, a company listed on the Main Board of the Stock Exchange (stock code: 0500) and the chief financial officer of Beijing Oriental Yuhong Waterproof Technology Co., Ltd., the leading waterproof materials manufacturer in China and a company listed on the Shenzhen Stock Exchange (SZSE: 2271). Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from City University of Hong Kong in 1993 with a bachelor’s degree in accountancy and also obtained a master’s degree in electronic commerce from The Open University of Hong Kong in 2003. He is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

Mr. Donghong Xiong, has served as the managing director of Synergetic Innovation Fund Management Co., LTD. since 2014. He served as the M&A general manager at Shanghai Search Media Group from 2007 to 2013. Mr. Xiong holds a bachelor’s degree in philosophy from Sun Yat-Sen University and also received his MBA and PhD in scientific philosophy from Sun Yat-Sen University.

Director Independence

Our Board reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, it is determined that Heung Ming (Henry) Wong, Xiangjun Wang and Donghong Xiong are “independent directors” as defined by NASDAQ.

Committees of the Board of Directors

We have established an audit committee, a compensation committee and a nominating and governance committee. Each of the committees of the Board has the composition and responsibilities described below.

Audit Committee

Xiangjun Wang, Donghong Xiong, and Heung Ming (Henry) Wong are members of our Audit Committee, where Heung Ming (Henry) Wong serves as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

It is determined that Heung Ming (Henry) Wong possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Xiangjun Wang, Donghong Xiong and Heung Ming (Henry) Wong are members of our Compensation Committee where Donghong Xiong serves as the chairwoman. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. We have adopted a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee is responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Xiangjun Wang, Donghong Xiong and Heung Ming (Henry) Wong are the members of our Nominating and Governance Committee where Xiangjun Wang serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. According to the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible for identifying and proposing new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NASDAQ rules. A copy of such code of conduct and ethics will be provided free of charge upon request made to our principal executive office.

Section 16 Compliance

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during the fiscal year 2022.

Family Relationships

There are no family relationships between or among the members of the Board or other executive officers of the Company.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to GLG in all capacities for our fiscal years ended 2022 and 2021 provided by (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Renmei Ouyang (1)	2022	600,000	-	-	-	-	600,000
(CEO, Former COO)	2021	600,000	-	-	-	-	600,000

Tianshi (Stanley) Yang (2)	2022	78,800	-	-	-	-	78,800
(CFO)	2021	51,174	-	-	-	-	51,174

(1)	Ms. Renmei Ouyang was appointed as the CEO of the Company on January 9, 2020. Ms. Renmei is entitled to an annual base salary of $600,000 pursuant to the employment agreement she has with the Company.

(2)	Mr. Tianshi (Stanley) Yang was appointed as the CFO of the Company on June 11, 2021.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2022

During the fiscal year ended December 31, 2022, no shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2022.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Xiangjun Wang (1)	$-	23,400	-	-	23,400
Heung Ming (Henry) Wong (2)	$-	35,100	-	-	35,100
Donghong Xiong (3)	$-	11,700	-	-	11,700

(1)	Mr. Xiangjun Wang was appointed as a director of the Company on December 14, 2020 and has received annual compensation of 20,000 shares of common stock of the Company during 2022, about $23,400 value.

(2)	Mr. Heung Ming (Henry) Wong was appointed as a director of the Company on April 27, 2021 and shall receive annual compensation of 30,000 shares of common stock of the Company per year, and during 2022 he received annual compensation of 30,000 shares of common stock of the Company, about $23,400 value.

(3)	Mr. Donghong Xiong was appointed as a director of the Company on February 8, 2021 and shall receive annual compensation of 10,000 shares of common stock of the Company per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2023 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Shuxiang Zhang (2)	27,934,000	19.34%
Katie Ou	11,442,996	7.92%
Chaoliang Yang	10,750,000	7.44%
Qing Ouyang	7,550,000	5.23%

Directors and Executive Officers:
Renmei Ouyang	-		*
Donghong Xiong	-		*
Tianshi (Stanley) Yang	-		*
Heung Ming (Henry) Wong	30,000		*
Xiangjun Wang	30,000		*
All officers and directors as a group (9 persons)	57,736,996	39.98%

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o 139, Xinzhou 11th Street, Futian District, Shenzhen, Guangdong, PRC 518000.

(2)	Mr. Shuxiang Zhang’s address is Floor 7 Building D, No.28 Chengfu Road, Haidian District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1) Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of chief executive officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of chief executive officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of chief executive officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of chief executive officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of chief executive officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of chief executive officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of chief executive officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by chief executive officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of chief executive officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of chief executive officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of chief executive officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of chief executive officer of the Company
Katie Ou	Shareholder of TD Holdings Inc

2) Balances with related parties

As of December 31, 2022 and 2021, the balances with related parties were as follows:

Due from related parties

	December 31, 2022	December 31, 2021
Yunfeihu (i)	$-	$11,358,373
Total due from related parties	$-	$11,358,373

(i)	The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest have been due in May 2022, with an interest rate of 10.95% per annum.

-	Due to related parties

	December 31, 2022	December 31, 2021
TD E-commerce	$38,767,481	$-
Other related parties	-	21,174
Total due to related parties	$38,767,481	$21,174

3) Transactions with related parties

Revenues generated from related parties:

For the years ended December 31, 2022 and 2021, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2022	2021
Revenue from sales of commodity products
Yunfeihu	$-	$22,403,309
Yangzhou TD	-	1,646,690
Total revenues generated from related parties	$-	$24,049,999

Purchases from a related party:

For the years ended December 31, 2022 and 2021, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2022	2021
Purchase of commodity products
Yangzhou TD	$-	$7,998,963
Yunfeihu	-	1,643,472
TD International Trade	-	1,124,753
Hainan TD	-	3,700,921
Zhejiang TD	-	7,974,703
	$-	$22,442,812

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2022 and 2021:

	For the Fiscal Years ended December 31,
	2022	2021
Audit Fees (1)	$237,715	$339,000
Audit-related Fees (2)	88,500	2,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$326,215	$341,000

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”
(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees - This category consists of fees for other miscellaneous items.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit, tax and non-audit services provided by Audit Alliance LLP in 2022 and 2021. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Audit Alliance LLP.

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

(3)	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
10.1	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.2	Director Offer Letter, dated December 14, 2020, by and between the Company and Xiangjun Wang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 16, 2020
10.3	Director Offer Letter, dated February 8, 2021 by and between the Company and Donghong Xiong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2021
10.4	Director Offer Letter, dated April 27, 2021 by and between the Company and Heung Ming (Henry) Wong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2021
10.5	Employment Agreement, dated June 11, 2021 by and between the Company and Tianshi (Stanley) Yang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 11, 2021
10.6	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated May 6, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022

10.7	Convertible Promissory Note dated May 6, 2022, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 10, 2022
10.8	Form of Common Stock Purchase Agreement, dated May 27, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2022
10.9	Exclusive Business Cooperation Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2022
10.10	Share Pledge Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 18, 2022
10.11	Exclusive Option Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 18, 2022
10.12	Power of Attorney, dated October 17, 2022, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on October 18, 2022
10.13	Timely Reporting Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on October 18, 2022
10.14	Form of Common Stock Securities Purchase Agreement dated November 6, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 7, 2022
10.15	Settlement and Mutual Release Agreement, dated September 13, 2021, by and between TD Holdings, Inc. and White Lion Capital, LLC, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1/A filed with the SEC on September 14, 2021)
10.16	Settlement and Restated Common Stock Purchase Agreement, dated December 12, 2022, by and between TD Holdings, Inc. and White Lion Capital, LLC, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 14, 2022
10.17	Form of Common Stock Purchase Agreement, dated January 9, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Audit Alliance LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: March 10, 2023	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer and Chairwoman of the Board (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renmei Ouyang	Chief Executive Officer and	March 10, 2023
Renmei Ouyang	Chairwoman of the Board (Principal Executive Officer)

/s/ Tianshi (Stanley) Yang	Chief Financial Officer and Director	March 10, 2023
Tianshi (Stanley) Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Xiangjun Wang	Director	March 10, 2023
Xiangjun Wang

/s/ Heung Ming (Henry) Wong	Director	March 10, 2023
Heung Ming (Henry) Wong

/s/ Donghong Xiong	Director	March 10, 2023
Donghong Xiong

TD HOLDINGS, INC.

(FORMERLY BAT GROUP, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TD Holdings, Inc and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TD Holdings, Inc and its subsidiaries. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows, for the year ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America(“U.S. GAAP”).

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

Valuation of Loans Receivable

As described in Note 4 to the financial statements, the Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As disclosed in the Note 4 to the financial statements, the balances of loans receivable from third parties were $143.17 million as of December 31, 2022.

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

Goodwill-Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Baiyu”) and Shenzhen Tongdow Internet Technology Co., Ltd. (“Tongdow Internet Technology”)

As described in Note 2 and Note 3 to the consolidated financial statements, the Company acquired the Baiyu and Tongdow Internet Technology in 2020 and 2022, respectively. The goodwill arising on this acquisition amounted to $65.02 million and $95.19 million, respectively, as of December 31,2022.

Management assessed goodwill for potential impairment as of December 31 2022 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate

The Company’s balance of goodwill allocated to Baiyu and Tongdow Internet Technology as of December 31,2022 was $65.02 million and $95.19 million, respectively. Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Baiyu and Tongdow Internet Technology to their carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than its carrying amount. During the year ended December 31, 2022, no impairment charge on goodwill was recognized based on the quantitative assessment performed.

We identified goodwill impairment for the Baiyu and Tongdow Internet Technology as a critical audit matter because it is the material to the consolidated financial statements of the Company and certain significant judgments in respect of the assumption made which are inherently uncertain and could be subject to management bias made by management to estimate the fair value of the Baiyu and Tongdow Internet Technology and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Baiyu and Tongdow Internet Technology included the following, among others:

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

March 10, 2023

PCAOB ID Number is 3487

We have served as the Company’s auditor since 2021.

TD HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$893,057	$4,311,068
Loans receivable from third parties	143,174,634	115,301,319
Due from related parties	-	11,358,373
Inventories, net	458,157	-
Other current assets	4,040,477	3,288,003
Total current assets	148,566,325	134,258,763

Non-Current Assets
Plant and equipment, net	6,370	2,872
Goodwill	160,213,550	71,028,283
Intangible assets, net	54,114,727	21,257,337
Right-of-use assets, net	196,826	888,978
Total non-current assets	214,531,473	93,177,470

Total Assets	$363,097,798	$227,436,233

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,269	$3,337,758
Bank borrowings	1,005,083	1,129,288
Third party loans payable	460,587	476,779
Advances from customers	437,148	5,221,874
Due to related parties	38,767,481	21,174
Income tax payable	11,634,987	8,441,531
Lease liabilities	116,170	310,665
Other current liabilities	5,348,646	4,297,793
Convertible promissory notes	4,208,141	3,562,158
Total current liabilities	61,979,512	26,799,020

Non-Current Liabilities
Deferred tax liabilities	3,059,953	4,178,238
Lease liabilities	84,164	586,620
Total non-current liabilities	3,144,117	4,764,858

Total liabilities	65,123,629	31,563,878

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 106,742,117and 27,634,830 shares issued and outstanding as of December 31, 2022 and 2021, respectively) *	106,742	27,635
Additional paid-in capital	344,295,992	224,900,948
Statutory surplus reserve	2,602,667	1,477,768
Accumulated deficit	(38,800,375)	(42,200,603)
Accumulated other comprehensive (loss)income	(8,984,925)	11,666,607
Total TD Shareholders’ Equity	299,220,101	195,872,355

Non-controlling interest	(1,245,932)	-
Total Shareholders’ Equity	297,974,169	195,872,355

Total Liabilities and Shareholders’ Equity	$363,097,798	$227,436,233

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2022 and 2021

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended
	December 31,
	2022	2021
Revenues
Sales of commodity products - third parties	$155,443,398	$173,904,016
Sales of commodity products - related parties	-	24,049,999
Supply chain management services - third parties	1,391,903	3,180,227
Total Revenues	156,835,301	201,134,242

Cost of revenues
Commodity product sales - third parties	(155,789,519)	(173,996,000)
Commodity product sales - related parties	-	(24,045,511)
Supply chain management services - third parties	(7,525)	(84,118)
Total operating costs	(155,797,044)	(198,125,629)

Gross profit	1,038,257	3,008,613

Operating expenses
Selling, general, and administrative expenses	(8,844,739)	(8,137,481)
Share-based payment for service	(44,000)	(1,836,442)
Total operating expenses	(8,888,739)	(9,973,923)

Other income (expenses), net
Interest income	17,035,200	10,079,776
Interest expenses	(523,980)	(313,965)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(1,212,617)	(1,463,883)
Other income (expense), net	59,088	(285,774)

Total other income, net	15,357,691	8,016,154

Net income from continuing operations before income taxes	7,507,209	1,050,844

Income tax expenses	(3,253,672)	(1,991,201)

Net income (loss)	4,253,537	(940,357)
Less: Net loss attributable to non-controlling interests	(271,590)	-
Net income(loss) attributable to TD Holdings, Inc.’s Stockholders	$4,525,127	$(940,357)

Other comprehensive income(loss)
Net income (loss)	$4,253,537	$(940,357)
Foreign currency translation adjustment	(20,651,532)	4,781,112
Comprehensive (loss) income	(16,397,995)	3,840,755
Less: Total comprehensive loss attributable to non-controlling interests	(271,590)	-
Comprehensive (loss) income attributable to TD Holdings, Inc.	(16,126,405)	3,840,755

Weighted Average Shares Outstanding-Basic	52,972,727	21,483,527
Weighted Average Shares Outstanding- Diluted	58,590,270	24,219,866

income (loss) per share- basic	$0.08	$(0.04)
income (loss) per share- diluted	$0.07	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

			Additional	Statutory		Accumulated other	Non-
	Common stock		paid-in	surplus	Accumulated	comprehensive	controlling	Total
	Shares	Amount	capital	reserve	deficit	income (loss)	interest	Equity
Balance as of December 31, 2020	15,826,241	$15,826	$151,470,558	$913,292	$(39,255,945)	$6,885,495	$-	$120,029,226
Issuance of common stocks in connection with private placements	10,000,000	10,000	62,290,000	-	-	-	-	62,300,000
Issuance of common stocks pursuant to exercise of warrants	311,778	312	1,447,013	-	(1,439,825)	-	-	7,500
Issuance of common stocks pursuant to registered direct offering	270,694	271	2,192,716	-	-	-	-	2,192,987
Share-based payment for service	28,000	28	1,836,414	-	-	-	-	1,836,442
Issuance of common stocks pursuant to exercise of convertible promissory notes	1,198,117	1,198	3,681,997	-	-	-	-	3,683,195
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	1,982,250	-	-	-	-	1,982,250
Appropriation of statutory reserve	-	-	-	564,476	(564,476)	-	-	-
Net income	-	-	-	-	(940,357)	-	-	(940,357)
Foreign currency translation adjustments	-	-	-	-	-	4,781,112	-	4,781,112
Balance as of December 31, 2021	27,634,830	$27,635	$224,900,948	$1,477,768	$(42,200,603)	$11,666,607	$-	$195,872,355
Issuance of common stocks in connection with private placements	74,420,000	74,420	114,345,580	-	-	-	-	114,420,000
Issuance of common stocks pursuant to exercise of warrants	4,687,287	4,687	4,136,464	-	-	-	-	4,141,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Appropriation of statutory reserve	-	-	-	1,124,899	(1,124,899)	-	-	-
Net income	-	-	-	-	4,525,127	-	(271,590)	4,253,537
Foreign currency translation adjustments	-	-	-	-	-	(20,651,532)	-	(20,651,532)
Acquisition of Tongdao Internet	-	-	-	-	-	-	(974,342)	(974,342)
Balance as of December 31, 2022	106,742,117	$106,742	$344,295,992	$2,602,667	$(38,800,375)	$(8,984,925)	$(1,245,932)	$297,974,169

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(Expressed in U.S. dollar)

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,253,537	$(940,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	2,885	622
Amortization of right-of-use lease assets	306,546	45,309
(Gain) loss on disposal of right-of-use lease assets	(20,092)	-
Amortization of intangible assets	4,630,169	3,927,961
Amortization of beneficial conversion feature of convertible promissory notes	1,212,617	489,000
Interest expense for convertible promissory notes	465,201	417,784
Amortization of discount on convertible promissory notes	434,333	-
Share-based payment for service	44,000	1,836,442
Standstill fee relating to convertible promissory notes	-	356,934
Monitoring fee relating to convertible promissory notes	263,982	-
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	-	1,463,883
Inventories impairment	17,540	-
Deferred tax liabilities	(792,114)	(825,945)
Changes in operating assets and liabilities, (net of assets and liabilities acquired and disposed):
Other current assets	1,830,247	5,558,942
Inventories	(491,943)	-
Prepayments	(456,052)	-
Due from related parties	(15,986)	(496,242)
Advances from customers	(4,497,189)	(4,170,261)
Due from third parties	(192,670)	(2,619,091)
Income tax payable	4,046,672	2,808,268
Due to related parties	(20,071)	(5,516,085)
Accounts payable	(3,162,561)	3,299,002
Other current liabilities	(3,507,517)	1,039,735
Lease liabilities	(41,152)	886,866
Due to third party loans payable	24,977	471,243
Net cash provided by operating activities	4,335,359	8,034,010

Cash Flows from Investing Activities:
Purchases of intangible assets	-	(5,115,803)
Purchases of plant and equipment	(6,700)	(3,469)
Purchases of operating lease assets	(250,171)	(923,964)
Investment in subsidiary, net of cash acquired	(96,638,468)	(15,579,946)
Payment made on loans to third parties	(109,106,926)	(108,800,053)
Collection of loans from third parties	70,150,111	13,504,542
Collection of loans from related parties	10,448,662	45,397,738
Investments in other investing activities	(134,254)	-
Net cash used in investing activities	(125,537,746)	(71,520,955)

Cash Flows from Financing Activities:

Repayments made on loans to third parties	(29,735)	(558,088)
Repayment made on loans to related parties	-	(1,901,724)
Proceeds from issuance of common stock under ATM transaction	-	2,192,989
Proceeds from issuance of common stock under private placement transactions	114,420,000	57,877,941
Proceeds from issuance of convertible promissory notes	3,000,000	6,500,000
Proceeds from exercise of warrants	-	7,500
Net cash provided by financing activities	117,390,265	64,118,618

Effect of Exchange Rate Changes on Cash	394,111	979,382

Net (Decrease)/Increase in Cash	(3,418,011)	1,611,055
Cash, Beginning of Year	4,311,068	2,700,013
Cash from continuing operations	$893,057	$4,311,068

Cash paid for interest expense	$83,496	$92,062
Cash paid for income taxes	$1,681	$75,416

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$250,171	$-
Issuance of common stocks in connection with conversion of convertible promissory notes	$4,730,150	$-
Issuance of common stocks in exchange of investments in one equity investee	$-	$1,439,826

The accompanying notes are an integral part of the consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

The Company conducts business through Shanghai Jianchi Supply chain Co.,Ltd, a subsidiary of the Company, which is engaged in the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services. The Company incorporated Hainan Jianchi Import and Export Co., Ltd, a subsidiary of Shanghai Jianchi, and Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, Hainan Baiyu Cross-border e-commerce Limited, a subsidiary of Tongdow HK, and Yangzhou Baiyu Cross-border e-commerce Limited, a subsidiary of Yangzhou Baiyu VC in 2022.

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company

Tongdow Block Chain Information Technology Company Limited (“Tongdow Block Chain”)	A Hong Kong company Incorporated on April 2, 2020 A holding company	100% owned by HC High BVI

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on March 28, 2007 A holding company	100% owned by HC High BVI

Tongdow E-trading Limited (“Tongdow HK”)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI

Shanghai Jianchi Supply Chain Company Limited (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by Tongdow Block Chain

Tongdow Hainan Digital Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB10 million) Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Shanghai Jianchi

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB10 million) with registered capital fully paid-up Engaged in commodity trading business and providing supply chain management services to customers	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB30 million) with registered capital of $736,506 (RMB5 million) paid-up Engaged in commodity trading business and providing supply chain management services to customers	A wholly owned subsidiary of Shenzhen Baiyu Jucheng

Shenzhen Tongdow Internet Technology Co., Ltd.(“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up Engaged in commodity trading business and providing supply chain management services to customers	65% owned by Shenzhen Baiyu Jucheng

Zhejiang Baiyu Lightweight New Material Co., Ltd.(“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million) Engaged in commodity trading business and providing supply chain management services to customers	100% owned by Yangzhou Baiyu

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The following diagram illustrates our corporate structure as of the December 31, 2022.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepayments and other current assets, net

Prepayment and other current assets, net, primarily consists of advances to suppliers for purchasing goods and the interest receivables. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired.

Inventories, net

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

Intangible assets

The Company’s intangible assets consist of customer relationships and software copyright, the customer relationships are generally recorded in connection with acquisitions at their fair value and the software copyrights are purchased in March 2021 and recorded in connection with Shenzhen Tongdow Internet Technology acquisition. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years for customer relationships, and 6.83 years for one software copyright purchased in March 2021 and 10 years for other software copyrights recorded in connection with Shenzhen Tongdow Internet Technology acquisition, to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

For the year ended December 31, 2022, the Company did not record an impairment loss against goodwill.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the year ended December 31, 2022, the Company did not record an impairment loss against intangible assets.

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

Borrowing costs are recognised in profit or loss using the effective interest method.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commodity distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from third party vendors compared with $3,180,227 for the year ended December 31, 2021.

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

Cost of revenue

Cost of revenue consists primarily of cost of inventories, logistics costs, expenses associated with the operation of the Company’s staff costs and other related incidental expenses that are directly attributable to the Company’s principal operations.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax position or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2022 and 2021. As of December 31, 2022, all of the Company’s income tax returns for the tax years ended December 31, 2017 through December 31, 2021 remain open for statutory examination by relevant tax authorities.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.	Significant acquisitions

1) Acquisition Of Shenzhen Tongdow Internet Technology Co., Ltd.

On October 17, 2022, Shenzhen Baiyu Jucheng, entered into a set of variable interest entity agreements with Shenzhen Tongdow Internet Technology Co., Ltd. (“Tongdow Internet Technology”) and Shanghai Zhuotaitong Industry Co., Ltd., the sole shareholder of Tongdow Internet Technology. On October 25, 2022, the parties completed the transaction. Upon the closing of the transaction, Shenzhen Baiyu Jucheng acquired 65% equity interest of Tongdow Internet Technology at a consideration of RMB650 million and has effective control over Tongdow Internet Technology’s management and operations. On the same date, Shenzhen Baiyu Jucheng fully repaid to Shanghai Zhuotaitong Industry Co., Ltd.

The transaction was accounted for as a business combination using the purchase method of accounting in accordance with ASC 805-10-20. The purchase price allocation of the transaction was determined by the Company with the assistance of an independent appraisal firm based on the fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Shenzhen Tongdow Internet Technology Co., Ltd. as of the acquisition date:

As of October 25, 2022
Cash and cash equivalents	$666
Other current assets	1,662,824
Intangible assets (software copyrights)	38,022,548
Other current liabilities	(42,469,872)
Non-controlling interest	974,342
Goodwill (Note 7)	92,505,479
Total purchase consideration	$90,695,987

Changes in the carrying amount of goodwill for the year ended December 31, 2022 consisted of the following:

As of December 31, 2021
Beginning balance	$92,505,479
Addition by the changes of foreign currency exchange rate	2,685,669
Goodwill (Note 7)	$95,191,148

The intangible assets mainly include are software copyrights purchased. Intangible assets with estimable service life are usually amortized by the straight-line method according to their estimated residual value within the estimated service life of 10 years. Amortization expenses of $743,373 related to the customers relationship was recorded for the year ended December 31, 2022. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2022 is as follows:

For the year ended December 31, 2022	Amortization expenses
2023	$4,460,237
2024	4,460,237
2025	4,460,237
2026	4,460,237
2027 and thereafter	21,929,498
$39,770,446

The goodwill of $92.51 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Tongdow Internet Technology. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2022, the Company did not note indicators of impairment and did not record an impairment against goodwill.

3.	SIGNIFICANT ACQUISITIONS (CONTINUED)

Deferred tax liabilities arose from the temporary difference of intangible assets acquired from the acquisition.

The amounts of revenue and net loss of Tongdow Internet Technology included in the Company’s consolidated statement of income and other comprehensive income (loss) from the acquisition date to December 31, 2022 are as follows:

From acquisition date to December 31, 2022
Net revenue	$-

Net income	$(775,970)

The following table presents the Company’s unaudited pro forma results for the years ended December 31, 2022 and 2021, respectively, as if the Tongdow Internet Technology was acquired on January 1, 2021. The unaudited pro forma financial information presented includes the effects of adjustments related to the amortization of acquired intangible assets, and excludes other non-recurring transaction costs directly associated with the acquisition such as legal and other professional service fees. Statutory rates were used to calculate income taxes.

	For the years ended December 31,
	2022		2021
Pro forma revenue	$156,857,770		$201,134,242
Pro forma net income (loss)	$363,259	(1)	(1,432,213	)(1)
Pro forma net income (loss) attributable to TD Holdings, Inc.	$1,996,447	(1)	(1,260,063	)(1)
Pro forma income (loss) per share - basic	$0.01		$(0.07)
Pro forma income (loss) per share - diluted	0.01		(0.06)
Weighted average shares - basic	52,972,727		21,483,527
Weighted average shares - diluted	58,590,270		24,219,866

(1)	Includes intangibles asset amortization expense of $4,460,237 and $387,561 for the years ended December 31, 2022 and 2021, respectively.

2)	ACQUISITION OF QIANHAI BAIYU

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

3.	SIGNIFICANT ACQUISITIONS (CONTINUED)

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Qianhai Baiyu as of the acquisition date:

As of October 26, 2020
Cash and cash equivalents	$287,129
Inventories	406,503
Prepayments	27,917,158
Other current assets	374,300
Intangible assets (customer relationship)	20,117,564
Bank borrowings	(1,653,247)
Advances from customers	(2,302,998)
Taxes payable	(4,173,333)
Other current liabilities	(2,703,477)
Deferred tax liabilities	(5,029,391)
Goodwill (Note 7)	69,322,325
Total purchase consideration	$102,562,533

Changes in the carrying amount of goodwill for the year ended December 31, 2022 consisted of the following:

As of December 31, 2022
Beginning balance as of October 26, 2020	$69,322,325
Addition by the changes of foreign currency exchange rate	(4,299,923)
Goodwill (Note 7)	$65,022,402

The intangible assets mainly include customer relationship of $20.1 million, with definite lives of 6.2 years. Amortization expenses of $3,059,953 related to the customers relationship was recorded for the year ended December 31, 2022. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2022 is as follows:

For the year ended December 31, 2022	Amortization expenses
2023	$3,059,953
2024	3,059,953
2025	3,059,953
2026	3,059,955
2027 and thereafter	-
Total:	$12,239,814

The goodwill of $69.3 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Qianhai Baiyu. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2022 and 2021, the Company did not note indicators of impairment and did not record an impairment against goodwill.

4.	LOANS RECEIVABLE FROM THIRD PARTIES

	December 31, 2022	December 31, 2021
Loan receivable from third parties	$143,174,634	$115,301,319

As of December 31, 2022, the Company has seventeen loan agreements compared with ten loan agreements on December 31, 2021. The Company provided loans aggregating $109,106,926 for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $80,598,773 during the year ended December 31, 2022. These loans will mature in May 2023 through November 2023, and charges interest rate of 10.95% per annum on these customers.

Interest income of $17,033,228 and $10,075,630 was recognized for years ended December 31, 2022 and 2021. As of December 31, 2022 and December 31, 2021, the Company recorded an interest receivable of $3,337,655 and $3,090,353 as reflected under “other current assets” in the audited condensed consolidated balance sheets.

As of December 31, 2022 and December 31,2021 there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

5.	INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc. that were purchased from third parties for resale to third party. Inventories consisted of the following:

	December 31, 2022	December 31, 2021

Aluminum ingots	$475,096	$-
Less: impairment for inventories	(16,939)	-
Inventories, net	$458,157	$-

For the years ended December 31, 2022 and 2021, the Company accrued impairment of $16,939 and $Nil respectively for impairment item.

6.	PLANT AND EQUIPMENT, NET

	December 31, 2022	December 31, 2021
Cost:
Office equipment	$9,747	$3,499
Accumulated depreciation:
Office equipment	$(3,377)	$(627)

Plant and equipment, net	$6,370	$2,872

Depreciation expense was $2,885, and currency translation difference was $135 for the year ended December 31, 2022.

Depreciation expense was $622, and currency translation difference was $5 for the year ended December 31, 2021.

7.	GOODWILL

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2021 were as follows:

	Acquisition of Qianhai Baiyu	Acquisition of Tongdow Internet Technology	Total

Balance as of December 31, 2020 (i)	$69,322,325	$-	$69,322,325
Additions	-	-	-
Foreign currency translation adjustments	1,705,958	-	1,705,958
Balance as of December 31, 2021	$71,028,283	$-	$71,028,283
Additions (ii)	-	92,505,479	92,505,479
Foreign currency translation adjustments	(6,005,881)	2,685,669	(3,320,212)
Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550

(i) The goodwill associated with the Baiyu Acquisition was initially recognized at the acquisition closing date on October 26, 2020 (Note 3).

(ii) During the year ended December 31, 2022, the goodwill associated with the Tongdow Internet Technology Acquisition was initially recognized at the acquisition closing date on October 17, 2022 (Note 3).

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. No impairment loss or other changes were recorded, except the influence of foreign currency translation for the years ended December 31, 2022 and 2021.

8.	INTANGIBLE ASSETS

	December 31, 2022	December 31, 2021
Gross carrying amount:
Customer relationships	$18,869,713	$20,612,639
Software copyright	47,813,227	5,175,902
Total	$66,682,940	$25,788,541
Accumulative amortization:
Customer relationships	$(6,629,899)	$(3,899,688)
Software copyright	(5,938,314)	(631,516)
Total	$(12,568,213)	$(4,531,204)

Intangible assets, net	$54,114,727	$21,257,337

The Company’s intangible assets consist of customer relationships and software copyright, the customer relationships are generally recorded in connection with acquisitions at their fair value and the software copyrights are purchased in March 2021 and recorded in connection with Shenzhen Tongdow Internet Technology acquisition. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives of 6.2 years for customer relationships, and 6.83 years for one software copyright purchased in March 2021 and 10 years for other software copyrights recorded in connection with Shenzhen Tongdow Internet Technology acquisition, to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For the years ended December 31, 2022 and 2021, the Company amortized $4,630,169 and $3,927,961 respectively.  No impairment loss was made against the intangible assets during the year ended December 31, 2022.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending December 31, 2022:	Amount
2023	$8,061,192
2024	8,061,192
2025	8,061,192
2026	8,061,192
2027	4,998,926
Thereafter	16,871,033
Total:	$54,114,727

9.	BANKS BORROWINGS

Bank borrowings represent the amounts due to various banks that are due within one year. As of December 31, 2021 and 2022, bank loans consisted of the following:

	December 31, 2022	December 31, 2021
Short-term bank loans:
Loan from Bank of Baosheng County Bank	$1,005,083	$1,129,288

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

10.	LEASES

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating lease was as follows:

	December 31, 2022	December 31, 2021

Right-of-use lease assets, net	$196,826	$888,978

Lease Liabilities-current	$116,170	$310,665
Lease liabilities-non current	84,164	586,620
Total	$200,334	$897,285

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of December 31, 2022:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.0
Weighted average discount rate	4.75%

For the years ended December 31, 2021 and 2022, the Company charged total amortization of right-of-use assets of $308,774 and $ 45,309, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2022:

Period ending December 31, 2022:	Amount
2023	$117,653
2024	89,011
Total lease payments	206,664
Less: imputed interest	6,330
Present value of lease liabilities	200,334

11.	OTHER CURRENT LIABILITIES

	December 31, 2022	December 31, 2021
Accrued payroll and benefit	$1,831,506	$1,265,106
Other tax payable	3,451,928	2,092,869
Others	65,212	939,818
	$5,348,646	$4,297,793

12.	CONVERTIBLE PROMISSORY NOTES

	December 31, 2022	December 31, 2021
Convertible promissory notes – principal	$4,053,982	$3,976,240
Convertible promissory notes – discount	(325,416)	(739,367)
Convertible promissory notes – interest	479,575	325,285
Convertible promissory notes, net	$4,208,141	$3,562,158

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note. The Company settled convertible promissory notes of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022, $125,000 on September 6, 2022, $125,000 on September 29, 2022, $125,000 on November 14, 2022, $125,000 on November 11, 2022 and $125,000 on December 16, 2022, respectively, and issued 328,947, 135,693, 125,603, 125,100, 125,100, 150,777, 151,684, 144,676, 148,583 and 148,399 shares of the Company’s Common Stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, September 12, 2022, October 13, 2022, November 7, 2022, November 15, 2022 and December 19, 2022, respectively, for the year ended December 31, 2022.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreements dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the note dated as of May 6, 2022 to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled a convertible promissory note of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022.

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

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $ 610,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the twelve months ended December 31, 2022, the Company has recognized the amortization of beneficial conversion feature $457,500, and $694,250 to profit. For the settled convertible promissory notes issued on March 4, 2021, the Company has recognized embedded beneficial conversion features $60,867 to profit for the twelve months ended December 31, 2022.

13.	EQUITY

Common stock issued in private placements

On November 5, 2021, the Company entered into a certain securities purchase agreement with Huiwen Hu, affiliates of the Company and Mr. Shuxiang Zhang, and certain other non-affiliate purchasers whom are “non-U.S. Persons”, pursuant to which the Company agreed to sell an aggregate of 13,000,000 shares of its common stock. The gross proceeds to the Company from the Common Stock Offering were $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company. The shares were issued on January 11,2022. The Company received proceeds of $45.5 million in January 2022.

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

Settlement and Restated Common Stock Purchase Agreement

On January 19, 2021, the Company entered into a common stock purchase agreement, with White Lion Capital, LLC, a Nevada limited liability company, and on September 13, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the investor. Pursuant to the Settlement Agreement, the Company and the investor agreed that on any trading day selected by the Company, provided that the closing price of the Company’s common stock, par value $0.001 per share, on the date of purchase notice is greater than or equal to $1.00 and there is an effective registration statement for the resale by the investor of the purchase notice shares, the Company has the right, but not the obligation, to present investor with a purchase notice, directing the investor to purchase up to certain amount shares of the Company’s Common Stock.

On December 12, 2022, the Company entered into a Settlement and Restated Common Stock Purchase Agreement (the “Restated Agreement”) with the investor. Pursuant to the Restated Agreement, in consideration for the investor’s execution and delivery of, and performance under the Restated Agreement, the Company agreed to issue to the investor 300,000 unregistered shares of Common Stock within five business days of execution of the Restated Agreement. In addition, within thirty days of the execution of the Restated Agreement, the Company shall deliver to the investor a purchase notice for 489,306 shares of Common Stock (the “First Purchase Notice”) at a purchase price of 80% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s Common Stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”). Within thirty days of the closing of the First Purchase Notice, the Company shall deliver to the investor a purchase notice for 200,000 purchase notice shares (the “Second Purchase Notice”) at the Purchase Price. Between the closing date of the Second Purchase Notice and the period ending on the earlier of (i) March 31, 2023 or (ii) the date on which the investor shall have purchased an aggregate of 2,889,306 purchase notice shares, the Company shall have the right, but not the obligation, to direct the Investor to purchase up to 1,900,000 purchase notice shares at which (i) the first 600,000 purchase notice shares shall be at the Purchase Price and (ii) any remaining purchase notice shares shall be at a purchase price of 85% of the lowest daily VWAP of the Company’s Common Stock during the valuation period as defined in the Restated Agreement.

13.	EQUITY (CONTINUED)

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled the convertible promissory notes issued on October 4, 2021 of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022, $125,000 on September 6, 2022, $125,000 on September 29, 2022, $125,000 on November 14, 2022, $125,000 on November 11, 2022 and $125,000 on December 16, 2022, respectively, and issued 328,947, 135,693, 125,603, 125,100, 125,100, 150,777, 151,684, 144,676, 148,583 and 148,399 shares of the Company’s Common Stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, September 12, 2022, October 13, 2022, November 7, 2022, November 15, 2022 and December 19, 2022, respectively, for the year ended December 31, 2022.

The Company settled the convertible promissory note issued on May 6, 2022 of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022.

Reverse stock split of common stock

On August 8, 2022, The Company completed a five (5) for one (1) Reverse Stock Split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share.

The Reverse Stock Split applied to the issued shares of the Company on the date of the Reverse Stock Split and does not have any retroactive effect on the Company’s shares prior to that date. However, for accounting purposes only, references to our ordinary shares in this quarterly report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

Common stocks issued for exercise of warrants by holders of warrants

Warrants

A summary of warrants activity for the year ended December 31, 2022 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2021	3,854,674	4.70 years	$7.15	-
Granted	-		-	-
Exercised	-		-	-
Balance of warrants outstanding and exercisable as of December 31, 2022	3,854,674	3.70 years	$7.15	-

As of December 31, 2022, the Company had 3,854,674 shares of warrants, among which 54,674 shares of warrants were issued to two individuals in private placements, and 3,800,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 3,800,000 shares of warrants, the Company issued warrants to investors to purchase a total of 3,800,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $5.75 per share.

The Warrants ended on December 31, 2022 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

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

As of December 31, 2022 and 2021, the Company’s PRC profit generating subsidiaries accrued statutory reserve funds of $2,602,667 and $1,477,567, respectively.

14.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended December 31,
	2022	2021
Net income(loss)	$4,253,537	$(940,357)

Weighted Average Shares Outstanding-Basic	52,972,727	21,483,527
Weighted Average Shares Outstanding- Diluted	58,590,270	24,219,866

Income (loss) per share- basic	$0.08	$(0.04)
Income (loss) per share- diluted	$0.07	$(0.04)

Basic income(loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2022 and 2021. The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was anti-dilutive.

	December 31, 2022	December 31, 2021
Warrants	3,854,674	3,854,674
	3,854,674	3,854,674

15.	INCOME TAXES

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

Income tax expenses consist of the following:

	For the Years Ended December 31,
	2022	2021
Current income tax expenses	$(4,045,786)	$(2,817,146)
Deferred income tax benefits	792,114	825,945
Income tax expenses	$(3,253,672)	$(1,991,201)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2022 and 2021.

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards in the PRC	$174,109	$41,595
Federal Net operating loss carryforwards in the U.S.	3,497,656	2,797,851
State Net operating loss carryforwards in the U.S.	2,165,215	1,732,003
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	1,276,065	307,415
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	642,600	-
Impairment of equity investment	86,100	-
Less: valuation allowance	(7,841,745)	(4,878,864)
	$-	$-
Deferred tax liabilities
Amortization of intangible assets acquired in business combination	$3,059,953	$4,178,238
	$3,059,953	$4,178,238

15.	INCOME TAXES (CONTINUED)

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2022	2021
PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	3.0%	32.1%
Effect of non-deductible expenses	0.0%	0.3%
Effect of valuation allowance for deferred tax assets	15.3%	132.1%
Effective tax rate	43.3%	189.5%

As of December 31, 2022 and 2021, the Company had U.S. domestic cumulative tax loss carryforwards of $16.7 million and $13.3 million, respectively, which may be available to reduce future income tax liabilities and will expire in the years 2027 through 2037. In addition, the Company had minimal PRC tax loss carryforwards will expire beginning year 2022 to year 2026.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. Full valuation allowance of $7,841,745 was recorded against deferred tax assets.

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

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of TD Holdings Inc

16.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of December 31, 2022 and 2021, the balances with related parties were as follows:

-	Due from related parties

	December 31, 2022	December 31, 2021
Yunfeihu (i)	$-	$11,358,373
Total due from related parties	$-	$11,358,373

(i)	The balance due from Yunfeihu represented loans provided to the related party. Both the principal and interest have been due in May 2022, with an interest rate of 10.95% per annum.

-	Due to related parties

	December 31, 2022	December 31, 2021
TD E-commerce	$38,767,481	$-
Other related parties	-	21,174
Total due to related parties	$38,767,481	$21,174

16.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

3)	Transactions with related parties

Revenues generated from related parties

For the years ended December 31, 2022 and 2021, the Company generated revenues from below related party customers:

	For the Years Ended December 31,
	2022	2021
Revenue from sales of commodity products
Yunfeihu	$-	$22,403,309
Yangzhou TD	-	1,646,690
Total revenues generated from related parties	$-	$24,049,999

Purchases from related parties

For the years ended December 31, 2022 and 2021, the Company purchased commodity products from below related party vendors:

	For the Years Ended December 31,
	2022	2021
Purchase of commodity products
Yangzhou TD	$-	$7,998,963
Yunfeihu	-	1,643,472
TD International Trade	-	1,124,753
Hainan TD	-	3,700,921
Zhejiang TD	-	7,974,703
	$-	$22,442,812

17.	COMMITMENTS AND CONTINGENCIES

1)	Contingencies

a	2015 Derivative Action

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

1)	Commitments

a	Non-cancellable operating leases

The following table sets forth our contractual obligations as of December 31, 2022:

	Payment due by December 31
	Total	2023	2024	2025
Operating lease commitments for property management expenses under lease agreement	25,133	13,093	12,040	-

17.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2)	Contingencies (continued)

c.	2018 Court Matter with Shanghai Nonobank Financial Information Service Co. Ltd.

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

18.	RISKS AND UNCERTAINTIES

1)	Credit risk

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

18.	RISKS AND UNCERTAINTIES (CONTINUED)

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	December 31,
	2022	2021
Balance sheet items, except for equity accounts	6.9646	6.3757

	For the years ended December 31,
	2022	2021
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.7261	6.4506

19.	SUBSEQUENT EVENTS

(1)	Settlement of Convertible Promissory Notes

The Company settled convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $200,000 on January 18, 2023, $250,000 on February 2, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023 and $250,000 on March 2, 2023, respectively and issued 148,399, 147,824, 147,475, 235,960, 292,987, 234,389, 205,090, 292,987 and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, January 19, 2023, February 3, 2023, February 6, 2023, February 8, 2023, February 15, 2023 and March 2, 2023, respectively.

(2)	January Private Placement

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, pursuant to which the Company agreed to sell an aggregate of 35,000,000 shares of its common stock, at a purchase price of $1.21 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE was $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

(3)	Settlement of Restated Agreement

The Company issued to White Lion Capital, LLC 489,306 shares of the Company’s common stock on January 20, 2023 at a purchase price of 80% of the lowest daily volume-weighted average price of the Company’s common stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”) and issued 200,000 shares of the Company’s common stock on February 1, 2023 at the Purchase Price, pursuant to the Restated Agreement dated December 12, 2022. The Company received relevant proceeds of $400,182.47 and $158,890.50, respectively, in 2023.