Form 10-Q
period 2023-03-31
TD Holdings, Inc.
filed 2023-05-12
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

25th Floor, Block C, Tairan Building

No. 31 Tairan 8th Road, Futian District, Shenzhen, Guangdong, PRC

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 6, 2023, 145,198,470 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2023 and December 31, 2022

(Expressed in U.S. dollars, except for the number of shares)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,981,012	$893,057
Loans receivable from third parties	191,630,240	143,174,634
Other current assets	4,991,860	4,040,477
Inventories, net	415,718	458,157
Total current assets	199,018,830	148,566,325

Non-Current Assets
Plant and equipment, net	5,239	6,370
Goodwill	162,379,512	160,213,550
Intangible assets, net	52,803,772	54,114,727
Right-of-use assets, net	168,458	196,826
Total non-current assets	215,356,981	214,531,473

Total Assets	$414,375,811	$363,097,798

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$-	$1,269
Bank borrowings	1,018,671	1,005,083
Third party loans payable	472,842	460,587
Contract liabilities	18,395	437,148
Income tax payable	12,835,992	11,634,987
Lease liabilities	109,977	116,170
Other current liabilities	5,654,669	5,348,646
Convertible promissory notes	4,635,456	4,208,141
Total current liabilities	24,746,002	23,212,031

Non-Current Liabilities
Due to related party	39,291,587	38,767,481
Deferred tax liabilities	2,907,489	3,059,953
Lease liabilities	62,396	84,164
Total non-current liabilities	42,261,472	41,911,598

Total liabilities	67,007,474	65,123,629

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 144,841,328 and 106,742,117 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)*	144,841	106,742
Additional paid-in capital	390,154,966	344,295,992
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(37,950,132)	(38,800,375)
Accumulated other comprehensive income	(5,939,107)	(8,984,925)
Total TD Shareholders’ Equity	349,013,235	299,220,101

Non-controlling interest	(1,644,898)	(1,245,932)
Total Equity	347,368,337	297,974,169

Total Liabilities and Equity	$414,375,811	$363,097,798

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2023 and 2022

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2023	2022

Revenues
- Sales of commodity products – third parties	$34,571,288	$47,583,965
- Supply chain management services – third parties	6,350	575,151
Total revenue	34,577,638	48,159,116

Cost of revenues
- Commodity product sales-third parties	(34,653,239)	(47,590,576)
- Supply chain management services-third parties	(40)	(11,602)
Total operating costs	(34,653,279)	(47,602,178)

Gross (loss)/profit	(75,641)	556,938

Operating expenses
Selling, general, and administrative expenses	(2,743,061)	(2,247,707)
Total operating expenses	(2,743,061)	(2,247,707)

Net Operating Loss	(2,818,702)	(1,690,769)

Other income (expenses), net
Interest income	4,449,000	4,390,341
Interest expenses	(109,987)	(110,326)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(220,652)	(213,367)
Other income, net	4,523	95,709
Total other income, net	4,122,884	4,162,357

Net income before income taxes	1,304,182	2,471,588

Income tax expenses	(852,905)	(877,731)

Net income	451,277	1,593,857
Less: Net loss attributable to non-controlling interests	(398,966)	-
Net income attributable to TD Holdings, Inc.’s Stockholders	850,243	1,593,857

Comprehensive Income
Net income	451,277	1,593,857
Foreign currency translation adjustments	3,045,818	881,196
Comprehensive Income	$3,497,095	$2,475,053
Less: Total comprehensive loss attributable to non-controlling interests	(398,966)	-
Comprehensive income attributable to TD Holdings, Inc.’s Stockholders	$3,896,061	$2,475,053

Income per share - basic and diluted
Continuing Operation- income per share – basic*	$0.00	$0.04
Continuing Operation- income per share –diluted*	$0.00	$0.04
Weighted Average Shares Outstanding-Basic*	140,045,132	39,688,232
Weighted Average Shares Outstanding- Diluted*	148,121,900	42,710,590

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non-controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income(loss)	interests	Equity
Balance as of December 31, 2021	27,634,830	$27,635	$224,900,948	$(42,200,603)	1,477,768	$11,666,607	$-	$195,872,355
Issuance of common stocks in connection with private placements	13,000,000	13,000	45,487,000	-	-	-	-	45,500,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	1,965,549	1,965	1,802,855	-	-	-	-	1,804,820
Net income	-	-	-	1,593,857	-	-	-	1,593,857
Foreign currency translation adjustments	-	-	-	-	-	881,196	-	881,196
Balance as of March 31, 2022	42,600,379	$42,600	$272,190,803	$(40,606,746)	1,477,768	$12,547,803	-	$245,652,228

Balance as of December 31, 2022	106,742,117	$106,742	$344,295,992	$(38,800,375)	2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	35,000,000	35,000	42,315,000	-	-	-	-	42,350,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	2,409,900	2,410	2,072,590	-	-	-	-	2,075,000
Issuance of common stocks pursuant to ATM transaction	689,306	689	558,384	-	-	-	-	559,073
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income (loss)	-	-	-	850,243	-	-	(398,966)	451,277
Foreign currency translation adjustments	-	-	-	-	-	3,045,818		3,045,818
Balance as of March 31, 2023	144,841,323	$144,841	$390,154,966	$(37,950,132)	2,602,667	$(5,939,107)	$(1,644,898)	$347,368,337

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$451,277	$1,593,857
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	1,215	3,217
Amortization of intangible assets	2,049,732	1,029,186
Amortization of right of use assets	30,846	76,983
Amortization of discount on convertible promissory notes	93,333	111,000
Interest expense for convertible promissory notes	101,330	93,285
Amortization of beneficial conversion feature of convertible promissory notes	220,652	213,367
Monitoring fee relating to convertible promissory notes	-	69,685
Deferred tax liabilities	(194,515)	(209,744)
Inventories impairment	(17,229)	-
Escrow account receivable	-	(54,985)
Inventories	66,033	(133,810)
Other current assets	(24,222)	(29,775)
Prepayments	447,960	(1,891,842)
Contract liabilities	(426,158)	1,900,456
Due to related parties	-	(21,259)
Due from third parties	(628,474)	(481,816)
Due from related parties	(685,488)	28,897
Accounts payable	(1,291)	(116,078)
Income tax payable	1,047,382	1,085,694
Other current liabilities	259,083	499,661
Lease liabilities	(30,476)	(19,734)
Due to third party loans payable	6,050	6,523
Net cash provided by operating activities	2,767,040	3,752,768
Cash Flows from Investing Activities:
Purchases of plant and equipment	-	(5,039)
Purchases of operating lease assets	-	(58,617)
Loans made to third parties	(46,678,620)	(60,177,853)
Collection of loans from related parties	-	11,066,822
Investments in other investing activities	(10,707)	(828,601)
Net cash used in investing activities	(46,689,327)	(50,003,288)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	559,073	-
Proceeds from issuance of common stock under private placement transactions	42,350,000	45,500,000
Proceeds from convertible promissory notes	3,000,000	-
Net cash provided by financing activities	45,909,073	45,500,000

Effect of exchange rate changes on cash and cash equivalents	(898,831)	13,794

Net increase/(decrease) in cash and cash equivalents	1,087,955	(736,726)
Cash and cash equivalents at beginning of period	893,057	4,311,068
Cash and cash equivalents at end of period	$1,981,012	$3,574,342

Supplemental Cash Flow Information
Cash paid for interest expenses	$19,934	$22,109
Cash paid for income taxes	$-	$1,781

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$58,617
Issuance of common stocks in connection with conversion of convertible promissory notes	$2,988,000	$1,804,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1. ORGANIZATION AND BUSINESS DESCRIPTION

The Company primarily conducts business through Shenzhen Baiyu Jucheng Data Technology Co., Ltd., Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., Hainan Jianchi Import and Export Co., Ltd., and Shenzhen Tongdow Internet Technology Co., Ltd. to offer the commodity trading business and providing supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services.

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company

TD Internet of Things Technology Company Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A Hong Kong company Incorporated on February 14, 2020 A holding company	100% owned by HC High BVI

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI

Tongdow E-trade Limited (“Tongdow HK”)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI

Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology

Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB10 million)	A wholly owned subsidiary of Shanghai Jianchi

Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB10 million) with registered capital fully paid-up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB30 million) with registered capital of $736,506 (RMB5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng

Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng

Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK

Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture

Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce

The following diagram illustrates our corporate structure as of March 31, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 previously filed with the SEC on March 10, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2023 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

(b) Use of estimates

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

(c) Foreign currency translation

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

(d) Convertible promissory notes

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

(e) Beneficial conversion feature

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

(f) Recent accounting pronouncement

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Group is currently evaluating the impact of the new guidance on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Group does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows..

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	March 31, 2023	December 31, 2022

Loans receivable from third parties	$191,630,240	$143,174,634

As of March 31, 2023, the Company has thirteen loan agreements compared with eleven loan agreements on December 31, 2022. The Company provided loans aggregating $46,678,620 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $nil during the three months ended March 31, 2023. These loans will mature from May 2023 through January 2024, and charge an interest rate of 10.95% per annum on these customers. The company has the right to pledge account receivable or inventory.

Interest income of $4,448,860 and $4,389,547 was accrued for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded an interest receivable of $4,692,132 and $3,337,655 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of March 31, 2023 and December 31,2022, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	March 31, 2023	December 31, 2022

Aluminum ingots	$415,718	$475,096
Less: impairment for inventories	-	(16,939)
Inventories, net	$415,718	$458,157

For the three months ended March 31, 2023, the Company charged back impairment of $16,939 as the impaired inventories have been sold.

5. PLANT AND EQUIPMENT, NET

	March 31, 2023	December 31, 2022
Cost:
Office equipment	$9,867	$9,747
Accumulated depreciation:
Office equipment	$(4,628)	$(3,377)
Plant and equipment, net	$5,239	$6,370

Depreciation expense was $1,215, and currency translation difference was $36 for the three months ended March 31, 2023. Depreciation expense was $3,217, and currency translation difference was $4 for the year ended March 31, 2022.

6. GOODWILL

Changes in the carrying amount of goodwill by segment for the years ended March 31, 2023 and December 31, 2022 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2020 (i)	$69,322,325	$-	$69,322,325
Foreign currency translation adjustments	1,705,958	-	1,705,958
Balance as of December 31, 2021	$71,028,283	$-	$71,028,283
Additions (ii)	-	92,505,479	92,505,479
Foreign currency translation adjustments	(6,005,881)	2,685,669	(3,320,212)
Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	879,052	1,286,910	2,165,962
Balance as of March 31, 2023	$65,901,454	$96,478,058	$162,379,512

(i)	The goodwill associated with the Baiyu acquisition was initially recognized at the acquisition closing date on October 26, 2020.

(ii)	During the year ended December 31, 2022, the goodwill associated with the Tongdow Internet Technology acquisition was initially recognized at the acquisition closing date on October 17, 2022.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the three months ended March 31, 2023 and the year ended December 31, 2022.

7. INTANGIBLE ASSETS

	March 31, 2023	December 31, 2022
Customer relationships	$19,124,816	$18,869,713
Software copyright	48,459,625	47,813,227
Total	67,584,441	66,682,940

Less: accumulative amortization	(14,780,669)	(12,568,213)
Intangible assets, net	$52,803,772	$54,114,727

The Company’s intangible assets consist of customer relationships and software copyrights. Customer relationships are generally recorded in connection with acquisitions at their fair value, one kind of software copyright was purchased in March 2021 and the other kind of software copyright was recorded in connection with the contractual arrangement with Shenzhen Tongdow Internet Technology Co., Ltd. in October 2022. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives: 6.2 years for customer relationships, 6.83 years for one kind of software copyright purchased in March 2021 and 10 years for the other kind of software copyright recorded in connection with the contractual arrangement with Shenzhen Tongdow Internet Technology Co., Ltd, to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Amortization expense for the three months ended March 31, 2023 and the year ended December 31, 2022 was $2,049,732 and $4,630,169, respectively. The currency translation difference was $162,724 for the three months ended March 31, 2023.

No impairment loss was made against the intangible assets during the three months ended March 31, 2023.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending March 31, 2023:	Amount
current year	$6,127,630
2024	8,170,173
2025	8,170,173
2026	8,170,173
2027	5,068,851
Thereafter	17,096,772
Total:	$52,803,772

8. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of March 31, 2023 and December 31, 2022, bank loans consisted of the following:

	March 31, 2023	December 31, 2022
Short-term bank loans:
Loan from Baosheng County Bank	$1,018,671	$1,005,083

In August 2022, Qianhai Baiyu entered into five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity date of August 2023. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

9. LEASES

The Company leases two offices under non-cancelable operating leases, one lease with terms of 38 months and the other lease with terms of 24 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities. The amortization of right-of-use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	March 31, 2023	December 31, 2022

Right-of-use lease assets, net	$168,458	$196,826

Lease Liabilities-current	$109,977	$116,170
Lease liabilities-non current	62,396	84,164
Total	$172,373	$200,334

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of March 31, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.42-1.7567
Weighted average discount rate	4.75%-5.00%

For the three months ended March 31, 2023 and 2022, the Company charged total amortization of right-of-use assets of $30,846 and $76,983 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of March 31, 2023:

Period ended March 31, 2023:	Amount
current year	$86,655
2024	90,215
Total lease payments	176,870
Less: imputed interest	4,497
Present value of lease liabilities	172,373

10. OTHER CURRENT LIABILITIES

	March 31, 2023	December 31, 2022
Accrued payroll and benefit	$1,836,138	$1,831,506
Other tax payable	3,800,891	3,451,928
Others	17,640	65,212
Total	$5,654,669	$5,348,646

11. CONVERTIBLE PROMISSORY NOTES

	March 31, 2023	December 31, 2022
Convertible promissory notes – principal	$5,298,982	$4,053,982
Convertible promissory notes – discount	(1,244,431)	(325,416)
Convertible promissory notes – interest	580,905	479,575
Convertible promissory notes, net	$4,635,456	$4,208,141

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the note. The Company settled convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, respectively, and issued 147,824, 147,475, 292,987, and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, and March 2, 2023, respectively for the three months ended March 31, 2023.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the note dated as of May 6, 2022 to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, and March 29, 2023, respectively for the three months ended March 31, 2023.

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Investor, pursuant to which the Company issued an unsecured convertible promissory to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note.

The above three unsettled convertible promissory notes have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the Note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to a maximum monthly redemption amount of $250,000, $375,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreement, the Company shall recognize embedded beneficial conversion features three months after commitment date of $610,000, $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in twelve months until the notes will be settled. For the year ended December 31, 2022, the Company has recognized the amortization of beneficial conversion feature $457,500, and $694,250 to profit for the convertible promissory notes on October 4, 2021 and on May 6, 2022. For the three months ended March 31, 2023, the Company has recognized the amortization of beneficial conversion feature of $nil, $182,610 and $38,042 to profit for the above three convertible promissory notes.

12. EQUITY

Common stock issued in private placements

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 35,000,000 shares of its common stock, at a purchase price of $1.21 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled the convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $200,000 on January 18, 2023, $250,000 on February 2, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, and $250,000 on March 2, 2023, respectively, and issued 148,399, 147,824, 147,475, 235,960, 292,987, 234,389, 205,090, 292,987, and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, January 19, 2023, February 3, 2023, February 6, 2023, February 8, 2023, February 15, 2023, and March 2, 2023, respectively.

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

Settlement and Restated Common Stock Purchase Agreement

On January 19, 2021, the Company entered into a common stock purchase agreement, with White Lion Capital, LLC, a Nevada limited liability company (the “investor”), and on September 13, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the investor. Pursuant to the Settlement Agreement, the Company and the investor agreed that on any trading day selected by the Company, provided that the closing price of the Company’s common stock, par value $0.001 per share, on the date of purchase notice is greater than or equal to $1.00 and there is an effective registration statement for the resale by the investor of the purchase notice shares, the Company has the right, but not the obligation, to present the investor with a purchase notice, directing the investor to purchase up to certain amount shares of the Company’s Common Stock.

On December 12, 2022, the Company entered into a Settlement and Restated Common Stock Purchase Agreement (the “Restated Agreement”) with White Lion Capital, LLC (the “investor”). Pursuant to the Restated Agreement, in consideration for the investor’s execution and delivery of, and performance under the Restated Agreement, the Company agreed to issue to the investor 300,000 unregistered shares of Common Stock within five business days of execution of the Restated Agreement. In addition, within thirty days of the execution of the Restated Agreement, the Company shall deliver to the investor a purchase notice for 489,306 shares of Common Stock (the “First Purchase Notice”) at a purchase price of 80% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s Common Stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”). Within thirty days of the closing of the First Purchase Notice, the Company shall deliver to the investor a purchase notice for 200,000 purchase notice shares (the “Second Purchase Notice”) at the Purchase Price. Between the closing date of the Second Purchase Notice and the period ending on the earlier of (i) March 31, 2023 or (ii) the date on which the investor shall have purchased an aggregate of 2,889,306 purchase notice shares, the Company shall have the right, but not the obligation, to direct the Investor to purchase up to 1,900,000 purchase notice shares at which (i) the first 600,000 purchase notice shares shall be at the Purchase Price and (ii) any remaining purchase notice shares shall be at a purchase price of 85% of the lowest daily VWAP of the Company’s Common Stock during the valuation period as defined in the Restated Agreement.

According to the agreement, the company has issued 478,468 and 200,000 shares of common stock on January 20 2023 and February 1 2023, and received proceeds of $400,182 and $158,891 in January 2023 and February 2023.

Warrants

A summary of warrants activity for the three months ended March 31, 2023 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2022	3,854,674	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	$-	-
Balance of warrants outstanding as of March 31, 2023	3,854,674	3.45 years	$7.15	-

As of March 31, 2023, the Company had 3,854,674 shares of warrants, among which 54,674 shares of warrants were issued to two individuals in private placements, and 3,800,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 3,800,000 shares of warrants, the Company issued warrants to investors to purchase a total of 3,800,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $5.75 per share.

The Warrants ended on March 31, 2023 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

13. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of March 31, 2023, the principal amount and interest expense of convertible promissory notes are $5,298,982 and $580,905. Total obligations of $5,879,887 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2023 and 2022 respectively:

	For the Three Months Ended March 31,
	2023	2022

Net income	$451,277	$1,593,857

Weighted Average Shares Outstanding-Basic	140,045,132	39,688,232
Weighted Average Shares Outstanding- Diluted	148,121,900	42,710,590
Net income per share - basic and diluted
Net income per share – basic	$0.00	$0.04
Net income per share – diluted	$0.00	$0.04

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets of $8,184,605 and $7,841,745, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2023.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2023 and 2022, the Company had current income tax expenses of $1,047,420 and $1,087,475, respectively, and deferred income tax of $194,515 and $209,744 in the connection of intangible assets generated from Baiyu acquisition, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2023 and December 31, 2022, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by TD E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Ningbo Xinwurong Supply Chain Management Co., Ltd. (Formerly named: Tongdow (Zhejiang) Supply Chain Management Co., Ltd.) (“Zhejiang TD”)*	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co., Ltd. (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd. (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of TD Holdings Inc.

*	Deregistered on March 24, 2023.

2)	Balances with related parties

-	Due to related party

	March 31, 2023	December 31, 2022

TD E-commerce	$39,291,587	$38,767,481
Total due to related party	$39,291,587	$38,767,481

The amount due to related parties are non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next 12 months.

16. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of March 31, 2023：

	Payment due by March 31
	Total	2023	2024	2025
Operating lease commitments for property management expenses under lease agreements	$22,220	$13,270	$8,950	$-

2)	Contingencies

None.

17. Risks and uncertainties

(1) Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of March 31, 2023, approximately $0.24 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	December 31,
	2023	2022
Balance sheet items, except for equity accounts	6.8717	6.9646

	For the three months ended March 31,
	2023	2022
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.8476	6.3504

(4) Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

18. SUBSEQUENT EVENTS

(1)	Settlement of Convertible Promissory Note

The Company settled convertible promissory note of $250,000 on April 5, 2023, and issued 357,142 shares of the Company’s common stock on April 10, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2023, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the three months ended March 31, 2023, the Company recorded revenue of $34,571,288 from its commodities trading business and $6,350 from its supply chain management services, respectively.

The Company sources bulk commodity products from non-ferrous metals and mines or its designated distributors and then sells to manufacturers that need these metals in large quantities. The Company works with upstream suppliers in the sourcing of commodities. Major suppliers include various metal and mineral suppliers such as Xiamen Huarui Zhongying Trading Co., Ltd., Ningbo Dajian Metal Materials Co., Ltd., Shenzhen Fuying Industrial Co., Ltd. and Qingdao Jikai New Material Technology Co., Ltd. Potential customers include companies such as Hainan Lisheng Supply Chain Management Co., Ltd., Shenzhen Jintongyuan Supply Chain Management Co., Ltd., Shenzhen Fuxinbao Supply Chain Management Co., Ltd. and Shenzhen Jingdexuan Trading Co., Ltd.

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the three months ended March 31, 2023, the Company generated revenue from supply chain management services of $6,350 from four third-party customers, compared with a commodity distribution services revenue of $575,151 with twelve third-party customers for the same period in 2022.

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

Results of Operations

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenues
- Sales of commodity products – third parties	$34,571,288	$47,583,965	$(13,012,677)	(27)%
- Supply chain management services	6,350	575,151	(568,801)	(99)%
Total Revenues	34,577,638	48,159,116	(13,581,478)	(28)%

Cost of revenues
- Commodity product sales – third parties	(34,653,239)	(47,590,576)	12,937,337	(27)%
- Supply chain management services	(40)	(11,602)	11,562	(100)%
Total operating cost	(34,653,279)	(47,602,178)	12,948,899	(27)%

Gross (loss)/ profit	(75,641)	556,938	(632,579)	(114)%

Operating expenses
Selling, general, and administrative expenses	(2,743,061)	(2,247,707)	(495,354)	22%
Total operating expenses	(2,743,061)	(2,247,707)	(495,354)	22%

Other income, net
Interest income	4,449,000	4,390,341	58,659	1%
Interest expenses	(109,987)	(110,326)	339	0%
Amortization of beneficial conversion feature relating to convertible promissory notes	(220,652)	(213,367)	(7,285)	3%
Other income, net	4,523	95,709	(91,186)	(95)%
Total other income, net	4,122,884	4,162,357	(39,473)	(1)%

Net income before income taxes	1,304,182	2,471,588	(1,167,406)	(47)%

Income tax expenses	(852,905)	(877,731)	24,826	(3)%
Net income	$451,277	$1,593,857	$(1,142,580)	(72)%

Revenue

For the three months ended March 31, 2023, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services. Total revenue decreased by $13,581,478 or 28%, from $48,159,116 for the three months ended March 31, 2022 to $34,577,638 for the three months ended March 31, 2023, among which almost all of our revenue was generated from sales of commodity products for the three months ended March 31, 2023. For the three months ended March 31, 2022, 98.8% of our revenue was generated from sales of commodity products and 1.2% was from supply chain management services.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2023, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2022, and earned revenues when the product ownership was transferred to its customers.

The Company earned revenues of $34,571,288 from sales of commodity products for the three months ended March 31, 2023 compared with $47,583,965 for the three months ended March 31, 2022, with a decrease of $13,012,677 or 27%. The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as the depreciation of RMB against USD for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.The extent to which COVID-19 affects our future results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

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

For the three months ended March 31, 2023, the Company recorded revenue of $6,350 from supply chain management services to third-party customers compared with $575,151 to third-party customers for the same period in 2022. The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as less customers in the fiere competition.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue decreased by $12,948,899 or 27% from $47,602,178 for the three months ended March 31, 2022 to $34,653,279 for the three months ended March 31, 2023, due to the decrease in the cost of revenue associated with commodity product sales.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the three months ended March 31, 2023, the Company purchased non-ferrous metal products of $34,653,239 from eleven third-party suppliers.

For the three months ended March 31, 2022, the Company purchased non-ferrous metal products of $47,590,576 from twelve third-party suppliers.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $2,247,707 for the three months ended March 31, 2022 to $2,743,061 for the three months ended March 31, 2023, representing an increase of $495,354, or 22%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The increase was mainly attributable to: (i) amortization of intangible assets of $2,049,732 compared with $1,029,186 for the three months ended March 31, 2022, as the company acquired a software copyright of original amount of RMB300 million in connection with the contractual arrangement with Shenzhen Tongdow Internet Technology Co., Ltd. on October 25, 2022, which contributed $1,095,274 to selling, general, and administrative expenses for the three months ended March 31, 2022.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended March 31, 2023, interest income was $4,449,000 representing an increase of $58,659, or 1% from $4,390,341 for the three months ended March 31, 2022.There was no big change for the three months ended March 31, 2023 between the same period in 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the three months ended March 31, 2023, the item represented the amortization of the beneficial conversion feature of $220,652 of the two convertible promissory notes issued on May 6, 2022 and March 13, 2023.

For the three months ended March 31, 2022, the item represented the amortization of the beneficial conversion feature of $213,367 of the three convertible promissory notes issued on January 6, 2021, March 4, 2021 and October 4, 2021.

Net income

As a result of the foregoing, net income for the three months ended March 31, 2023 was $451,277, representing a decrease of $1,142,580 from $1,593,857 for the three months ended March 31, 2022.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2023, the Company reported cash inflows of $2,767,040 from operating activities. As of March 31, 2023, the Company has positive working capital of approximately $174 million.

During the three months ended March 31, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from certain private placements by the issuance of 35,000,000 shares of common stock, cash raised of $559,073 from a registered direct offering by the issuance of 689,306 shares of common stocks, cash raised of $3,000,000 from the issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodities trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2023 and 2022, respectively:

	For the three months Ended March 31,
	2023	2022
Net Cash Provided by Operating Activities	$2,767,040	$3,752,768
Net Cash Used in Investing Activities	(46,689,327)	(50,003,288)
Net Cash Provided by Financing Activities	45,909,073	45,500,000
Effect of exchange rate changes on cash and cash equivalents	(898,831)	13,794
Net increase/(decrease) in cash and cash equivalents	1,087,955	(736,726)
Cash and cash equivalents at beginning of period	893,057	4,311,068
Cash and cash equivalents at end of period	$1,981,012	$3,574,342

Net Cash Provided by Operating Activities

During the three months ended March 31, 2023, we had a cash inflow from operating activities of $2,767,040, a decrease of $985,728 from a cash inflow of $3,752,768 for the three months ended March 31, 2022. We incurred a net profit for the three months ended March 31, 2023 of $451,277, a decrease of $1,142,580 from the three months ended March 31, 2022, during which we recorded a net profit of $1,593,857.

In addition to the change in profitability, the decrease in net cash provided by operating activities was the result of several factors, including:

●	Non-cash effects adjustments include amortization of beneficial conversion feature of convertible promissory notes of $220,652, amortization of intangible assets of $2,049,732, accrual convertible interest expense of $101,330 and amortization of discount on convertible promissory notes of $93,333.

●	An increase of $447,960 of prepayments due to a purchase payment in advance to store goods to cope with the competitive market.

●	A decrease of $628,474 due from third parties and a decrease of $685,488 due from related parties due to a prepayment to third party and related parties for commodity purchase.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $46,689,327 as compared to net cash used in investing activities of $50,003,288 for the three months ended March 31, 2022.

The cash used in investing activities for the three months ended March 31, 2023 was mainly for the loans disbursed to third parties of $46,678,620.

The cash used in investing activities for the three months ended March 31, 2022 was for the loans disbursed to third parties of $60,177,853, partly offset by the collection of loans from related parties of $11,066,822.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from certain private placements by the issuance of 35,000,000 shares of common stocks, cash raised of $559,073 from a registered direct offering by the issuance of 689,306 shares of common stocks, cash raised of $3,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000.

During the three months ended March 31, 2022, the Company entered into private placement agreements with certain private investors and issued 65,000,000 shares of common stock at $0.7 per share for $45,500,000.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

As of March 31, 2023, the Company had two lease arrangements with two unrelated third parties with a monthly rental fee of approximately $10,882. One lease term was within 24 months, which will be due in November 2023. The other one was within 24 months, which will be due in August 2023. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$179,105	$112,600	$66,505	$-
Total	$179,105	$112,600	$66,505	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

Climate Change

The Company does not believe that climate change or regulations adopted to mitigate the consequences of climate change will have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2023 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of March 31, 2023, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 10, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, respectively, and issued 147,824, 147,475, 292,987, and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, and March 2, 2023, respectively for the three months ended March 31, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, and March 29, 2023, respectively for the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
10.1*	Form of Common Stock Purchase Agreement, dated January 9, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2023
10.2*	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated March 13, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 14, 2023
10.3*	Convertible Promissory Note dated March 13, 2023, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 14, 2023
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD HOLDINGS, INC.

Date: May 12, 2023	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)