Form 10-Q
period 2023-06-30
TD Holdings, Inc.
filed 2023-08-11
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 184,407,446 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and December 31, 2022

(Expressed in U.S. dollars, except for the number of shares)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,278,781	$893,057
Loans receivable from third parties	187,216,058	143,174,634
Other current assets	6,876,911	4,040,477
Inventories, net	259,607	458,157
Total current assets	195,631,357	148,566,325

Non-Current Assets
Plant and equipment, net	36,773	6,370
Goodwill	154,422,111	160,213,550
Intangible assets, net	48,273,677	54,114,727
Right-of-use assets, net	131,186	196,826
Total non-current assets	202,863,747	214,531,473

Total Assets	$398,495,104	$363,097,798

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$-	$1,269
Bank borrowings	968,751	1,005,083
Third party loans payable	455,467	460,587
Contract liabilities	1,695,925	437,148
Income tax payable	13,344,854	11,634,987
Lease liabilities	105,210	116,170
Other current liabilities	5,797,374	5,348,646
Convertible promissory notes	4,798,474	4,208,141
Total current liabilities	27,166,055	23,212,031

Non-Current Liabilities
Due to related party	37,366,105	38,767,481
Deferred tax liabilities	2,580,674	3,059,953
Lease liabilities	29,719	84,164
Total non-current liabilities	39,976,498	41,911,598

Total liabilities	67,142,553	65,123,629

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 156,407,446 and 106,742,117 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)*	156,407	106,742
Additional paid-in capital	396,193,615	344,295,992
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(42,403,327)	(38,800,375)
Accumulated other comprehensive loss	(23,166,878)	(8,984,925)
Total TD Shareholders’ Equity	333,382,484	299,220,101

Non-controlling interest	(2,029,933)	(1,245,932)
Total Equity	331,352,551	297,974,169

Total Liabilities and Equity	$398,495,104	$363,097,798

*	Retrospectively restated due to five for one Reverse Stock Split, see Note 12 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
- Sales of commodity products – third parties	$34,483,239	$53,108,294	$69,054,527	$100,692,259
- Supply chain management services – third parties	29,057	575,101	35,407	1,150,252
Total Revenue	34,512,296	53,683,395	69,089,934	101,842,511
Cost of revenue
- Commodity product sales-third parties	(34,537,021)	(53,250,178)	(69,190,260)	(100,840,754)
- Supply chain management services – third parties	(23,343)	5,912	(23,383)	(5,690)
Total cost of revenue	(34,560,364)	(53,244,266)	(69,213,643)	(100,846,444)
Gross profit(loss)	(48,068)	439,129	(123,709)	996,067

Operating expenses
Selling, general, and administrative expenses	(8,330,851)	(1,875,779)	(11,073,912)	(4,123,486)
Total operating expenses	(8,330,851)	(1,875,779)	(11,073,912)	(4,123,486)

Other income (expenses), net
Interest income	4,908,288	4,366,318	9,357,288	8,756,659
Interest expenses	(113,235)	(129,116)	(223,222)	(239,442)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(264,390)	(320,291)	(485,042)	(533,658)
Other loss, net	(5,620)	(221,953)	(1,097)	(126,244)
Total other income, net	4,525,043	3,694,958	8,647,927	7,857,315

Net income(loss) before income taxes	(3,853,876)	2,258,308	(2,549,694)	4,729,896

Income tax expenses	(984,354)	(833,037)	(1,837,259)	(1,710,768)

Net income(loss)	$(4,838,230)	$1,425,271	$(4,386,953)	$3,019,128
Less: Net loss attributable to non-controlling interests	(385,035)	-	(784,001)	-
Net income(loss) attributable to TD Holdings, Inc.’s Stockholders	(4,453,195)	1,425,271	(3,602,952)	3,019,128
Comprehensive Loss
Net income(loss)	$(4,838,230)	$1,425,271	$(4,386,953)	$3,019,128
Foreign currency translation adjustments	(17,227,771)	(13,558,577)	(14,181,953)	(12,677,381)
Comprehensive loss	$(22,066,001)	$(12,133,306)	$(18,568,906)	$(9,658,253)
Less: Total comprehensive loss attributable to non-controlling interests	(385,035)	-	(784,001)	-
Comprehensive loss attributable to TD Holdings, Inc.’s Stockholders	(21,680,966)	(12,133,306)	(17,784,905)	(9,658,253)

Income(loss) per share - basic and diluted
Income(loss) per share – Basic	$(0.03)	$0.03	$(0.03)	$0.07
Income(loss) per share – Diluted	$(0.03)	$0.03	$(0.03)	$0.06

Weighted Average Shares Outstanding-Basic	145,179,892	42,719,168	142,626,696	41,212,073

Weighted Average Shares Outstanding- Diluted	156,708,040	48,569,897	154,154,844	47,062,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	loss	interests	Equity

Balance as of December 31, 2021	27,634,830	$27,635	$224,900,948	$(42,200,603)	$1,477,768	$11,666,607	$-	$195,872,355
Issuance of common stock in connection with private placements	24,420,000	24,420	56,895,580	-	-	-	-	56,920,000
Issuance of common stock pursuant to exercise of convertible promissory notes	2,681,188	2,681	2,314,470	-	-	-	-	2,317,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income	-	-	-	3,019,128	-	-	-	3,019,128
Foreign currency translation adjustments	-	-	-	-	-	(12,677,381)	-	(12,677,381)
Balance as of June 30, 2022	54,736,018	$54,736	$285,023,998	$(39,181,475)	$1,477,768	$(1,010,774)	$-	$246,364,253

Balance as of December 31, 2022	106,742,117	$106,742	$344,295,992	$(38,800,375)	$2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stock in connection with private placements	35,000,000	35,000	42,315,000	-	-	-	-	42,350,000
Issuance of common stock pursuant to ATM transaction	689,306	689	558,384	-	-	-	-	559,073
Issuance of common stock pursuant to exercise of convertible promissory notes	2,976,023	2,976	2,424,239	-	-	-	-	2,427,215
Issuance of common stock pursuant to stock incentive stock plan	11,000,000	11,000	5,687,000	-	-	-	-	5,698,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net loss	-	-	-	(3,602,952)	-	-	(784,001)	(4,386,953)
Foreign currency translation adjustments	-	-	-	-	-	(14,181,953)	-	(14,181,953)
Balance as of June 30, 2023	156,407,446	$156,407	$396,193,615	$(42,403,327)	$2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income (loss)	interests	Equity

Balance as of March 31, 2022	42,600,379	$42,600	$272,190,803	$(40,606,746)	$1,477,768	$12,547,803	$-	$245,652,228
Issuance of common stock in connection with private placements	11,420,000	11,420	11,408,580	-	-	-	-	11,420,000
Issuance of common stock pursuant to exercise of convertible promissory notes	715,639	716	511,615	-	-	-	-	512,331
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income	-	-	-	1,425,271	-	-	-	1,425,271
Foreign currency translation adjustments	-	-	-	-	-	(13,558,577)	-	(13,558,577)
Balance as of June 30, 2022	54,736,018	$54,736	$285,023,998	$(39,181,475)	$1,477,768	$(1,010,774)	$-	$246,364,253

Balance as of March 31, 2023	144,841,323	$144,841	$390,154,966	$(37,950,132)	$2,602,667	$(5,939,107)	$(1,644,898)	$347,368,337
Issuance of common stock pursuant to exercise of convertible promissory notes	566,123	566	351,649	-	-	-	-	352,215
Issuance of common stock pursuant to stock incentive stock plan	11,000,000	11,000	5,687,000	-	-	-	-	5,698,000
Net loss	-	-	-	(4,453,195)	-	-	(385,035)	(4,838,230)
Foreign currency translation adjustments	-	-	-	-	-	(17,227,771)	-	(17,227,771)
Balance as of June 30, 2023	156,407,446	$156,407	$396,193,615	$(42,403,327)	$2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income(loss)	$(4,386,953)	$3,019,128
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	4,051,246	2,016,116
Depreciation of plant and equipment	3,049	3,851
Amortization of discount on convertible promissory notes	200,000	219,333
Amortization of right of use assets	61,140	170,084
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	485,042	533,658
Monitoring fee relating to convertible promissory notes	-	105,760
Interest expense for convertible promissory notes	245,506	206,567
Deferred tax liabilities	(384,454)	(410,877)
Inventories impairment	(17,026)	-
Share-based payment stock to service providers	5,698,000	-
Changes in operating assets and liabilities:
Other current assets	(7,512)	37,371
Escrow account receivable	-	(3,103)
Inventories	206,807	(1,558,802)
Prepayments	(1,446,311)	(226)
Contract liabilities	1,329,156	(5,129,684)
Accounts payable	(1,276)	(116,501)
Due to related parties	-	(20,822)
Due from third parties	(635,494)	(1,022,489)
Due from related parties	(994,738)	(331,761)
Income tax payable	2,221,676	2,121,985
Other current liabilities	602,425	721,712
Lease liabilities	(60,768)	(104,310)
Due to third party loans payable	12,023	12,849
Net cash provided by operating activities	7,181,538	469,839
Cash Flows from Investing Activities:
Purchases of plant and equipment	(34,982)	(4,936)
Purchases of operating lease assets	-	(58,617)
Payment made on loans to third parties	(122,487,487)	(80,502,961)
Proceeds from loans of related parties	-	10,839,631
Proceeds from loans of third parties	71,203,793	10,069,408
Security deposits	20,800	(444,871)
Net cash used in investing activities	(51,297,876)	(60,102,346)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	559,073	-
Proceeds from issuance of common stock under private placement transactions	42,350,000	56,920,000
Proceeds from issuance of convertible promissory notes	3,000,000	3,000,000
Net cash provided by financing activities	45,909,073	59,920,000
Effect of exchange rate changes on cash and cash equivalents	(1,407,011)	(673,145)
Net increase/(decrease) in cash and cash equivalents	385,724	(385,652)
Cash at the beginning of period	893,057	4,311,068
Cash at the end of period	$1,278,781	$3,925,416
Supplemental Cash Flow Information
Cash paid for interest expense	$39,399	$43,310
Cash paid for income tax	$-	$1,744
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$-	$58,617
Issuance of common stock in connection with conversion of convertible promissory notes	$3,340,215	$3,230,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TD HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

The Company primarily conducts business through Shenzhen Baiyu Jucheng Data Technology Co., Ltd., Shenzhen Qianhai Baiyu Supply Chain Co., Ltd., Hainan Jianchi Import and Export Co., Ltd., and Shenzhen Tongdow Internet Technology Co., Ltd. to offer the commodity trading business and supply chain management services to customers in the PRC. Supply chain management services consist of loan recommendation services and commodity product distribution services.

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company
BAIYU International Supply Chain PTE.LTD	A Singapore company Incorporated on June 28, 2023 Issued share capital of SG$ 300,000	100% owned by HC High BVI
TD Internet of Things Technology Company	A Hong Kong company Incorporated on February 142, 2020	100% owned by HC High BVI
Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A holding company
Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI
Tongdow E-trade Limited (“Tongdow HK”)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI
Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology
Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB 10 million)	A wholly owned subsidiary of Shanghai Jianchi
Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi
Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid- up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng
Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK
Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture
Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce

The following diagram illustrates our corporate structure as of June 30, 2023.

(1)	A variable interest entity controlled through contractual arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 previously filed with the SEC on March 10, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2023 and its unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2023 and 2022, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets and investments; (iii) the valuation allowance of deferred tax assets; (iv) estimates of allowance for doubtful accounts, including loans receivable from third parties; and (v) contingencies and litigation.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for fiscal years beginning after 15 December 2023, including interim periods within those fiscal years. Early adoption is permitted. The Group does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2023	December 31, 2022

Loans receivable from third parties	$187,216,058	$143,174,634

As of June 30, 2023, the Company has 11 loan agreements compared with 11 loan agreements on December 31, 2022. The Company provided loans aggregating $122,487,487 for the purpose of making use of idle cash and maintaining long-term customer relationships and collected $71,203,793 during the six months ended June 30, 2023. These loans will mature from July 2023 through July 2024, and charges an interest rate of 10.95% per annum on these customers.

Interest income of $4,908,155 and $4,365,653 was recognized for the three months ended June 30, 2023 and 2022, respectively. Interest income of $9,357,015 and $8,755,200 was recognized for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded an interest receivable of $4,780,297 and $3,337,655 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022 there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	June 30, 2023	December 31, 2022

Aluminum ingots	$259,607	$475,096
Less: impairment for inventories	-	(16,939)
Inventories, net	$259,607	$458,157

For the six months ended June 30, 2023, the Company charged back impairment of $16,939 as the impaired inventories have been sold.

5. PLANT AND EQUIPMENT, NET

	June 30, 2023	December 31, 2022
Cost:
Office equipment	$42,971	$9,747
Accumulated depreciation:
Office equipment	$(6,198)	$(3,377)
Plant and equipment, net	$36,773	$6,370

Depreciation expense was $3,049, and currency translation difference was $228 for the six months ended June 30, 2023. Depreciation expense was $3,851, and currency translation difference was $152 for the six months ended June 30, 2022.

6. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 and December 31, 2022 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2020 (i)	$69,322,325	$-	$69,322,325
Foreign currency translation adjustments	1,705,958	-	1,705,958
Balance as of December 31, 2021	$71,028,283	$-	$71,028,283
Additions (ii)	-	92,505,479	92,505,479
Foreign currency translation adjustments	(6,005,881)	2,685,669	(3,320,212)
Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(2,350,446)	(3,440,993)	(5,791,439)
Balance as of June 30, 2023	$62,671,956	$91,750,155	$154,422,111

(i)	The goodwill associated with the Baiyu acquisition was initially recognized at the acquisition closing date on October 26, 2020.

(ii)	During the year ended December 31, 2022, the goodwill associated with the contractual arrangement with Tongdow Internet Technology was initially recognized at the date on October 17, 2022.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the six months ended June 30, 2023 and the year ended December 31, 2022.

7. INTANGIBLE ASSETS

	June 30, 2023	December 31, 2022
Customer relationships	$18,187,606	$18,869,713
Software copyright	46,084,863	47,813,227
Total	64,272,469	66,682,940

Less: accumulative amortization	(15,998,792)	(12,568,213)
Intangible assets, net	$48,273,677	$54,114,727

The Company’s intangible assets consist of customer relationships and software copyright. Customer relationships are generally recorded in connection with acquisitions at their fair value and the software copyrights were purchased in March 2021 and recorded in connection with the contractual arrangement with Shenzhen Tongdow Internet Technology Co., Ltd. Intangible assets with estimable lives are amortized, generally on a straight-line basis, over their respective estimated useful lives: 6.2 years for customer relationships, 6.83 years for one kind of software copyright purchased in March 2021 and 10 years for the other kind of software copyright recorded in connection with the contractual arrangement with Shenzhen Tongdow Internet Technology Co., Ltd. to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For the six months ended June 30, 2023, the Company amortized $4,051,246 and currency translation difference was $620,667. For the six months ended June 30, 2022, the Company amortized $2,016,116 and currency translation difference was $295,110. No impairment loss was made against the intangible assets during the six months ended June 30, 2023.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending June 30, 2023:	Amount
current year	$3,884,897
2024	7,769,794
2025	7,769,794
2026	7,769,794
2027	4,818,224
Thereafter	16,261,174
Total:	$48,273,677

8. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of June 30, 2023 and December 31, 2022, bank loans consisted of the following:

	June 30, 2023	December 31, 2022
Short-term bank loans:
Loan from Baosheng County Bank	$968,751	$1,005,083

In August 2022, Qianhai Baiyu entered into five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity in August 2023. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

9. LEASES

The Company leases two offices under non-cancelable operating leases, two leases with terms of 38 months and the remaining lease term of 24 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities. The amortization of right-of-use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	June 30, 2023	December 31, 2022

Right-of-use lease assets, net	$131,186	$196,826

Lease Liabilities-current	$105,210	$116,170
Lease liabilities-non current	29,719	84,164
Total	$134,929	$200,334

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of June 30, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.17-1.5
Weighted average discount rate	4.75%-5.00%

For the six months ended June 30, 2023 and 2022, the Company charged total amortization of right-of-use assets of $61,140 and $170,084 respectively. For the three months ended June 30, 2023 and 2022, the Company charged total amortization of right-of-use assets of $30,294 and $93,101 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of June 30, 2023:

Period ending June 30, 2023:	Amount
current year	$51,934
2024	85,794
Total lease payments	137,728
Less: imputed interest	2,799
Present value of lease liabilities	$134,929

10. OTHER CURRENT LIABILITIES

	June 30, 2023	December 31, 2022
Accrued payroll and benefit	$1,834,478	$1,831,506
Other tax payable	3,945,965	3,451,928
Others	16,931	65,212
Total	$5,797,374	$5,348,646

11. CONVERTIBLE PROMISSORY NOTES

	June 30, 2023	December 31, 2022
Convertible promissory notes – principal	$5,223,223	$4,053,982
Convertible promissory notes – discount	(873,375)	(325,416)
Convertible promissory notes – interest	448,626	479,575
Convertible promissory notes, net	$4,798,474	$4,208,141

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The Company settled convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023 and $102,214.66 on June 20, 2023, respectively, and issued 148,399, 147,824, 147,475, 292,987, 279,567, 357,142 and 208,976 shares of the Company’s common stock on January 6, 2023, on January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, April 10, 2023 and June 21, 2023, respectively for the six months ended June 30, 2023. As of June 30, 2023, the convertible promissory note issued on October 4, 2021 has been fully settled.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the note dated as of May 6, 2022 to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023 and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023 and March 29, 2023, respectively for the six months ended June 30, 2023.

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

The above two unsettled convertible promissory notes, issued on May 6, 2022 and March 13, 2023 have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time three months after the issue date, subject to a maximum monthly redemption amount of $375,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the three months ended June 30, 2023, the Company has recognized the amortization of beneficial conversion feature $36,140 and $228,250 to profit. For the six months ended June 30, 2023, the Company has recognized the amortization of beneficial conversion feature $218,750 and $266,292 to profit.

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

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023, and $102,214.66 on June 20, 2023 respectively, and issued 148,399, 147,824, 147,475, 292,987, 279,567, 357,142, and 208,976 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, on April 10, 2023, and June 21, 2023 respectively for the six months ended June 30, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, and March 29, 2023, respectively for the six months ended June 30, 2023.

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

Share Issuances to Service Providers

In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 11,000,000 shares of common stock to certain service providers, and recorded $5,698,000 in stock-based compensation expenses.

Warrants

A summary of warrants activity for the six months ended June 30, 2023 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2022	3,854,674	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	-	-
Balance of warrants outstanding and exercisable as of June 30, 2023	3,854,674	3.2 years	$7.15	-

As of June 30, 2023, the Company had 3,854,674 shares of warrants, among which 54,674 shares of warrants were issued to two individuals in private placements, and 3,800,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 3,800,000 shares of warrants, the Company issued warrants to investors to purchase a total of 3,800,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $5.75 per share.

The Warrants ended on June 30, 2023 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

13. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of June 30, 2023, the principal amount and interest expense of convertible promissory notes are $5,223,223 and $448,626. Total obligations of $5,671,849 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted income per common share for the six months ended June 30, 2023 and 2022 respectively:

	For the Six Months Ended June 30,
	2023	2022

Net income(loss)	$(4,386,953)	$3,019,128

Weighted Average Shares Outstanding-Basic	142,626,696	41,212,073
Weighted Average Shares Outstanding- Diluted	154,154,844	47,062,802
Net income(loss) per share - basic and diluted
Net income(loss) per share - basic	$(0.03)	$0.07
Net income(loss) per share - diluted	$(0.03)	$0.06

	For the Three Months Ended June 30,
	2023	2022

Net income(loss)	$(4,838,230)	$1,425,271

Weighted Average Shares Outstanding-Basic	145,179,892	42,719,168
Weighted Average Shares Outstanding-Diluted	156,708,040	48,569,897
Net income(loss) per share - basic and diluted
Net income(loss) per share - basic	$(0.03)	$0.03
Net income(loss) per share - diluted	$(0.03)	$0.03

14. INCOME TAXES

The Enterprise Income Tax Law of the People’s Republic of China (“PRC tax law”), which was effective on January 1, 2008 and with the latest amended in December 2018, stipulates those domestic enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. Under the PRC tax law, companies are required to make quarterly estimate payments based on 25% tax rate; companies that received preferential tax rates are also required to use a 25% tax rate for their installment tax payments. The overpayment, however, will not be refunded and can only be used to offset future tax liabilities.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of June 30, 2023 and December 31, 2022, the Company had deferred tax assets of $8,542,700 and $7,841,745, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2023.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the six months ended June 30, 2023 and 2022, the Company had current income tax expenses of $2,221,713 and $2,121,645, respectively, and deferred income tax benefit of $384,454 and $410,877 in the connection of intangible assets generated from the Baiyu acquisition, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2023 and December 31, 2022 and the Company does not believe that its unrecognized tax benefits will change over the next 12 months.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name		Relationship with the Company
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)		Wholly owned by Tongdow E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)		Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)		Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co.,Ltd.(“Hainan TD”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co.,Ltd (“Yunfeihu Logistics”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co.,Ltd (“Shenzhen Jingu“)	.	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)		Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou		Shareholder of the Company

2)	Balances with related parties

-	Due to related party

	June 30, 2023	December 31, 2022

TD E-commerce	$37,366,105	$38,767,481
Total due to related party	$37,366,105	$38,767,481

The amount due to related party is non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next 12 months.

16. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of June 30, 2023:

	Payment due by June 30
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreement	$14,747	$12,619	$2,128	$-

2)	Contingencies

None.

17. Risks and uncertainties

(1)	Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of June 30, 2023, approximately $0.25 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

On May 15, 2023, the Company received a notification letter from Nasdaq notifying the Company that the minimum bid price per share for its common shares has been below $1.00 for a period of 30 consecutive business days and the Company therefore no longer meets the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).

The notification received has no immediate effect on the listing of the Company’s common stock on Nasdaq. Under the Nasdaq Listing Rules, the Company has until November 13, 2023 to regain compliance. If at any time during such 180-day period the closing bid price of the Company’s common shares is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	December 31,
	2023	2022
Balance sheet items, except for equity accounts	7.2258	6.9646

	For the three months ended June 30,
	2023	2022
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.9291	6.3504

(4)	Economic and political risks

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

18. SUBSEQUENT EVENTS

On July 31, 2023, the Company entered into a securities purchase agreement with certain purchasers. Pursuant to the securities purchase agreement, the Company sold a total of 28,000,000 shares of common stock, par value $0.001 per share, at a purchase price of $0.35 per share, to the purchasers for gross proceeds of $9.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2023, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the six months ended June 30, 2023, the Company recorded revenue of $69,054,527 from commodities trading business and $35,407 from commodity distribution services and other related services, respectively.

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

Supply Chain Management Services and other related services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the six months ended June 30, 2023, the Company earned other supply chain management services and other related services revenue of $35,407 with 9 third-party customers, compared with a commodity distribution services revenue of $1,150,252 to 16 third-party customers for the same period ended June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues
- Sales of commodity products – third parties	$34,483,239	$53,108,294	$(18,625,055)	(35)%
- Supply chain management services – third parties	29,057	575,101	(546,044)	(95)%
Total revenue	34,512,296	53,683,395	(19,171,099)	(36)%

Cost of revenue
- Commodity product sales – third parties	(34,537,021)	(53,250,178)	18,713,157	(35)%
- Supply chain management services – third parties	(23,343)	5,912	(29,255)	(495)%
Total cost of revenue	(34,560,364)	(53,244,266)	18,683,902	(35)%

Gross profit(loss)	(48,068)	439,129	(487,197)	(111)%

Operating expenses
Selling, general, and administrative expenses	(8,330,851)	(1,875,779)	(6,455,072)	344%
Total operating cost and expenses	(8,330,851)	(1,875,779)	(6,455,072)	344%

Other income, net
Interest income	4,908,288	4,366,318	541,970	12%
Interest expenses	(113,235)	(129,116)	15,881	(12)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(264,390)	(320,291)	55,901	(17)%
Other income, net	(5,620)	(221,953)	216,333	(97)%
Total other income, net	4,525,043	3,694,958	830,085	22%

Net income(loss) before income taxes	(3,853,876)	2,258,308	(6,112,184)	(271)%

Income tax expenses	(984,354)	(833,037)	(151,317)	18%
Net income(loss)	$(4,838,230)	$1,425,271	$(6,263,501)	(439)%

Revenue

For the three months ended June 30, 2023, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $19,171,099 or 36%, from $53,683,395 for the three months ended June 30, 2022 to $34,512,296 for the three months ended June 30, 2023, among which revenue from commodity trading and supply chain management accounted for 99.9% and 0.1% of our total revenue for the three months ended June 30, 2023. For the three months ended June 30, 2022, revenue from commodity trading and supply chain management accounted for 98.9% and 1.1% of our total revenue for the three months ended June 30, 2022.

(1) Revenue from sales of commodity products

For the three months ended June 30, 2023 and 2022, the Company sold non-ferrous metals to 19 customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $34,483,239 from sales of commodity products for the three months ended June 30, 2023 compared with $53,108,294 generated from sales of commodity products for the same period in 2022.

(2) Revenue from supply chain management services and other related services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended June 30, 2023, the Company provided $29,057 commodity distribution services and other related services to third-party customers compared with $575,101 to the third-party customers for the same period ended June 30, 2022.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $ 18,683,902 or 35% from $53,244,266 for the three months ended June 30, 2022 to $34,560,364 for the three months ended June 30, 2023, primarily due to a decrease of $18,713,157 in cost of revenue associated with commodity product sales from the third-party. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2023, the Company purchased non-ferrous metal products of $34,537,021 from 11 third-party vendors compared with $53,250,178 from 15 third-party vendors for the three months ended June 30, 2022.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $1,875,779 for the three months ended June 30, 2022 to $8,330,851 for the three months ended June 30, 2023, representing an increase of $6,455,072 or 344%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable tostock (i) stock-based compensation expenses of $5,698,000 resulting from the issuance a total of 11,000,00 shares of common stock to service providers in comparison to zero in such expenses for the three months ended June 30, 2022, and (ii) an increase of $1.01 million in amortizations of intangible assets,

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2023, interest income was $4,908,288, representing an increase of $541,970, or 12%, from $4,366,318 for the three months ended June 30, 2022.

Amortization of beneficial conversion feature relating to issuance of convertible promissory notes

For the three months ended June 30, 2023, the item represented the amortization of beneficial conversion feature of $264,390 relating to the convertible promissory notes.

For the three months ended June 30, 2022, the item represented the amortization of beneficial conversion feature of $320,291 relating to the convertible promissory notes.

Net income(loss)

As a result of the foregoing, net loss for the three months ended June 30, 2023 was $4,838,230, representing a decrease of $6,263,501 from net income of $1,425,271 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues
- Sales of commodity products – third parties	$69,054,527	$100,692,259	$(31,637,732)	(31)%
- Supply chain management services – third parties	35,407	1,150,252	(1,114,845)	(97)%
Total revenue	69,089,934	101,842,511	(32,752,577)	(32)%

Cost of revenue
- Commodity product sales – third parties	(69,190,260)	(100,840,754)	31,650,494	(31)%
- Supply chain management services – third parties	(23,383)	(5,690)	(17,693)	311%
Total cost of revenue	(69,213,643)	(100,846,444)	31,632,801	(31)%

Gross profit(loss)	(123,709)	996,067	(1,119,776)	(112)%

Operating expenses
Selling, general, and administrative expenses	(11,073,912)	(4,123,486)	(6,950,426)	169%
Total operating cost and expenses	(11,073,912)	(4,123,486)	(6,950,426)	169%

Other income (expenses), net
Interest income	9,357,288	8,756,659	600,629	7%
Interest expenses	(223,222)	(239,442)	16,220	(7)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(485,042)	(533,658)	48,616	(9)%
Other income (expense), net	(1,097)	(126,244)	125,147	(99)%
Total other income, net	8,647,927	7,857,315	790,612	10%

Net income(loss) before income taxes	(2,549,694)	4,729,896	(7,279,590)	(154)%

Income tax expenses	(1,837,259)	(1,710,768)	(126,491)	7%
Net income(loss)	$(4,386,953)	$3,019,128	$(7,406,081)	(245)%

Revenue

For the six months ended June 30, 2023, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue decreased by $32,752,577 or 32%, from $101,842,511 for the six months ended June 30, 2022 to $69,089,934 for the six months ended June 30, 2023, among which revenue from commodity trading and supply chain management accounted for 99.9% and 0.1%, respectively, of our total revenue for the six months ended June 30, 2023. The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as the depreciation of RMB against USD for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.The extent to which COVID-19 affects our future results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

(1) Revenue from sales of commodity products

For the six months ended June 30, 2023, the Company sold non-ferrous metals to 19 third-party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $69,054,527 from sales of commodity products compared with $100,692,259 for the same period in 2022.

(2) Revenue from supply chain management services and other related services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services.

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of the volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the six months ended June 30, 2023, the Company earned commodity distribution commission fees and other related services of $35,407 from 9 third-party vendors compared with commission fees of $1,150,252 from 16 third-party vendors for the six months ended June 30, 2022.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $31,632,801 or 31% from $100,846,444 for the six months ended June 30, 2022 to $69,213,643 for the six months ended June 30, 2023, primarily due to an decrease of $31,650,494 in cost of revenue associated with commodity product sales. The cost of revenue decreased in line with the decrease in sales volume.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the six months ended June 30, 2023, the Company purchased non-ferrous metal products of $69,190,260 from 11 third-party vendors.

For the six months ended June 30, 2022, the Company purchased non-ferrous metal products of $100,840,754 from 15 third-party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $4,123,486 for the six months ended June 30, 2022 to $11,073,912 for the six months ended June 30, 2023, representing an increase of $6,950,426, or 169%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to (i) stock-based compensation expenses of $5,698,000 resulting from the issuance a total of 11,000,00 shares of common stock to service providers in comparison to zero in such expenses for the six months ended June 30, 2022, and (ii) an increase of $2.04 million in amortizations of intangible assets,

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2023, interest income was $9,357,288 representing an increase of $600,629, or 7% from $8,756,659 for the six months ended June 30, 2022.There is no big difference between interest income for the six months ended June 30, 2023 and for the six months ended June 30, 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the six months ended June 30, 2023, the item represented the amortization of beneficial conversion feature of $485,042 relating to the convertible promissory notes.

For the six months ended June 30, 2022, the item represented the amortization of beneficial conversion feature of $533,658 relating to the convertible promissory notes.

Net income(loss)

As a result of the foregoing, net loss for the six months ended June 30, 2023 was $4,386,953, representing a decrease of $7,406,081 from net income of $3,019,128 for the six months ended June 30, 2022.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $4,386,953 and cash inflow of $7,181,538 for the six months ended June 30, 2023. As of June 30, 2023, the Company positive working capital of $168 million.

During the six months ended June 30, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from the issuance of 35,000,000 shares of common stock, cash raised of $559,073 from the issuance of 689,306 shares of common stock, cash raised of $3,000,000 from the issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2023 and 2022, respectively:

	For the six months Ended June 30,
	2023	2022
Net Cash Provided by Operating Activities	$7,181,538	$469,839
Net Cash Used in Investing Activities	(51,297,876)	(60,102,346)
Net Cash Provided by Financing Activities	45,909,073	59,920,000
Effect of exchange rate changes on cash and cash equivalents	(1,407,011)	(673,145)
Net increase/(decrease) in cash and cash equivalents	385,724	(385,652)
Cash at the beginning of period	893,057	4,311,068
Cash at the end of period	$1,278,781	$3,925,416

Net Cash Provided by Operating Activities

During the six months ended June 30, 2023, we had a cash inflow from operating activities of $7,181,538, an increase of $6,711,699 from a cash inflow of $469,839 for the six months ended June 30, 2022. We incurred a net loss for the six months ended June 30, 2023 of $4,386,953, a decrease of $7,406,081 from the six months ended June 30, 2022, during which we recorded a net income of $3,019,128.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including (1) non-cash effects adjustments include share-based payment for employee incentive stock of $5,698,000, amortization of intangible assets of $4,051,246, amortization of discount on convertible promissory notes of $200,000, amortization of beneficial conversion feature of convertible promissory notes of $485,042 and interest expenses for convertible promissory notes of $245,506.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $51,297,876 as compared to net cash used in investing activities of $60,102,346 from continuing operations for the six months ended June 30, 2022.

The cash used in investing activities for the six months ended June 30, 2023 was for the loans disbursed to third parties of $122,487,487, collected loans from third partis of $71,203,793.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from the issuance of 35,000,000 shares of common stock, cash raised of $559,073 from the issuance of 689,306 shares of common stock, cash raised of $3,000,000 from the issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000.

During the six months ended June 30, 2022, the cash provided by financing activities was mainly attributable to cash raised of $45,500,000 from the issuance of 65,000,000 shares of common stock, cash raised of $11,420,000 from the issuance of 57,100,000 shares of common stock and cash raised of $3,000,000 from the issuance of unsecured senior convertible promissory notes.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

As of June 30, 2023, the Company had two lease arrangement with two unrelated third-party with a monthly rental fee of approximately $10,813. Two lease term were within 38 months, which will be due in December 2024. The remaining one was within 24 months, which will be due in August 2023. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$147,240	$107,712	$39,528	$-
Total	$147,240	$107,712	$39,528	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2023 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of June 30, 2023, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 10, 2023. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2022.

If the PRC government deems that the contractual arrangements in relation to the VIE do not comply with PRC regulations on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to penalties, or be forced to relinquish our interests in the operations of the VIE, which would materially and adversely affect our business, financial results, trading prices of our common stock.

TD Holdings, Inc. is not an operating company based in the PRC, but a holding company incorporated in Delaware. Our operations are primarily conducted through (i) our subsidiaries incorporated in China, and (ii) contractual agreements with our VIE entity based in China. These contractual agreements typically include exclusive business cooperation agreements, share pledge agreements, exclusive option agreements, power of attorney, and timely reporting agreements, as applicable.

We and, through us, our shareholders do not own any equity interests in the VIE. Contractual arrangements between us and the VIE and its equity holder give us effective control over the VIE and enable us to obtain substantially all of the economic benefits arising from the VIE as well as to consolidate the financial results of the VIE in our results of operations. Although we believe the structure we have adopted is consistent with longstanding industry practice, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

If we or the VIE are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, we could be subject to severe penalties. The relevant PRC regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of our PRC subsidiary or the VIE, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or otherwise separate from the entity and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market, or Nasdaq, and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. If we do not meet these continued listing requirements, our common stock could be delisted.

On May 15, 2023, we received a notification letter from Nasdaq, referred to herein as the Nasdaq Staff Deficiency Letter, indicating that our minimum bid price per share for our common shares has been below $1.00 for a period of 30 consecutive business days and we did not satisfy the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Nasdaq Staff Deficiency Letter had no immediate effect on the listing of the Company’s common stock.

According to the Nasdaq Listing Rules, the Company has a compliance period of 180 calendar days from the date of the Nasdaq Staff Deficiency Letter, or until November 13, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common shares remains at or above $1 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance. However, if the Company fails to regain compliance within the 180-day period, it may be granted an additional 180 calendar days, subject to meeting the continued listing requirement for the market value of publicly held shares and all other initial listing standards for Nasdaq, except for Nasdaq Listing Rule 5550(a)(2). In such a case, the Company must also provide a written notice of its intention to cure this deficiency during the second compliance period, potentially by effecting a reverse stock split if deemed necessary.

Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

Although the Chinese economy has grown steadily in the past decade, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the People’s Bank of China and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in volatility in oil and other markets. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our common stock.

We conduct our business primarily through our PRC subsidiaries. Our operations in China are governed by PRC laws and regulations. The PRC government has significant oversight and discretion over the conduct of our business, and it may influence our operations, which could result in a material adverse change in our operation, and our shares of stock may decline in value or become worthless. Also, the PRC government has recently indicated an intent to exert more oversight and supervision over offerings that are conducted overseas and foreign investment in China-based issuers. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. In addition, implementation of industry-wide regulations directly targeting our industry or our operations could cause the value of our securities to significantly decline. Therefore, investors of our company and our business face PRC regulatory uncertainty that may materially and adversely affect our business and operations and the value of our shares.

The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three (3) working days after the offering is completed, which may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines.

As of the date of this prospectus, none of the Company, our PRC subsidiaries, have received any filing or compliance requirements from CSRC for the listing at Nasdaq and all of its overseas offerings. As the Trial Measures were only enacted recently, there remains uncertainty as to the interpretation and implementation of the Trial Measures and the supporting guidelines, including but not limited to the interpretation of the concept “substance over form”, as well as other PRC regulatory requirements related to overseas securities offerings and other capital markets activities; thus, we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated and has not taken effect, their interpretation and implementation remain substantially uncertain.

If the CSRC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their approval for future offerings or listings outside of mainland China or for foreign investments in our securities, we may be unable to obtain such approvals in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

The Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and PCAOB, and proposed rule changes submitted by U.S. stock exchanges calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the CSRC and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

Audit Alliance LLP is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. As of the date of this prospectus, Audit Alliance LLP, our auditor, is based not subject to the determinations as to inability to inspect or investigate completely as announced by the PCAOB on December 16, 2021. However, we cannot assure you whether Nasdaq or regulatory authorities would not apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

We are subject to a variety of laws and regulations regarding cybersecurity and data protection, and any failure to comply with applicable laws and regulations, including improper use or appropriation of personal information provided directly or indirectly by our customers or end users, could have a material adverse effect on our business, financial condition and results of operations.

In China, regulatory authorities have implemented and may implement further legislative and regulatory proposals concerning cybersecurity, information security, privacy, and data protection. New laws and regulations may be introduced, or existing ones may be interpreted or applied in ways that are uncertain or change over time. Non-compliance with these regulations could result in penalties or significant legal liabilities. On November 7, 2016, the Standing Committee of the National People’s Congress of the PRC issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not collect users’ personal information without their consent and may only collect users’ personal information necessary to the provision of services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations. The Civil Code of the PRC (issued by the National People’s Congress of the PRC on May 28, 2020 and effective from January 1, 2021) provides the main legal basis for privacy and personal information infringement claims under PRC civil law.

PRC regulators, including the CAC, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various PRC regulatory bodies, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, or the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In addition, certain internet platforms in mainland China have reportedly been subject to heightened regulatory scrutiny in relation to cybersecurity matters.

In April 2020, the PRC government promulgated the Cybersecurity Review Measures (the “2020 Cybersecurity Review Measures”), which came into effect on June 1, 2020. In July 2021, the CAC and other related authorities released a draft amendment to the 2020 Cybersecurity Review Measures for public comments. On December 28, 2021, the PRC government promulgated amended Cybersecurity Review Measures (the “2022 Cybersecurity Review Measures”), which came into effect and replaced the 2020 Cybersecurity Review Measures on February 15, 2022. Compared with the 2020 Cybersecurity Review Measures, the 2022 Cybersecurity Review Measures contain the following key changes: (i) internet platform operators who are engaged in data processing are also subject to the regulatory scope; (ii) the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review mechanism; (iii) internet platform operators holding personal information of more than one million users and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office; (iv) the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or illegally transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously by foreign governments and any cybersecurity risk after a company’s listing on a stock exchange shall be collectively taken into consideration during the cybersecurity review process; and (v) critical information infrastructure operators and internet platform operators covered by the 2022 Cybersecurity Review Measures shall take measures to prevent and mitigate cybersecurity risks in accordance with the requirements therein. According to the 2022 Cybersecurity Review Measures, (i) critical information infrastructure operators that purchase network products and services and internet platform operators that conduct data processing activities shall be subject to cybersecurity review in accordance with the 2022 Cybersecurity Review Measures if such activities affect or may affect national security; and (ii) internet platform operators holding personal information of more than one million users and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office. Under the Regulation on Protecting the Security of Critical Information Infrastructure promulgated by the State Council on July 30, 2021, effective September 1, 2021, “critical information infrastructure” is defined as important network facilities and information systems in important industries and fields, such as public telecommunication and information services, energy, transportation, water conservancy, finance, public services, e-government and national defense, science, technology and industry, as well as other important network facilities and information systems that, in case of destruction, loss of function or leak of data, may severely damage national security, the national economy and the people’s livelihood and public interests. And the PRC competent authorities shall be responsible for organizing the determination of critical information infrastructure in the industry and field concerned according to the determination rules, and inform the critical information infrastructure operators of the determination results in a timely manner and notify the public security department under the State Council of the same. As of the date of this prospectus, neither we nor any of our PRC subsidiaries has been informed by any PRC governmental authority that we or any of our PRC subsidiaries is a “critical information infrastructure operator.” Based on the opinion of our PRC legal adviser, Tahota Law Firm (Beijing), according to its interpretation of the currently in-effect PRC laws and regulations, we believe that neither we nor any of our PRC subsidiaries qualify as a critical information infrastructure operator. As of the date of this prospectus, we have not conducted any data processing activities that affected or may affect national security, nor do we hold personal information of more than one million users.

On November 14, 2021, the CAC released the draft Administrative Regulation on Network Data Security for public comments through December 13, 2021 (the “Draft Regulation on Network Data Security”). Under the Draft Regulation on Network Data Security, (i) data processors, i.e., individuals and organizations who can decide on the purpose and method of their data processing activities at their own discretion, that process personal information of more than one million individuals shall apply for cybersecurity review before listing in a foreign country; (ii) foreign-listed data processors shall carry out annual data security evaluation and submit the evaluation report to the municipal cyberspace administration authority; and (iii) where the data processor undergoes merger, reorganization and subdivision that involves important data and personal information of more than one million individuals, the recipient of the data shall report the transaction to the in-charge authority at the municipal level.

As of the date of this prospectus, neither we nor any of our PRC subsidiaries has been required by any PRC governmental authority to apply for cybersecurity review, nor have we or any of our PRC subsidiaries received any inquiry, notice, warning, sanction in such respect or been denied permission from any PRC regulatory authority to list on U.S. exchanges. Based on the opinion of our PRC legal adviser, Tahota Law Firm (Beijing), according to its interpretation of the currently in-effect PRC laws and regulations, we believe that neither we nor any of our PRC subsidiaries are subject to the cybersecurity review, by the CAC under the 2022 Cybersecurity Review Measures with respect to the offering of our securities or the business operations of our PRC subsidiaries, because neither we nor any of our PRC subsidiaries qualifies as a critical information infrastructure operator or has conducted any data processing activities that affect or may affect national security or holds personal information of more than one million users. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations if the PRC regulatory authorities take a position contrary to ours, we cannot assure you that we or any of our PRC subsidiaries will not be deemed to be subject to PRC cybersecurity review requirements under the 2022 Cybersecurity Review Measures or the Draft Administrative Regulations (if enacted) as a critical information infrastructure operator or an internet platform operator that is engaged in data processing activities that affect or may affect national security or holds personal information of more than one million users, nor can we assure you that we or our PRC subsidiaries would be able to pass such review. If we or any of our PRC subsidiaries fails to receive any requisite permission or approval from the CAC for the business operations of our PRC subsidiaries, or the waiver for such permission or approval, in a timely manner, or at all, or inadvertently concludes that such permission or approval is not required, or if applicable laws, regulations or interpretations change and obligate us to obtain such permission or approvals in the future, we or our PRC subsidiaries may be subject to fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future pursuant to new laws, regulations or policies. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with applicable laws and regulations may result in fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the Standing Committee of the National People’s Congress of the PRC, promulgated the PRC Data Security Law, which became effective in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it will cause to national security, public interests or the rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked or illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the Personal Information Protection Law, effective November 1, 2021. The Personal Information Protection Law clarifies the definition of personal information, which excludes information that has been anonymized, and the required procedures for personal information processing, the obligations of personal information processors, and individuals’ personal information rights and interests. The Personal Information Protection Law provides that, among other things, (i) the processing of personal information is only permissible under certain circumstances, such as prior consent from the subject individual, fulfillment of contractual and legal obligations, furtherance of public interests or other circumstances prescribed by laws and regulations; (ii) the collection of personal information should be conducted in a disciplined manner with as little impact on individuals’ rights and interests as possible; and (iii) excessive collection of personal information is prohibited. In particular, the Personal Information Protection Law provides that personal information processors should ensure the transparency and fairness of automated decision-making based on personal information, refrain from offering unreasonably differentiated transaction terms to different individuals and, when sending commercial promotions or information updates to individuals selected through automated decision-making, simultaneously offer such individuals an option not based on such individuals’ specific characteristics or a more convenient way for such individuals to turn off such promotions.

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Outbound Data Transfer, or the Data Transfer Measures, which became effective on September 1, 2022, pursuant to which, to provide data abroad under any of the following circumstances, a data processor shall apply to the national cyberspace administration for the security assessment of the outbound data transfer through the local provincial cyberspace administration: (i) the data processor provides important data abroad; (ii) the critical information infrastructure operator or the data processor that has processed the personal information of over one million people provides personal information abroad; (iii) the data processor that has provided the personal information of over 100,000 people or the sensitive personal information of over 10,000 people cumulatively since January 1 of the previous year provides personal information abroad; and (iv) any other circumstance where an application for the security assessment of outbound data transfer is required by the national cyberspace administration. As of the date of this prospectus, the data collected and generated in our business does not have a bearing on national security, economic operation, social stability, public health and security, among others, and thus may not be classified as important data by the authorities, and, neither we nor any of our PRC subsidiaries have ever provided any personal information collected and generated in the operations within the territory of the PRC to overseas recipients. Given the abovementioned facts and as advised by our PRC legal counsel, Tahota Law Firm (Beijing), according to its interpretation of the currently in-effect PRC laws and regulations, we do not believe that we or any of our PRC subsidiaries is engaged in any activity that is subject to security assessment as outlined in the Data Transfer Measures. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC data security laws and regulations if the PRC regulatory authorities take a position contrary to ours, we cannot assure you that the activities we or any of our PRC subsidiaries engaging in will not be deemed to be subject to PRC security assessment as stipulated in the Data Transfer Measures in the future, nor can we assure you that we or our PRC subsidiaries would be able to pass such assessment. The promulgation of the above-mentioned laws and regulations indicates heightened regulatory scrutiny from PRC regulatory authorities in areas such as data security and personal information protection.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or our PRC subsidiaries will be able to comply with such regulations in all respects, and we or our PRC subsidiaries may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. In addition, while our PRC subsidiaries take various measures to comply with all applicable data privacy and protection laws and regulations, there is no guarantee that our current security measures, operation and those of our third-party service providers may always be adequate for the protection of our users, employee or company data against security breaches, cyberattacks or other unauthorized access, which could result in loss or misuse of such data, interruptions to our service system, diminished user experience, loss of user confidence and trust and impairment of our technology infrastructure and harm our reputation and business, resulting in fines, penalties and potential lawsuits.

Regulatory uncertainties relating to, or failure to comply with, anti-monopoly and competition laws could adversely affect our business, financial condition, or operating results.

The PRC anti-monopoly enforcement agencies have in recent years strengthened enforcement under the PRC Anti-monopoly Law, including levying significant fines, with respect to concentration of undertakings and cartel activity, mergers and acquisitions, as well as abusive behavior by companies with market dominance. In March 2018, the SAMR was formed as a new governmental agency to take over, among other things, the anti-monopoly enforcement functions from the relevant departments under the MOFCOM, the National Development and Reform Commission of the PRC, and State Administration of Industry and Commerce of the PRC. The SAMR issued a new set of guidelines with respect to merger control review in September 2018, and issued the Notice on Anti-monopoly Enforcement Authorization on December 28, 2018, which grants authorizations to the SAMR’s provincial branches to enforce anti-monopoly laws within their respective jurisdictions. The SAMR has imposed several administrative penalties on various companies for failing to duly make filings as to their transactions subject to merger control review by the SAMR. The scope of the companies that were penalized is broad, and covers a variety of different industries.

Significant regulatory uncertainty existed as to whether prior filing of notification of concentration is required for business concentration involving variable interest entities prior to 2020. In November 2020, the Anti-monopoly Bureau of SAMR released the draft Guidelines on Anti-monopoly Issues in Platform Economy, or the Platform Economy Anti-monopoly Guidelines, for public comment and in February 2021, adopted the Platform Economy Anti-monopoly Guidelines, which for the first time specified that, any concentration made between the variable interest entities shall be regulated by the Anti-monopoly Law. In addition, the Platform Economy Anti-monopoly Guidelines set out detailed standards and rules in respect of the definition of relevant markets, typical types of cartel activities and abusive behaviors by online platform operators with market dominance, which provide further guidelines for enforcement of anti-monopoly laws against online platform operators. For instance, online platform operators that use technological advantages, such as data and algorithms, to eliminate or restrict competition or impose price restrictions or exclusivity requirements on users may be deemed to be abusing dominant market position.

Prior to the effectiveness of the Platform Economy Anti-monopoly Guidelines, the SAMR has already fined certain companies that acquired businesses using variable interest entities without obtaining merger control approval or without prior filing of notification of concentration, indicating its increased scrutiny over historical cases of concentration of undertakings involving companies using variable interest entities and heightened enforcement efforts over past failure to file prior notification of concentration of undertakings for such transactions. Since 2020, the SAMR has fined companies that acquired or merged with or cooperated with onshore or offshore entities, including those operated through variable interest entities, for failure to file prior notification before conducting the mergers or cooperation transactions.

Although we do not believe we were legally required to make a merger control review filing or obtain merger control approval in relation to the historical merger, there can be no assurance that regulators will agree with us, particularly, in light of the enforcement actions since 2020. In addition, as there were few cases where companies using variable interest entities were investigated for failure to make filings in connection with concentration of undertakings prior to 2020, we did not file prior notification of concentration of undertakings for our historical transactions. There can also be no assurance that regulators will not initiate other anti-monopoly enquiry or investigation into, or take enforcement actions against, the historical merger or require us to submit filings in relation to such historical transactions. We may be subject to penalty in connection with any such enquiry or investigation, if we are determined by the SAMR to have failed to make the requisite filings, including fines up to RMB500,000 per case, and in extreme cases where any such transaction is determined by the SAMR to have constituted concentration of undertakings under the applicable PRC anti-monopoly law, we may be ordered to terminate the contemplated concentration, to dispose of our equity or asset within a prescribed period, or to transfer our business within a prescribed time or to take any other necessary measures to return to the pre-concentration status. We may also be subject to claims from our competitors or users, which could adversely affect our business and operations. Furthermore, any new requirements or restrictions, or proposed requirements or restrictions, could result in adverse publicity or fines against us.

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Anti-Monopoly Law of the PRC was adopted and became effective on August 1, 2022, which stipulates that the State Council’s anti-monopoly enforcement agency may order business operators to cease illegal concentration, to dispose of shares, assets or businesses within a defined period of time, or to take other necessary measures to restore to the state before the concentration. The enforcement agency may also impose upon a business operator (i) a fine up to ten percent of the business operator’s sales revenue in the past year, if the concentration of undertakings has or may have an effect of excluding or limiting competition, or (ii) a fine up to RMB5 million if the concentration of undertakings does not have the effect of excluding or limiting competition. Stricter anti-monopoly and anti-unfair competition enforcement by the PRC regulatory authorities, especially enforcement actions focused on platform economy, may, among other things, prohibit us from future acquisitions, divestitures or combinations our plans to make, impose fines or penalties, require divestiture of certain of our assets, or impose other restrictions that limit or require us to modify its operations, including limitations on our contractual relationships or restrictions on our pricing or revenue models, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Furthermore, as we continue to navigate the evolving legislative environment and varied local implementation practices of anti-monopoly and competition laws and regulations in the PRC, we have attended and may continue to be required to attend administrative guidance meetings or other communications with regulators from time to time. We may continue to receive greater scrutiny and attention from regulators and more frequent and stringent investigations or reviews by regulators, which will increase our compliance costs. It could also be time-consuming to comply with the relevant regulations described above to complete future transactions and carry out our business operations. Heightened regulatory inquiries, investigations and other governmental actions and approval requirements from governmental authorities such as the SAMR may be uncertain and could delay or inhibit our ability to complete these transactions and carry out our business operations, which could affect our ability to expand its business, maintain its market share or otherwise achieve the goals of our acquisition strategy, divert significant management time and attention and our financial resources, bring negative publicity, subject us to liabilities or administrative penalties, and/or materially and adversely affect our financial conditions, operations and business prospects.

Certain judgments obtained against us by our shareholders may not be enforceable.

TD Holdings, Inc. is a Delaware holding company and substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted through our PRC subsidiaries in China. In addition of our current directors and officers are nationals and residents of countries other than the United States. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

There is uncertainty as to whether the judgment of United States courts will be directly enforced in Hong Kong, as the United States and Hong Kong do not have a treaty or other arrangements providing for reciprocal recognition and enforcement of judgments of courts of the United States in civil and commercial matters. However, a foreign judgment may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court since the judgment may be regarded as creating a debt between the parties to it, provided that the foreign judgment, among other things, is a final judgment conclusive upon the merits of the claim and is for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

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

TD HOLDINGS, INC.

Date: August 11, 2023	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Tianshi (Stanley) Yang
	Name:	Tianshi (Stanley) Yang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)