Form 10-Q
period 2023-09-30
BAIYU Holdings, Inc.
filed 2023-11-15
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36055

BAIYU Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

139, Xinzhou 11th Street, Futian District Shenzhen, Guangdong, PRC	518000
(Address of principal executive offices)	(Zip Code)

+86 (0755) 82792111

(Registrant’s telephone number, including area code)

TD Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BYU	Nasdaq Capital Market

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

As of November 11, 2023, 4,117,070 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 and December 31, 2022

(Expressed in U.S. dollars, except for the number of shares)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,440,259	$893,057
Loans receivable from third parties	201,957,435	143,174,634
Other current assets	9,366,698	4,040,477
Inventories, net	269,732	458,157
Total current assets	213,034,124	148,566,325

Non-Current Assets
Plant and equipment, net	33,980	6,370
Goodwill	155,411,473	160,213,550
Intangible assets, net	46,628,066	54,114,727
Right-of-use assets	104,679	196,826
Total non-current assets	202,178,198	214,531,473

Total Assets	$415,212,322	$363,097,798

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$417,372	$1,269
Bank borrowings	1,043,344	1,005,083
Third party loans payable	464,283	460,587
Contract liabilities	3,108,291	437,148
Income tax payable	14,651,729	11,634,987
Lease liabilities	93,114	116,170
Other current liabilities	6,161,639	5,348,646
Convertible promissory notes	4,801,966	4,208,141
Total current liabilities	30,741,738	23,212,031

Non-Current Liabilities
Due to related party	37,605,504	38,767,481
Deferred tax liabilities	2,411,693	3,059,953
Lease liabilities	15,103	84,164
Total non-current liabilities	40,032,300	41,911,598

Total liabilities	70,774,038	65,123,629

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 3,753,055 and 2,134,842 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)(1)	3,753	2,135
Additional paid-in capital	406,596,269	344,400,599
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(41,341,113)	(38,800,375)
Accumulated other comprehensive loss	(21,010,803)	(8,984,925)
Total BYU Shareholders’ Equity(1)	346,850,773	299,220,101

Non-controlling interest	(2,412,489)	(1,245,932)
Total Equity(1)	344,438,284	297,974,169

Total Liabilities and Equity	$415,212,322	$363,097,798

(1)	On October 30, 2023, The Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
- Sales of commodity products – third parties	$33,883,096	$37,847,831	$102,937,623	$138,540,090
- Supply chain management services – third parties	28,630	40,724	64,037	1,190,976
Total Revenue	33,911,726	37,888,555	103,001,660	139,731,066
Cost of revenue
- Commodity product sales-third parties	(33,916,806)	(38,008,016)	(103,107,066)	(138,848,770)
- Supply chain management services – third parties	(18,157)	(321)	(41,540)	(6,011)
Total cost of revenue	(33,934,963)	(38,008,337)	(103,148,606)	(138,854,781)
Gross profit(loss)	(23,237)	(119,782)	(146,946)	876,285

Operating expenses
Selling, general, and administrative expenses	(3,034,313)	(1,951,604)	(14,108,225)	(6,075,090)
Total operating expenses	(3,034,313)	(1,951,604)	(14,108,225)	(6,075,090)

Other income (expenses), net
Interest income	5,124,728	4,659,595	14,482,016	13,416,254
Interest expenses	(129,716)	(149,308)	(352,938)	(388,750)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(228,250)	(365,125)	(713,292)	(898,783)
Other income, net	8,227	104,961	7,130	(21,283)
Total other income, net	4,774,989	4,250,123	13,422,916	12,107,438

Net income(loss) before income taxes	1,717,439	2,178,737	(832,255)	6,908,633

Income tax expenses	(1,037,781)	(874,815)	(2,875,040)	(2,585,583)

Net income(loss)	$679,658	$1,303,922	$(3,707,295)	$4,323,050
Less: Net loss attributable to non-controlling interests	(382,556)	-	(1,166,557)	-
Net income attributable to BAIYU Holdings, Inc.’s Stockholders	679,658	1,303,922	(2,540,738)	4,323,050
Comprehensive income(loss)
Net income(loss)	$679,658	$1,303,922	$(3,707,295)	$4,323,050
Foreign currency translation adjustments	2,156,075	(13,816,878)	(12,025,878)	(26,494,259)
Comprehensive income(loss)	$2,835,733	$(12,512,956)	$(15,733,173)	$(22,171,209)
Less: Total comprehensive loss attributable to non-controlling interests	(382,556)	-	(1,166,557)	-
Comprehensive income(loss) attributable to BAIYU Holdings, Inc.’s Stockholders	3,218,289	(22,905,595)	(14,566,616)	(22,171,209)

Income(loss) per share - basic and diluted
Income(loss) per share – Basic	$0.21	$1.18	$(1.21)	$4.71
Income(loss) per share – Diluted	$0.16	$1.07	$(0.93)	$4.16

Weighted Average Shares Outstanding-Basic(1)	3,209,597	1,103,161	3,074,862	918,236

Weighted Average Shares Outstanding- Diluted	4,141,383	1,224,145	4,006,649	1,039,221

(1)	On October 30, 2023, The Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	loss	interests	Equity

Balance as of December 31, 2021	552,697	$553	$224,928,030	$(42,200,603)	$1,477,768	$11,666,607	$-	$195,872,355
Issuance of common stocks in connection with private placements	488,400	488	56,919,512	-	-	-	-	56,920,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	66,964	67	2,942,084	-	-	-	-	2,942,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income	-	-	-	4,323,050	-	-	-	4,323,050
Foreign currency translation adjustments	-	-	-	-	-	(26,494,259)	-	(26,494,259)
Balance as of September 30, 2022	1,108,061	$1108	$285,702,626	$(37,877,553)	$1,477,768	$(14,827,652)	$-	$234,476,297

Balance as of December 31, 2022	2,134,842	$2,135	$344,400,599	$(38,800,375)	$2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	1,260,000	1,260	52,148,740	-	-	-	-	52,150,000
Issuance of common stocks pursuant to ATM transaction	13,786	14	559,059	-	-	-	-	559,073
Issuance of common stocks pursuant to exercise of convertible promissory notes	124,427	124	2,877,091		-	-	-	2,877,215
Issuance of common stock pursuant to stock incentive stock plan (in Shares)	220,000	220	5,687,780					5,698,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income(loss)	-	-	-	(2,540,738)	-	-	(1,166,557)	(3,707,295)
Foreign currency translation adjustments	-	-	-	-	-	(12,025,878)	-	(12,025,878)
Balance as of September 30, 2023(1)	3,753,055	$3,753	$406,596,269	$(41,341,113)	$2,602,667	$(21,010,803)	$(2,412,489)	$344,438,284

(1)	On October 30, 2023, The Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total (Deficit)
	Shares	Amount	capital	Deficit	Reserve	income (loss)	interests	Equity

Balance as of June 30, 2022	1,094,720	$1,095	$285,077,639	$(39,181,475)	$1,477,768	$(1,010,774)	$-	$246,364,253
Issuance of common stocks in connection with private placements	-	-	-	-	-	-	-	-
Issuance of common stocks pursuant to exercise of convertible promissory notes	13,340	13	624,987	-	-	-	-	625,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	-	-	-	-	-	-
Net income	-	-	-	1,303,922	-	-	-	1,303,922
Foreign currency translation adjustments	-	-	-	-	-	(13,816,878)	-	(13,816,878)
Balance as of September 30, 2022	1,108,061	$1,108	$285,702,626	$(37,877,553)	$1,477,768	$(14,827,652)	$-	$234,476,297

Balance as of June 30, 2023	3,128,149	$3,128	$396,346,894	$(42,403,327)	$2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551
Issuance of common stocks in connection with private placements (in Shares)	560,000	560	9,799,440					9,800,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	64,096	65	449,935	-	-	-	-	450,000
Net Income(loss)	-	-	-	1,062,214	-	-	(382,556)	679,658
Foreign currency translation adjustments	-	-	-	-	-	2,156,075	-	2,156,075
Balance as of September 30, 2023(1)	3,753,055	$3,753	$406,596,269	$(41,341,113)	$2,602,667	$(21,010,803)	$(2,412,489)	$344,438,284

(1)	On October 30, 2023, The Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income(loss)	$(3,707,295)	$4,323,050
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	6,002,628	2,967,735
Depreciation of plant and equipment	6,289	4,503
Amortization of discount on convertible promissory notes	200,000	354,333
Amortization of right of use assets	88,416	248,475
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	713,292	898,783
Monitoring fee relating to convertible promissory notes	-	157,276
Interest expense for convertible promissory notes	245,506	341,482
Deferred tax liabilities	(569,635)	(604,813)
Inventories impairment	(16,818)	-
Share-based payment stock to service providers	5,698,000
Changes in operating assets and liabilities:
Other current assets	(9,754,421)	74,164
Escrow account receivable	-	-
Inventories	195,620	(504,519)
Prepayments	(3,297,177)	(5,689)
Contract liabilities	2,747,384	(5,039,217)
Accounts payable	425,930	(2,067,808)
Due to related parties	-	(20,433)
Due from third parties	(275,930)	(1,239,339)
Due from related parties	(1,963,576)	(517,471)
Income tax payable	3,444,639	3,190,730
Other current liabilities	941,335	1,202,550
Lease liabilities	(88,281)	(178,203)
Due to third party loans payable	17,913	19,019
Net cash provided by operating activities	1,053,819	3,604,608
Cash Flows from Investing Activities:
Purchases of plant and equipment	(34,733)	(5,449)
Purchases of operating lease assets	-	(58,617)
Payment made on loans to related parties		(301,624)
Payment made on loans to third parties	(122,971,023)	(77,227,957)
Collection of loans from related parties	-	10,637,336
Collection of loans from third parties	58,413,241	3,758,759
Investments in other investing activities	(58,951)	(51,192)
Net cash used in investing activities	(64,651,465)	(63,248,744)
Cash Flows from Financing Activities:
Repayments made on loans to third parties	69,995
Payments of borrowings to the third parties		(30,272)
Proceeds from issuance of common stock under ATM transaction	559,073	-
Proceeds from issuance of common stock under private placement transactions	42,350,000	56,920,000
Proceeds from issuance of convertible promissory notes	13,025,243	3,000,000
Net cash provided by financing activities	56,004,311	59,889,728
Effect of exchange rate changes on cash and cash equivalents	8,140,537	(1,872,016)
Net increase/(decrease) in cash and cash equivalents	547,202	(1,626,424)
Cash at the beginning of period	893,057	4,311,068
Cash at the end of period	$1,440,259	$2,684,644
Supplemental Cash Flow Information
Cash paid for interest expense	$38,918	$63,752
Cash paid for income tax	$-	$1,712
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$58,617	$58,617
Issuance of common stocks in connection with conversion of convertible promissory notes	$13,590,215	$3,855,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

BAIYU Holding, Inc. is a Delaware corporation, incorporated under the laws of the state of Delaware.

On October 19, 2023, the Company has changed the name from TD Holdings, Inc. to BAIYU Holdings, Inc., with market effectiveness on Nasdaq since October 30, 2023.

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

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company
TD Internet of Things Technology Company	A Hong Kong company Incorporated on February 14, 2020	100% owned by HC High BVI
Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A holding company
Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI
Tongdow E-trade Limited (“Tongdow HK”)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI
Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology
Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB 10 million)	A wholly owned subsidiary of Shanghai Jianchi
Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi
Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid- up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng
Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK
Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture
Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce
Baiyu International Supply Chain PTE.LTD	A Singapore company Incorporated on Jun 28, 2023	100% owned by HC High BVI

The following diagram illustrates our corporate structure as of September 30, 2023.

(1)	A variable interest entity controlled through contractual arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2022 previously filed with the SEC on March 10, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2023 and its unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2023 and 2022, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2023	December 31, 2022

Loans receivable from third parties	$201,957,435	$143,174,634

As of September 30, 2023, the Company has 11 loan agreements compared with 11 loan agreements on December 31, 2022. The Company provided loans aggregating $137,770,733 for the purpose of making use of idle cash and maintaining long-term customer relationships and collected $78,987,932.21 during the nine months ended September 30, 2023. These loans will mature from Oct 2023 through September 2024, and charges an interest rate of 10.95% per annum on these customers.

Interest income of $5,124,625 and $4,659,169 was recognized for the three months ended September 30, 2023 and 2022, respectively. Interest income of $14,481,640 and $13,414,369 was recognized for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded an interest receivable of $5,425,655 and $3,337,655 as reflected under “other current assets” in the unaudited condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022 there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of zinc ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	September 30 2023	December 31, 2022

Zinc ingots	$269,732	$475,096
Less: impairment for inventories	-	(16,939)
Inventories, net	$269,732	$458,157

For the nine months ended September 30, 2023, the Company charged back impairment of $16,939 as the impaired inventories have been sold.

5. PLANT AND EQUIPMENT, NET

	September 30, 2023	December 31, 2022
Cost:
Office equipment	$43,415	$9,747
Accumulated depreciation:
Office equipment	$(9,435)	$(3,377)
Plant and equipment, net	$33,980	$6,370

Depreciation expense was $6,289 for the nine months ended September 30, 2023. Depreciation expense was $3,377 for the twelve months ended December 31, 2022.

6. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2023 and December 31, 2022 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2020 (i)	$69,322,325	$-	$69,322,325
Foreign currency translation adjustments	1,705,958	-	1,705,958
Balance as of December 31, 2021	$71,028,283	$-	$71,028,283
Additions (ii)	-	92,505,479	92,505,479
Foreign currency translation adjustments	(6,005,881)	2,685,669	(3,320,212)
Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(1,948,915)	(2,853,162)	(4,802,077)
Balance as of September 30, 2023	$63,073,487	$92,337,986	$155,411,473

(i)	The goodwill associated with the acquisition of Shenzhen Baiyu Jucheng was initially recognized at the acquisition closing date on October 26, 2020.

(ii)	During the year ended December 31, 2022, the goodwill associated with the contractual arrangement with Tongdow Internet Technology was initially recognized at the date on October 17, 2022.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the nine months ended September 30, 2023 and the year ended December 31, 2022.

7. INTANGIBLE ASSETS

	September 30, 2023	December 31, 2022
Customer relationships	$18,304,131	$18,869,713
Software copyright	46,380,122	47,813,227
Total	64,684,253	66,682,940

Less: accumulative amortization	(18,056,187)	(12,568,213)
Intangible assets, net	$46,628,066	$54,114,727

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

For the nine months ended September 30, 2023, the Company amortized $6,002,628. For the nine months ended September 30, 2022, the Company amortized $2,967,735. No impairment loss was made against the intangible assets during the nine months ended September 30, 2023.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending September 30, 2023:	Amount
current year	$1,954,894
2024	7,819,574
2025	7,819,574
2026	7,819,574
2027	7,819,574
Thereafter	13,394,876
Total:	$46,628,066

8. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank and to Bank of Communications. As of September 30, 2023 and December 31, 2022, bank loans consisted of the following:

	September 30, 2023	December 31, 2022
Short-term bank loans:
Loan from Baosheng County Bank	$974,958	$1,005,083
Bank of Communications	68,386	-
Total:	1,043,344	1,005,083

In August 2022, Qianhai Baiyu entered into five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity in August 2023. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

In August 2023, Qianhai Baiyu entered into a loan agreement with the Bank of Communications, borrowing a total of RMB 4.91 million yuan as a two-year working capital, due in August 2024.

For the nine months ended September 30, 2023, the Company paid interest expense on bank loans of $194.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	September 30, 2023	December 31, 2022

Right-of-use lease assets, net	$104,679	$196,826

Lease Liabilities-current	$93,114	$116,170
Lease liabilities-non current	15,103	84,164
Total	$108,217	$200,334

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of September 30, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.17-1.5
Weighted average discount rate	4.75%-5.00%

For the nine months ended September 30, 2023 and 2022, the Company charged total amortization of right-of-use assets of $68,877 and $248,475 respectively. For the three months ended September 30, 2023 and 2022, the Company charged total amortization of right-of-use assets of $7,737 and $78,391 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of September 30, 2023:

Period ending September 30, 2023:	Amount
current year	$52,233
2024	86,343
Total lease payments	138,576
Less: imputed interest	30,359
Present value of lease liabilities	$108,217

10. OTHER CURRENT LIABILITIES

	September 30, 2023	December 31, 2022
Accrued payroll and benefit	$1,834,151	$1,831,506
Other tax payable	4,310,625	3,451,928
Others	16,863	65,212
Total	$6,161,639	$5,348,646

11. CONVERTIBLE PROMISSORY NOTES

	September 30, 2023	December 31, 2022
Convertible promissory notes – principal	$4,773,223	$4,053,982
Convertible promissory notes – discount	(565,126)	(325,416)
Convertible promissory notes – interest	593,869	479,575
Convertible promissory notes, net	$4,801,966	$4,208,141

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The Company settled convertible promissory notes of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023 and $102,214.66 on June 20, 2023, respectively, and issued 148,399, 147,824, 147,475, 292,987, 279,567, 357,142 and 208,976 shares of the Company’s common stock on January 6, 2023, on January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, April 10, 2023 and June 21, 2023, respectively for the nine months ended September 30, 2023. As of September 30, 2023, the convertible promissory note issued on October 4, 2021 has been fully settled.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the note dated as of May 6, 2022 to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023,$125,000 on March 24, 2023 and $150,000 on September 14, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567,145,660 and 1,153,846 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023,March 29, 2023 and September 15, 2023,respectively for the nine months ended September 30, 2023.

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Investor, pursuant to which the Company issued an unsecured convertible promissory to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $300,000 on September 7, 2023, and issued 2,091,466 shares of the Company’s common stock on September 12, 2023, for the nine months ended September 30, 2023.

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

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the three months ended September 30, 2023, the Company has recognized the amortization of beneficial conversion feature $36,140 and $228,250 to profit. For the nine months ended September 30, 2023, the Company has recognized the amortization of beneficial conversion feature $218,750 and $266,292 to profit.

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

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023, and $102,214.66 on June 20, 2023 respectively, and issued 148,399, 147,824, 147,475, 292,987, 279,567, 357,142, and 208,976 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, on April 10, 2023, and June 21, 2023 respectively for the nine months ended September 30, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,and $150,000 on September 14, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567,145,660 and 1,153,846 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, and September 15, 2023, respectively for the nine months ended September 30, 2023.

 The Company settled convertible promissory notes of $300,000 on September 7, 2023, and issued 2,091,466 shares of the Company’s common stock on September 12, 2023, for the nine months ended September 30, 2023.

Reverse stock split of common stock

On August 8, 2022, The Company completed a five (5) for one (1) reverse stock split of our issued and outstanding common stock, par value $0.001 per share.

On October 30, 2023, The Company completed a fifty (50) for one (1) reverse stock split of our issued and outstanding common stock, par value $0.001 per share.

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

Warrants

A summary of warrants activity for the nine months ended September 30, 2023 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2022	3,854,674	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	-	-
Balance of warrants outstanding and exercisable as of September 30, 2023	3,854,674	2.95 years	$7.15	-

As of September 30, 2023, the Company had 3,854,674 shares of warrants, among which 54,674 shares of warrants were issued to two individuals in private placements, and 3,800,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 3,800,000 shares of warrants, the Company issued warrants to investors to purchase a total of 3,800,000 common stock with a warrant term of five (5) years. The warrants have an exercise price of $5.75 per share.

The Warrants ended on September 30, 2023 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

13. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of September 30, 2023, the principal amount and interest expense of convertible promissory notes are $4,773,223 and $593,869. Total obligations of $5,367,092 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted income per common share for the nine months ended September 30, 2023 and 2022 respectively:

	For the Nine Months Ended September 30,
	2023	2022

Net income(loss)	$(3,707,295)	$4,323,050

Weighted Average Shares Outstanding-Basic	3,074,862	918,236
Weighted Average Shares Outstanding- Diluted	4,006,649	1,039,221
Net income per share - basic and diluted
Net income per share - basic	$(1.21)	$4.71
Net income per share - diluted	$(0.93)	$4.16

	For the Three Months Ended September 30,
	2023	2022

Net income	$679,658	$1,303,922

Weighted Average Shares Outstanding-Basic	3,209,597	1,103,161
Weighted Average Shares Outstanding-Diluted	4,141,383	1,224,145
Net income per share - basic and diluted
Net income per share - basic	$0.21	$1.18
Net income per share - diluted	$0.16	$1.07

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2023, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of September 30, 2023 and December 31, 2022, the Company had deferred tax assets of $10,964,059 and $7,841,745, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2023.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the nine months ended September 30, 2023 and 2022, the Company had current income tax expenses of $3,444,639 and $3,190,396, respectively, and deferred income tax benefit of $569,365 and $604,813 in the connection of intangible assets generated from the acquisition of Shenzhen Baiyu Jucheng, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2023 and December 31, 2022 and the Company does not believe that its unrecognized tax benefits will change over the next 12 months.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co.,Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co.,Ltd. (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd. (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of the Company

2)	Balances with related parties

-	Due to related party

	September 30, 2023	December 31, 2022

TD E-commerce	$37,605,504	$38,767,481
Total due to related party	$37,605,504	$38,767,481

The amount due to related party is non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next 12 months.

	For the Twelve Months Ended December 31,
	2022	2021
Tongdow E-trade Limited	$2,300,000	$6,960,000
Total internal fund transfers	$2,300,000	$6,960,000

In 2021 and 2022, the Company transferred cash in the amount if US$6.96 million and US$2.30 million, respectively, to its PRC subsidiaries through our offshore intermediary holding entities by way of capital contribution.

16. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of September 30, 2023:

	Payment due by September 30
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreement	$12,700	$12,700	$-	$-

2)	Contingencies

None.

17. Risks and uncertainties

(1)	Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of September 30, 2023, approximately $0.10 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	December 31,
	2023	2022
Balance sheet items, except for equity accounts	7.1798	6.9646

	For the nine months ended September 30,
	2023	2022
Items in the consolidated statements of operations and comprehensive income (loss), and statements of cash flows	7.0148	6.3504

(4)	Economic and political risks

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, such as COVID-19, swine flu, avian influenza, severe acute respiratory syndrome, Ebola and Zika; natural disasters, such as earthquakes, snowstorms, storm surges, floods, fires, drought and other extreme weather events and other effects of climate change; or other events, such as wars, acts of terrorism, environmental accidents, power shortages or communication interruptions. The occurrence of a disaster or a prolonged outbreak of an epidemic illness or other adverse public health developments in China or elsewhere in the world could materially disrupt our industry and our business and operations, and have a material adverse effect on our business, financial condition and results of operations. For example, these events could cause a temporary closure of the facilities we use for our operations, significantly disrupt supply chains and logistics services or severely impact consumer behaviors and the operations of merchants, business partners and other participants in our ecosystem. Our operations could also be disrupted if any of our employees or employees of our business partners are suspected of contracting an epidemic disease, since this could require us or our business partners to quarantine some or all of these employees or disinfect the facilities used for our operations. In addition, our revenue and profitability could be materially reduced to the extent that a natural disaster, health epidemic or other outbreak or any change in policy in response to such event harms the global or PRC economy in general.

In particular, the global outbreak of the COVID-19 pandemic continued to have a significant negative impact on the global economy in fiscal year 2023, which has adversely affected our business and financial results. From early 2020 to early 2023, the COVID-19 pandemic triggered a series of lock-downs, social distancing requirements and travel restrictions that significantly and negatively affected our various businesses in China, particularly our China commerce and local consumer services businesses. Our key international commerce businesses also experienced a negative impact. The COVID-19 pandemic also presented challenges to our business operations as well as the business operations of our merchants, business partners and other participants in our ecosystem, such as closure of offices and facilities, disruptions to or even suspensions of normal business and logistics operations, as well as restrictions on travel. Starting in December 2022, China has lifted most of the COVID-19-induced travel restrictions and quarantine requirements. From late December 2022 to early 2023, certain parts of China experienced COVID-19 resurgence, which caused significant disruption to our business operations in these regions.

It is not possible to determine the impact of the COVID-19 pandemic on our business operations and financial results going forward, which is highly dependent on numerous factors, including the frequency, duration and spread of the outbreaks of the COVID-19 pandemic (including any new variant with different characteristics) in China or elsewhere, actions taken by governments, the response of businesses and individuals to the pandemic, the impact of the pandemic on business and economic conditions in China and globally, consumer demand, our ability and the ability of merchants, retailers, logistics service providers and other participants in our ecosystem to continue operations in areas affected by the pandemic and our efforts and expenditures to support merchants and partners and ensure the safety of our employees. The COVID-19 pandemic may continue to adversely affect our business and results of operations.

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

18. SUBSEQUENT EVENTS

On September 29, 2023, the stockholders of the Company approved a form of certificate of amendment of certificate of incorporation (the “Certificate of Amendment”) on September 18, 2023 to (i) effect a reverse stock split of our issued and outstanding common stock to comply with the Nasdaq’s minimum trading price requirement, at a ratio of one-for-twenty to one-for-fifty (with the exact ratio to be set at a whole number within this range as determined by the members of the board of directors (the “Board”) in its sole discretion, and (ii) change the Company’s name to BAIYU Holdings, Inc. (the “Name Change”), with the final decision of whether to proceed with the Name Change and the timing for implementing the Name Change to be determined by the Board in its sole discretion.

On October 19, 2023, the Company filed the Certificate of Amendment to effect the Name Change and a reverse stock split at the split ratio of one-for-fifty (the “Reverse Split”).

As a result of the reverse stock split, every fifty (50) shares of the Company’s pre-split Common Stock were combined into one (1) share of the Company’s post-split Common Stock, without any change in par value per share. No fractional shares were issued in connection with the Reverse Split and all such fractional shares were rounded up to the nearest whole number of shares of Common Stock.

Following the Name Change, any stock certificates that reflect the former name of the Company will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

The new CUSIP number of the common stock following the Reverse Split is 87250W301. The Company’s Common Stock began trading under its new ticker “BYU” on a Reverse Split-adjusted basis on Nasdaq on October 30, 2023.

The Company has evaluated subsequent events to the date the financial statements were issued and has determined that there are no other items to disclose or require adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2023, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the nine months ended September 30, 2023, the Company recorded revenue of $102,937,623 from commodities trading business and $64,037 from commodity distribution services and other related services, respectively.

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

Supply Chain Management Services and other related services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the nine months ended September 30, 2023, the Company earned other supply chain management services and other related services revenue of $64,037 with 9 third-party customers, compared with a commodity distribution services revenue of $1,190,976 to 16 third-party customers for the same period ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues
- Sales of commodity products – third parties	$33,883,096	$37,847,831	$(3,964,735)	(10)%
- Supply chain management services – third parties	28,630	40,724	(12,094)	(30)%
Total revenue	33,911,726	37,888,555	(3,976,829)	(10)%

Cost of revenue
- Commodity product sales – third parties	(33,916,806)	(38,008,016)	4,091,210	(11)%
- Supply chain management services – third parties	(18,157)	(321)	(17,836)	(5556)%
Total cost of revenue	(33,934,963)	(38,008,337)	4,073,374	(11)%

Gross profit(loss)	(23,237)	(119,782)	96,545	(81)%

Operating expenses
Selling, general, and administrative expenses	(3,034,313)	(1,951,604)	(1,082,709)	55%
Total operating cost and expenses	(3,034,313)	(1,951,604)	(1,082,709)	55%

Other income, net
Interest income	5,124,728	4,659,595	465,133	10%
Interest expenses	(129,716)	(149,308)	19,592	(13)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(228,250)	(365,125)	136,875	(37)%
Other income, net	8,227	104,961	(96,734)	(92)%
Total other income, net	4,774,989	4,250,123	524,866	12%

Net income before income taxes	1,717,439	2,178,737	(461,298)	(21)%

Income tax expenses	(1,037,781)	(874,815)	(162,966)	19%
Net income	$679,658	$1,303,922	$(624,264)	(48)%

Revenue

For the three months ended September 30, 2023, we generate revenue from two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $3,976,829 or 10%, from $37,888,555 for the three months ended September 30, 2022 to $33,991,726 for the three months ended September 30, 2023, among which revenue from commodity trading and supply chain management accounted for 99.9% and 0.1% of our total revenue for the three months ended September 30, 2023. For the three months ended September 30, 2022, revenue from commodity trading and supply chain management accounted for 99.9% and 0.1% of our total revenue for the three months ended September 30, 2022.

(1) Revenue from sales of commodity products

For the three months ended September 30, 2023 and 2022, the Company sold non-ferrous metals to 19 customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $33,883,096 from sales of commodity products for the three months ended September 30, 2023 compared with $37,847,831 generated from sales of commodity products for the same period in 2022.

(2) Revenue from supply chain management services and other related services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended September 30, 2023, the Company provided $28,630 commodity distribution services and other related services to third-party customers compared with $40,724 to the third-party customers for the same period ended September 30, 2022.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $ 4,073,374 or 11% from $38,008,337 for the three months ended September 30, 2022 to $33,934,963 for the three months ended September 30, 2023, primarily due to a decrease of $4,091,210 in cost of revenue associated with commodity product sales from the third-party. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended September 30, 2023, the Company purchased non-ferrous metal products of $33,916,806 from 11 third-party vendors compared with $38,008,016 from 15 third-party vendors for the three months ended September 30, 2022.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $1,951,604 for the three months ended September 30, 2022 to $3,034,313 for the three months ended September 30, 2023, representing an increase of $1,082,709 or 55%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to amortizations of intangible assets’ increased by $1.01 million.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2023, interest income was $5,124,728, representing an increase of $465,133, or 10% from $4,659,595 for the three months ended September 30, 2022. The increase was full due to loans made to third-party vendors for the three months ended September 30, 2023.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the three months ended September 30, 2023, the item represented the amortization of beneficial conversion feature of $228,250 relating to the convertible promissory notes.

For the three months ended September 30, 2022, the item represented the amortization of beneficial conversion feature of $365,125 relating to the convertible promissory notes.

Net income

As a result of the foregoing, net income for the three months ended September 30, 2023 was $679,658, representing a decrease of $624,264 from net income of $1,303,922 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 as Compared to nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues
- Sales of commodity products – third parties	$102,937,623	$138,540,090	$(35,602,467)	(26)%
- Supply chain management services – third parties	64,037	1,190,976	(1,126,939)	(95)%
Total revenue	103,001,660	139,731,066	(36,729,406)	(26)%

Cost of revenue
- Commodity product sales – third parties	(103,107,066)	(138,848,770)	35,741,704	(26)%
- Supply chain management services – third parties	(41,540)	(6,011)	(35,529)	591%
Total cost of revenue	(103,148,606)	(138,854,781)	35,706,175	(26)%

Gross profit(loss)	(146,946)	876,285	(1,023,231)	(117)%

Operating expenses
Selling, general, and administrative expenses	(14,108,225)	(6,075,090)	(8,033,135)	132%
Total operating cost and expenses	(14,108,225)	(6,075,090)	(8,033,135)	132%

Other income (expenses), net
Interest income	14,482,016	13,416,254	1,065,762	8%
Interest expenses	(352,938)	(388,750)	35,812	(9)%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(713,292)	(898,783)	185,491	(21)%
Other income (expense), net	7,130	(21,283)	28,413	(134)%
Total other income, net	13,422,916	12,107,438	1,315,478	11%

Net income(loss) before income taxes	(832,255)	6,908,633	(7,740,888)	(112)%

Income tax expenses	(2,875,040)	(2,585,583)	(289,457)	11%
Net income(loss)	$(3,707,295)	$4,323,050	$(8,030,345)	(186)%

Revenue

For the nine months ended September 30, 2023, we generate revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue decreased by $36,729,406 or 26%, from $139,731,066 for the nine months ended September 30, 2022 to $103,001,660 for the nine months ended September 30, 2023, among which revenue from commodity trading and supply chain management accounted for 99.9% and 0.1%, respectively, of our total revenue for the nine months ended September 30, 2023. The decrease of revenue from sales of commodity products is mainly due to COVID-19, as well as the depreciation of RMB against USD for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.The extent to which COVID-19 affects our future results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

(1) Revenue from sales of commodity products

For the nine months ended September 30, 2023, the Company sold non-ferrous metals to 19 third-party customers at fixed prices, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $102,937,623 from sales of commodity products compared with $138,540,090 for the same period in 2022.

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

Commodity distribution service fees

The Company utilizes its strong sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate the metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of the volume of metal products that customers purchase. Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the nine months ended September 30, 2023, the Company earned commodity distribution commission fees and other related services of $64,037 from 9 third-party vendors compared with commission fees of $1,190,976 from 16 third-party vendors for the nine months ended September 30, 2022.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales, cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $35,706,175 or 26% from $138,854,781 for the nine months ended September 30, 2022 to $103,148,606 for the nine months ended September 30, 2023, primarily due to an decrease of $35,741,704 in cost of revenue associated with commodity product sales. The cost of revenue decreased in line with the decrease in sales volume.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the nine months ended September 30, 2023, the Company purchased non-ferrous metal products of $103,107,066 from 11 third-party vendors.

For the nine months ended September 30, 2022, the Company purchased non-ferrous metal products of $138,848,770 from 15 third-party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $6,075,090 for the nine months ended September 30, 2022 to $14,108,225 for the nine months ended September 30, 2023, representing an increase of $8,033,135, or 132%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to amortizations of intangible assets’ increase by $3.06 million.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2023, interest income was $14,482,016 representing an increase of $1,065,762, or 8% from $13,416,254 for the nine months ended September 30, 2022.There is no big difference between interest income for the nine months ended September 30, 2023 and for the nine months ended September 30, 2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to issuance of convertible promissory notes

For the nine months ended September 30, 2023, the item represented the amortization of beneficial conversion feature of $713,292 relating to the convertible promissory notes.

For the nine months ended September 30, 2022, the item represented the amortization of beneficial conversion feature of $898,783 relating to the convertible promissory notes.

Net income(loss)

As a result of the foregoing, net loss for the nine months ended September 30, 2023 was $3,707,295, representing a decrease of $8,030,345 from net income of $4,323,050 for the nine months ended September 30, 2022.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings of our securities.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $3,707,295 and cash inflow of $1,053,820 for the nine months ended September 30, 2023. As of September 30, 2023, the Company positive working capital of $192 million.

During the nine months ended September 30, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from certain private placements by the issuance of 35,000,000 shares of common stock, cash raised of $559,073 from a registered direct offering by the issuance of 689,306 shares of common stocks, cash raised of $3,000,000 from the issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000,cash raised of $9,800,000 from certain private placements by the issuance of 28,000,000 shares of common stock.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2023 and 2022, respectively:

	For the nine months Ended September 30,
	2023	2022
Net Cash Provided by Operating Activities	$1,053,819	$3,604,608
Net Cash Used in Investing Activities	(64,651,465)	(63,248,744)
Net Cash Provided by Financing Activities	56,004,311	59,889,728
Effect of exchange rate changes on cash and cash equivalents	8,140,537	(1,872,016)
Net increase/(decrease) in cash and cash equivalents	547,202	(1,626,424)
Cash at the beginning of period	893,057	4,311,068
Cash at the end of period	$1,440,259	$2,684,644

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2023, we had a cash inflow from operating activities of $1,053,819, an decrease of $2,550,789 from a cash inflow of $3,604,608 for the nine months ended September 30, 2022. We incurred a net loss for the nine months ended September 30, 2023 of $3,707,295, an decrease of $8,030,345 from the nine months ended September 30, 2022, during which we recorded a net income of $4,323,050.

In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including (1) non-cash effects adjustments include amortization of intangible assets of $6,002,628 and amortization of discount on convertible promissory notes of $200,000, amortization of beneficial conversion feature of convertible promissory notes of $713,292 and interest expenses for convertible promissory notes of $245,506.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $64,651,466 as compared to net cash used in investing activities of $63,248,744 from continuing operations for the nine months ended September 30, 2022.

The cash used in investing activities for the nine months ended September 30, 2023 was for the loans disbursed to third parties of $122,971,023, collected loans from third parties of $58,413,241.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from certain private placements by the issuance of 35,000,000 shares of common stocks, cash raised of $559,073 from a registered direct offering by the issuance of 689,306 shares of common stocks, cash raised of $3,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000,cash raised of $9,800,000 from certain private placements by the issuance of 28,000,000 shares of common stock.

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

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

As of September 30, 2023, the Company had one lease arrangement with one unrelated third-party with a monthly rental fee of approximately $10,813. Lease term were within 38 months, which will be due in December 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$111,389	$95,476	$15,913	$-
Total	$111,389	$95,476	$15,913	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2023.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2023 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of September 30, 2023, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except for certain additional risk factors disclosed on our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 10, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023, and $102,214.66 on June 20, 2023 respectively, and issued 148,399, 147,824, 147,475, 292,987, 279,567, 357,142, and 208,976 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, on April 10, 2023, and June 21, 2023 respectively for the nine months ended September 30, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,and $150,000 on September 14, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567, 145,660 and 1,153,846 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023,and September 15,2023, respectively for the nine months ended September 30, 2023.

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, and issued 2,091,466 shares of the Company’s common stock on September 12,2023, for the nine months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
3.11*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 20, 2023)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIYU HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wenhao Cui
	Name:	Wenhao Cui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)