Form 10-K
period 2023-12-31
BAIYU Holdings, Inc.
filed 2024-03-22
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s second quarter of most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $71.8 million based on the closing price of $0.615 for the registrant’s common stock as reported on the NASDAQ Capital Market.

As of March 22, 2024, there were 19,785,688 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

BAIYU Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Unless the context requires otherwise, reference to “BAIYU” refers to BAIYU Holdings, Inc., our Delaware holding company; reference to the “Company,” “we,” “our” or “us” refers to BAIYU Holdings, Inc., together as a group with its subsidiaries, and, in the context of describing the substantive operations and consolidated financial information relating to such operations of BAIYU Holdings, Inc. and its subsidiaries as a whole, refers to BAIYU and its subsidiaries; references to “VIE” or “Tongdow Internet Technology” refers to Shenzhen Tongdow Internet Technology Co., Ltd., the variable interest entity.

“PRC” or “China” refers to the People’s Republic of China, and only in the context of describing PRC laws, regulations, rules, regulatory authority and other legal or tax matters in this annual report, excludes Taiwan, Hong Kong and Macau; the legal and operational risks associated with operating in the PRC also apply to our operations in Hong Kong.

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

ii

PART I

Item 1. Description of Business.

Overview and Corporate History

BAIYU Holdings, Inc. (formerly known as TD Holdings, Inc.), has become a business engaging in commodities trading business (the “Commodities Trading Business”) and supply chain service business (the “Supply Chain Service Business”) in China since the disposition of its direct loans, loan guarantees and financial leasing services to small-to-medium sized businesses, farmers and individuals in July 2018 and its used luxurious car leasing business in August 2020.

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

BAIYU Holdings, Inc. is a Delaware holding company that conducts its operations and operates its business in China through its PRC subsidiaries. Such structure involves unique risks to our investors. The Chinese government may intervene in or influence the operation of PRC subsidiaries and exercise significant oversight and discretion over the conduct of our business or may exert more control over offerings conducted overseas by, and/or foreign investment in, China-based issuers, which could result in a material change in our operations and/or the value of our common stock. Furthermore, rules and regulations in China may change quickly with short advance notice, If the PRC imposes limitations on the ownership structure of the Company or disallows our current ownership structure all together in the future, or if the PRC government takes other future actions resulting in a material change in our operations, the value of our shares may depreciate significantly or become worthless.

There are significant legal and operational risks associated with being based in or having the substantial all of its operations in China, including those changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or U.S. regulations, all of which may materially and adversely affect our business, financial condition and results of operations. Any such changes could cause the value of our securities to significantly decline or become worthless. The PRC government has significant authority to exert influence on the ability of a company with substantive operations in China, such as us, to conduct its business, accept foreign investments or list on a U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, oversight on cybersecurity and data privacy. As of the date of this report, we do not believe that we are subject to (a) the cybersecurity review with the Cyberspace Administration of China, or CAC, as we do not qualify as a critical information infrastructure operator or possess a large amount of personal information in our business operations, and our business does not involve data possessing that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and, if any, the potential impact such modified or new laws and regulations will have on our daily business operation, ability to accept foreign investments and listing of our securities. In particular, as we are a holding company with substantive business operations in China, you should pay special attention to disclosures included in this annual report and risk factors included herein, including but not limited to risk factor such as “Risk Factors — Risks Relating to Our Corporate Structure” and “Risk Factors — Risks Related to Doing Business in China”.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the industry where we operate, which could adversely affect our business, financial condition and results of operations. These risks could result in a material change in our operations and the value of our ordinary shares, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. For more information on various risks related to doing business in China, see “Risk Factors — Risks Related to Doing Business in China”.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “SOP”) with the China Securities Regulatory Commission, or the CSRC, and the Ministry of Finance of China. The SOP, together with two protocol agreements governing inspections and investigations (together, the “SOP Agreement”), establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

As of the date of this annual report, neither Audit Alliance LLP, our previous auditor, nor Enrome LLP, our current auditor, is not subject to the determinations as to inability to inspect or investigate completely as announced by the PCAOB on December 16, 2021. Each of Audit Alliance LLP and Enrome LLP is based in Singapore and is registered with PCAOB and subject to PCAOB inspection.

We are not an operating company based in the PRC, rather, we are a holding company incorporated in Delaware. Investors are purchasing securities of a Delaware holding company rather than securities of our subsidiaries that have substantive business operations in China. The Company is a Delaware holding company that conducts its operations and operates its business in China through (i) its subsidiaries incorporated in mainland China, and (ii) contractual agreements with a variable interest entity, namely, Shenzhen Tongdow Internet Technology Co., Ltd. (the “VIE” or “Tongdow Internet Technology”) based in mainland China. The VIE structure was established through a series of contractual agreements (collectively, the “Tongdow VIE Agreements”), comprising (i) that certain exclusive business cooperation agreement, entered into by and between the VIE and Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) dated as of October 17, 2022, (ii) that certain share pledge agreement, entered into by and among Shenzhen Baiyu Jucheng, Shanghai Zhuotaitong Industry Co., Ltd (“VIE Sole Original Shareholder”), and the VIE, dated as of October 17, 2022, (iii) that certain Exclusive Option Agreement entered into by and among Shenzhen Baiyu Jucheng, VIE Sole Original Shareholder, and the VIE, dated as of October 17, 2022, (iv) that certain Power of Attorney entered in to by VIE Sole Original Shareholder, dated as of October 17, 2022, and (v) that certain Timely Reporting Agreement entered into by and between the VIE and Shenzhen Baiyu Jucheng, dated as of October 17, 2022. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where the PRC law restricts direct foreign investment in certain operating companies. BAIYU does not own any equity interest in the VIE. Our contractual arrangements with the VIE are not equivalent of an investment in the equity interest of the VIE, and investors of BAIYU may never hold equity interests in the Chinese operating companies, including the VIE. Instead, we are regarded as the primary beneficiary of the VIE, for accounting purposes, based upon the Tongdow VIE Agreements.. Accordingly, under U.S. GAAP, the results of the VIE will be consolidated in our financial statements. Investors are purchasing the equity securities of BAIYU, the Delaware holding company, rather than the equity securities of the VIE. However, neither the investors in BAIYU nor BAIYU itself have an equity ownership in, direct foreign investment in, or control of, through such ownership or investment, the VIE.

The VIE structure involves unique risks to our investors. It may not provide effective operational control over the VIE and also faces risks and uncertainties associated with, among others, the interpretation and the application of the current and future PRC laws, regulations and rules to such contractual arrangements. As of the date of this annual report, the agreements under the contractual arrangements with respect to the VIE have not been tested in a court of law. If the PRC regulatory authorities find these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations and rules or their interpretation change in the future, we could be subject to severe penalties or be forced to relinquish our interests in the VIE or forfeit our rights under the contractual arrangements. The PRC regulatory authorities could disallow the VIE structure at any time in the future, which would cause a material adverse change in our operations and cause the value of our securities you invested in this offering to significantly decline or become worthless.

The Chinese government may disallow the Company’s current holding structure, which could result in a material change in our operations and materially and adversely affect the value of shares of our common stock or our other securities and could cause the value of our shares or other securities to significantly decline or become worthless. Furthermore, the Chinese regulatory authorities may intervene in or influence the operation of PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business or may exert more control over offerings conducted overseas by, and/or foreign investment in, China-based issuers, which could result in a material change in our operations and/or the value of our common stock. Further, rules and regulations in China may be changed from time to time, and any actions by the Chinese government to exert more oversight and supervision over offerings that are conducted overseas by, and/or foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

In order to diversify the Company’s business, the Company has operated the Commodities Trading Business through Shenzhen Huamucheng Trading Co., Ltd. since November 2019, which was renamed as Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) in 2021. On November 22, 2019, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), our indirectly wholly-owned subsidiary, entered into a series of agreements with Shenzhen Baiyu Jucheng and the shareholders of Shenzhen Baiyu Jucheng pursuant to which we obtained control of Shenzhen Baiyu Jucheng (the “Baiyu VIE Agreements”). We initially entered into certain agreements with the previous shareholders Shenzhen Baiyu Jucheng. On June 25, 2020, the Baiyu VIE Agreements were terminated and Shanghai Jianchi Supply Chain Co., Ltd., our wholly-owned subsidiary incorporated in China, acquired 100% equity interest of Shenzhen Baiyu Jucheng from the shareholders of Shenzhen Baiyu Jucheng for nominal consideration.

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

For the fiscal year ended December 31, 2023, the Company generated revenue of $134,558,086 from its commodities trading business and $67,981 from its supply chain management services.

VIE Agreements

We have operated the Commodities Trading Business through Shenzhen Huamucheng Trading Co., Ltd. since November 2019, which was renamed as Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) in 2021. On November 22, 2019, Hao Limo Technology (Beijing) Co., Ltd. (“Hao Limo”), our previously indirectly wholly-owned subsidiary, entered into the Baiyu VIE Agreements. On June 25, 2020, Hao Limo and Shenzhen Baiyu Jucheng entered into certain VIE termination agreements to terminate the Baiyu VIE Agreements. As a result of the termination of the Baiyu VIE Agreements, Hao Limo no longer has the control rights and rights to the assets, property and revenue of Shenzhen Baiyu Jucheng. At the same time, Shanghai Jianchi Supply Chain Co., Ltd., our wholly-owned subsidiary incorporated in China, acquired 100% equity interest of Shenzhen Baiyu Jucheng from the shareholders of Shenzhen Baiyu Jucheng for nominal consideration.

On October 17, 2022, Shenzhen Baiyu Jucheng entered into the Tongdow VIE Agreements, comprising (i) that certain exclusive business cooperation agreement, entered into by and between the VIE and Shenzhen Baiyu Jucheng dated as of October 17, 2022 (the “Exclusive Business Cooperation Agreement”), (ii) that certain share pledge agreement, entered into by and among Shenzhen Baiyu Jucheng, Shanghai Zhuotaitong Industry Co., Ltd (“VIE Sole Original Shareholder”), and the VIE, dated as of October 17, 2022 (the “Share Pledge Agreement”), (iii) that certain Exclusive Option Agreement entered into by and among Shenzhen Baiyu Jucheng, VIE Sole Original Shareholder, and the VIE, dated as of October 17, 2022 (the “Exclusive Option Agreement”), (iv) that certain Power of Attorney entered in to by VIE Sole Original Shareholder, dated as of October 17, 2022 (the “POA”), and (v) that certain Timely Reporting Agreement entered into by and between the VIE and Shenzhen Baiyu Jucheng, dated as of October 17, 2022 (the “Reporting Agreement”).

The Tongdow VIE Agreements allow us to (1) be considered as the primary beneficiary of the VIE for accounting purposes and consolidate the financial results of the VIE, (2) receive substantially all of the economic benefits of the VIE, (3) have the pledge right over the equity interests in the VIE as the pledgee, and (4) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

As a result of our direct ownership in Shenzhen Baiyu Jucheng and the contractual arrangements with the VIE, we have become the primary beneficiary of the VIE for accounting purposes, and, therefore, have consolidated the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP.

The following is a summary of the Tongdow VIE Agreements:

Exclusive Business Cooperation Agreement. Pursuant to the terms thereof, Shenzhen Baiyu Jucheng agrees to provide the VIE with customer support, business support and related supply chain management services during the term of the agreement and the VIE agrees not to engage any other party for the same or similar consultation and/or management services without Shenzhen Baiyu Jucheng’s prior consent. The VIE agrees to pay Shenzhen Baiyu Jucheng service fees substantially equal to all of its net income, subject to any requirement by PRC law and its articles of association.

Share Pledge Agreement. Pursuant to the terms thereof, VIE Sole Original Shareholder pledged all of its equity interest in the VIE to Shenzhen Baiyu Jucheng in order to guarantee the performance of the VIE’s obligations under the Exclusive Business Cooperation Agreement. The agreement will be terminated upon full payment of consulting and service fees and termination of the VIE’s contractual obligations under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement. Pursuant to the terms thereof, VIE Sole Original Shareholder has irrevocably granted Shenzhen Baiyu Jucheng an exclusive option to purchase at any time, in part or in whole, its equity interests in the VIE for a purchase price equal to the capital paid by VIE Sole Original Shareholder, adjusted pro rata for purchase of less than all of the equity interests.

Powers of Attorney. Pursuant to the terms thereof, VIE Sole Original Shareholder has irrevocably authorized Shenzhen Baiyu Jucheng to act on its behalf as the exclusive agent and attorney with respect to all rights as a shareholder, including but not limited to, (1) convening, attending and presiding over shareholders’ meetings, (2) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under PRC law and the Articles of Association of the VIE, including but not limited to the sale, transfer, pledge or disposition of the equity interests of the VIE owned by such shareholder in part or in whole, (3) designating and appointing on behalf of the shareholders the legal representative, executive director, supervisor, chief executive officer and other senior management members of the VIE, (4) signing and executing all legal documents related to the shareholder’s rights, and (5) receiving the dividends paid by the VIE to its shareholder.

Reporting Agreement. Pursuant to the terms thereof, the VIE agrees to promptly provide all information required by Shenzhen Baiyu Jucheng so that it can make necessary SEC and other regulatory reports in a timely fashion.

In the opinion of our PRC counsel, Tahota (Beijing) Law Firm, (i) the ownership structures of the VIE and Shenzhen Baiyu Jucheng are not in any violation of applicable PRC laws and regulations currently in effect; and (ii) the contractual arrangements between Shenzhen Baiyu Jucheng, the VIE and its shareholder governed by PRC laws and regulations are currently valid, binding and enforceable and will not result in any violation of applicable PRC laws and regulations currently in effect.

However, we have been advised by our PRC counsel, Tahota (Beijing) Law Firm, that there are substantial uncertainties regarding the interpretation and application of current PRC laws and regulations. The PRC government may ultimately take a view contrary to or otherwise different from the opinion of our PRC counsel. As of the date of this report, the agreements under the contractual arrangements among Shenzhen Baiyu Jucheng, the VIE, and its shareholder have not been tested in a court of law. Investors in our securities are not purchasing equity interest in the VIE in China but, instead, are purchasing equity interest in a holding company incorporated in the laws of State of Delaware. The contractual arrangements may be less effective from direct ownership in providing us with control over the VIE and we may incur substantial costs to enforce the terms of the arrangements. Our corporate structure is subject to risks associated with our contractual arrangements with the VIE. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures. We could be subject to severe penalties or be forced to relinquish our interests in those operations. Our Delaware holding company, Shenzhen Baiyu Jucheng, and the VIE, and investors in securities in BAIYU face uncertainty with respect to potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and, consequently, significantly affect the financial performance of our company as a whole and the VIE. See “Risk Factors — Risks Related to Doing Business in China — The contractual arrangements with the VIE and its shareholder may be less effective than direct ownership in providing operational control” and “— We face uncertainty with respect to the enforceability of the contractual arrangements with the VIE and its shareholder, and any failure by the VIE or its shareholder to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.”

Convertible Promissory Notes Issuance and Settlement

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of the Company’s common stock, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated of May 6, 2022 by and between the Company and the investor, pursuant to which the Company issued the note dated of May 6, 2022 to the investor; and (ii) the issuance of shares of common stock in excess of 19.99% of the currently issued and outstanding shares of common stock of the Company upon the conversion of the note. The Company settled a convertible promissory note of $375,000 on November 16, 2022, $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023, $150,000 on September 14, 2023, $200,000 on November 7, 2023, and $175,000 on November 8, 2023, respectively, and issued 445,749, 235,960, 234,389, 205,090, 292,987, 279,567, 145,660, 1,153,846, 131,585 and 115,137 shares of the Company’s Common Stock on November 17, 2022, January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, September 15, 2023, November 7, 2023, and November 8, 2023, respectively.

The above unsettled convertible promissory note, issued on May 6, 2022, has a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time six months after the issue date, subject to maximum monthly redemption amount of $250,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular trading day or set of trading days) during the fifteen trading days immediately preceding the redemption notice is delivered.

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville and issued a convertible note due 2024 (the “Note”) to Streeterville. The Note has a principal amount of $3,320,000 (the “Principal”) and bears an interest rate that equals to ten percent (10%) per annum. The purchase price for the Note is $3,000,000 (the “Purchase Price”), and the date on which the Purchase Price is delivered by Streeterville Capital to the Company, (the “Purchase Price Date”). The Principal and the interest payable under the Note will become due and payable twelve (12) months from the Purchase Price Date (the “Maturity Date”), unless earlier converted or prepaid by us. The Note has a conversion price (the “Redemption Conversion Price”) equal to eighty percent (80%) multiplied by the lowest VWAP (the dollar volume-weighted average price for shares of our common stock on the Nasdaq Capital Market) during the fifteen (15) trading days immediately preceding the date a redemption notice is delivered (the “Redemption Date”). In this report, the company refers to all shares issued by us pursuant to conversion of the Note as “Conversion Shares.” The Investor has the right to redeem the Note at any time beginning on the date that is ninety (90) days from the Purchase Price Date until the outstanding balance has been paid in full, subject to the maximum monthly redemption amount of $375,000 (the “Maximum Monthly Redemption Amount”). Redemptions may be satisfied in cash, common stock at the Redemption Conversion Price, or any combination of the foregoing. We have the right, but not the obligation, to prepay all or any portion of the outstanding balance under this Note prior to the Maturity Date at a cash prepayment price equal to 125% of the outstanding balance to be prepaid. The Company settled the Note of $300,000 on September 7, 2023, $2000,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 2,091,466, 2,086,811, 1,845,991, 109,075, 109,075 and 137,644 shares of the Company’s common stock on September 7, 2023, October 10, 2023, October 13, 2023, November 16, 2023, December 5, 2023, December 29, 2023, respectively.

Reverse Stock Split of Common Stock, Change of Company Name, Ticker Change, and Amendment to Certificate of Incorporation

On May 15, 2023, the Company received a letter from NASDAQ Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with the Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for the Company’s common stock had remained below $1.00 per share for the previous 30 consecutive business days. An initial grace period to regain compliance was provided, which ended on November 11, 2023.

To achieve compliance with the Minimum Bid Price Requirements, the Company proposed a stock reverse split.

On September 15, 2023, our board of directors unanimously approved the amendments to the Company’s Certificate of Incorporation (as amended) to effect (i) a reverse stock split of our issued and outstanding common stock to comply with Nasdaq’s Minimum Bid Price Requirements, at a ratio of one-for-twenty to one-for-fifty immediately following the reverse split, with the exact ratio to be set at a whole number within this range, and (ii) change the Company’s name to BAIYU Holdings, Inc (the “Name Change”). On September 18, 2023, by written consent of stockholders in lieu of special meeting, the company’s stockholders who have the authority to vote a majority of the outstanding shares have approved and adopted the filing of certificate of amendment of certificate of incorporation to effect, among other things, (i) a reverse stock split of our common stock at a reverse stock split ratio of no less than one-for-twenty to no more than one-for-fifty, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse split to be determined by our board of directors (“Board of Directors”), in its discretion, and (ii) the Name Change, with the final decision of whether to proceed with the Name Change and the timing for implementing the Name Change to be determined by our Board of Directors. On October 16, 2023, our Board of Directors unanimously approved, among other things, (x) the filing of the certificate of amendment of certificate of incorporation to effect the reverse stock split at the ratio of one-for-fifty(the “Reverse Stock Split”) and the Name Change, and (y) the change of our ticker on the Nasdaq to “BYU”. Subsequently, on October 19, 2023, we filed a Certificate of Amendment of Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split and the Name Change. The Company’s common stock began trading on Nasdaq on a Reverse Stock Split-adjusted basis under the new name “BAIYU Holdings, Inc” and the new ticker symbol “BYU” on October 30, 2023. As a result of the Reverse Stock Split, every fifty shares of the Company’s common stock issued and outstanding were automatically reclassified into one new share of common stock, without modifying any rights or preferences of the shares of the Company’s common stock.

On November 13, 2023, the Company received a notification letter from Nasdaq informing it that compliance with the Minimum Bid Price Requirement had been regained, and the matter was closed.

November 2023 Private Placement

On November 16, 2023, the Company entered into that certain securities purchase agreement with certain purchasers who are “non-U.S. Persons” as defined in Regulation S as promulgated under the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of Common Stock, par value $0.001 per share at a per share purchase price of $2.09 (representing the number equal to (i) the average Nasdaq Official Closing Price of the Company’s Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the date of the securities purchase agreement, times (ii) 1.1) (the “Common Stock PIPE”). The transaction was consummated on November 29, 2023 by the issuance of 15,000,000 shares of common stock.

July 2023 Private Placement

On July 31, 2023, the Company entered into a securities purchase agreement with certain purchasers who are “non-U.S. Persons” as defined in Regulation S as promulgated under the Securities Act of 1933, as amended, pursuant to which, the Company agreed to sell such Purchasers an aggregate of 28,000,000 shares of its common stock, par value $0.001 per share at a price of $0.35 per share to the purchasers for gross proceeds of approximately $9.8 million. The offering is being made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239757), which was filed with the Securities and Exchange Commission on July 8, 2020, and declared effective by on August 4, 2020, as supplemented by the prospectus supplement dated August 3, 2023, relating to the sale of the shares thereof.

January 2023 Private Placement

On January 9, 2023, the Company entered into that certain Securities Purchase Agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are “non-U.S. Persons” (as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell an aggregate of 35,000,000 shares of its common stock, par value $0.001 per share, at a per share purchase price of $1.21. The gross proceeds to the Company were $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the transaction has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company.

Corporate Structure

BAIYU Holdings, Inc. is a holding company that was incorporated under the laws of the State of Delaware on December 19, 2011. HC High Summit Holding Limited (“HC High BVI”), a company incorporated under the laws of the British Virgin Islands on May 22, 2018, is wholly owned by the Company. On April 2, 2020, HC High BVI established TD Internet Of Things Technology Company Limited (“TD Internet Of Things Technology”, formerly known as Tongdow Block Chain Information Technology Company Limited), a holding company incorporated in accordance with the laws and regulations of Hong Kong. TD Internet Of Things Technology is wholly owned by HC High BVI. On April 2, 2020 and July 16, 2020, Tongdow Block Chain established Shanghai Jianchi and Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”), respectively, as its wholly-owned subsidiaries. Both Shanghai Jianchi and Tongdow Hainan are holding companies incorporated in accordance with the laws and regulations of the People’s Republic of China (“PRC”).

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

On August 11, 2022, the Company has filed a Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State to effect a reverse stock split.

On October 17, 2022, Shenzhen Baiyu Jucheng, entered into a set of variable interest entity agreements with Shenzhen Tongdow Internet Technology and Shanghai Zhuotaitong Industry Co., Ltd., the sole shareholder of Tongdow Internet Technology. On October 25, 2022, the parties completed the transaction. The contractual arrangements allow us to (1) be considered as the primary beneficiary of the VIE for accounting purposes and consolidate the financial results of the VIE, (2) receive substantially all of the economic benefits of the VIE, (3) have the pledge right over the equity interests in the VIE as the pledgee, and (4) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

On October 19, 2023, the Company has filed a Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State to effect, among other things, the Reverse Stock Split and the Name Change. See section entitled “Reverse Stock Split of Common Stock, Change of Company Name, Ticker Change, and Amendment to Certificate of Incorporation” above.

BAIYU Holdings, Inc. is not an operating company based in the PRC, but a holding company incorporated in Delaware. Our operations are primarily conducted through (i) our subsidiaries incorporated in mainland China, and (ii) contractual agreements with a variable interest entity, namely, Tongdow Internet Technology based in mainland China. The VIE structure was established through a series of contractual agreements, comprising (i) that certain exclusive business cooperation agreement, entered into by and between the VIE and Shenzhen Baiyu Jucheng Data Technology Co., Ltd. (“Shenzhen Baiyu Jucheng”) dated as of October 17, 2022, (ii) that certain share pledge agreement, entered into by and among Shenzhen Baiyu Jucheng, Shanghai Zhuotaitong Industry Co., Ltd (“VIE Sole Original Shareholder”), and the VIE, dated as of October 17, 2022, (iii) that certain Exclusive Option Agreement entered into by and among Shenzhen Baiyu Jucheng, VIE Sole Original Shareholder, and the VIE, dated as of October 17, 2022, (iv) that certain Power of Attorney entered in to by VIE Sole Original Shareholder, dated as of October 17, 2022, and (v) that certain Timely Reporting Agreement entered into by and between the VIE and Shenzhen Baiyu Jucheng, dated as of October 17, 2022. See “Our Current Business — VIE Agreements” for details.

The contractual arrangements allow us to (1) be considered as the primary beneficiary of the VIE for accounting purposes and consolidate the financial results of the VIE, (2) receive substantially all of the economic benefits of the VIE, (3) have the pledge right over the equity interests in the VIE as the pledgee, and (4) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law.

However, these contractual agreements may be less effective than direct ownership in providing us with control over the VIE, and we may incur significant costs to enforce the terms of these agreements.  For instance, the VIE and its shareholder could breach their contractual arrangements with us by, among other things, failing to conduct the operations of the VIE in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE in China, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and its shareholder of their obligations under the contracts to direct the VIE’s activities. The shareholder of the VIE may not act in the best interests of our company or may not perform its obligations under these contracts. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “Risk Factors — Risks Related to Doing Business in China — The contractual arrangements with the VIE and its shareholder may be less effective than direct ownership in providing operational control.”

The VIE structure is not equivalent to an investment in the equity interest of such entities. BAIYU does not own any equity interests in the VIE. Our contractual arrangements with the VIE and its nominee shareholder are not equivalent to an investment in the equity interest of the VIE. Investors are purchasing securities in BAIYU, the Delaware holding company, and are not purchasing, and may never hold, equity interest in the VIE. Such corporate structure involves unique risks associated with our contractual arrangements with the VIE. As of the date of this report, the agreements under the contractual arrangements with respect to the VIE have not been tested in a court of law. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. Our Delaware holding company, our subsidiaries incorporated in mainland China and the VIE, and investors in securities of BAIYU face uncertainty with respect to potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and, consequently, significantly affect the financial performance of our company as a whole and the VIE. In addition, all the agreements under our contractual arrangements with the VIE are governed by PRC law and provide for the resolution of disputes through arbitration in China. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective contractual control over the VIE, and our ability to conduct our business may be negatively affected. See “Risk Factors — Risks Related to Doing Business in China — We face uncertainty with respect to the enforceability of the contractual arrangements with the VIE and its shareholder, and any failure by the VIE or its shareholder to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.”

The following diagram illustrates our corporate structure as of the date of this annual report:

(1)	a variable interest entity.

Summary Consolidated Financial Data

The following are historical statements of operations and statements of cash flows for the fiscal years ended December 31, 2022, and December 31, 2023, and balance sheet data as of December 31, 2022 and December 31, 2023, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our consolidated financial statements and related notes appearing elsewhere in this report. Solely for the purposes of this summary, (i) “Parent” refers to BAIYU Holdings, Inc.; (ii) “WFOE and its subsidiary” refers to Shenzhen Baiyu Jucheng Data Technology Co., Ltd. and its subsidiary Shenzhen Qianhai Baiyu Supply Chain Co., Ltd.; (iii) “VIE” refers to Shenzhen Tongdow Internet Technology Co., Ltd.; and (iv) “Other Subsidiaries” refers to all subsidiaries of BAIYU (other than WFOE and its subsidiary and VIE).

Selected Condensed Consolidation Balance Sheets

	As of December 31, 2022
	Parent	WFOE and its subsidiary	VIE	Other Subsidiaries	Elimination Entries and Reclassification Entries	Consolidated
Cash	$391,660	$392,627	$777	$107,993	$-	$893,057
Intercompany receivable	291,834,086	72,031,748	-	72,054,524	(435,920,358)	-
Total Current Assets	292,299,062	218,976,607	1,806	73,205,406	(435,916,556)	148,566,325
Total Non-current Assets	410,000	189,712,925	38,408,523	18,179,851	(32,179,826)	214,531,473
Intercompany payable	-	361,819,711	3,249,921	70,850,726	(435,920,358)	-
Total Liabilities	4,238,152	376,465,664	42,024,382	73,481,743	(431,086,312)	65,123,629
Total Shareholders’ Equity	288,470,910	32,223,868	(3,614,053)	17,903,514	(37,010,070)	297,974,169

	As of December 31, 2023
	Parent	WOFE and WOFE’s Subsidiary	VIE and VIE’s Subsidiary	Other Subsidiaries	Elimination Entries and Reclassification Entries	Consolidated
Cash	$1,080,145	$145,105	$2,396	$288,712	$-	$1,516,358
Intercompany receivable	375,855,716	96,510,811	25,415	32,842,956	(505,234,898)	0
Total Current Assets	377,977,860	343,920,024	28,124	35,646,943	(505,231,093)	252,341,858
Total Non-current Assets	410,000	186,484,801	33,532,410	18,298,729	(35,782,777)	202,943,163
Intercompany payable	0	469,738,028	3,393,550	32,004,086	(505,135,664)	0
Total Liabilities	4,292,512	491,057,639	41,510,542	36,383,900	(501,104,877)	72,139,716
Total Shareholders’ Equity	374,095,348	39,347,186	(7,950,008)	17,561,772	(39,908,993)	383,145,305

Selected Condensed Consolidated Statements of Operations Data

	For the fiscal year ended December 31, 2022
	Parent Only	WFOE and its subsidiary	VIE	Other Subsidiaries	Eliminating adjustments	Consolidated
Revenue	$-	$32,171,691	$-	$124,663,610	$-	$156,835,301
Intercompany revenue	-	-	-		-	-
Cost of revenue and related tax	-	31,336,404	-	124,460,640	-	155,797,044
Cost from intercompany	-	-	-		-	-
Gross Profit	-	835,287	-	202,970	-	1,038,257
Total operating expenses	1,654,555	1,407,523	776,138	1,305,773	3,744,750	8,888,739
Operating Income (expense)	(1,654,555)	(572,236)	(776,138)	(1,102,803)	(3,744,750)	(7,850,482)
Net Income(expense)	(3,332,404)	8,271,574	(775,970)	(2,862,299)	2,952,636	4,253,537

	For the year ended December 31, 2023
	Parent Only	WOFE and WOFE’s Subsidiary	VIE and VIE’s Subsidiary	Other Subsidiaries	Elimination Entries and Reclassification Entries	Consolidated
Revenue	$-	$19,159,124	$1,351	$115,465,592	$-	$134,626,067
Intercompany revenue	-		-	-	-	-
Cost of revenue and related tax	-	19,294,710	-	115,520,831	-	134,815,541
Cost from intercompany	-	-	-		-	-
Gross Profit	-	(135,586)	1,351	(55,239)	-	(189,474)
Total operating expenses	7,478,472	793,101	4,420,038	875,775	3,024,302	16,591,688
Operating Income (expense)	(7,478,472)	(928,687)	(4,418,687)	(931,014)	(3,024,302)	(16,781,162)
Net Income(expense)	(8,972,849)	14,310,543	(4,418,675)	(917,117)	(2,268,227)	(2,266,325)

Selected Condensed Consolidated Statements of Cash Flows

	For the fiscal year ended December 31, 2022
	Parent	WFOE and its subsidiary	VIE	Other Subsidiaries	Eliminating adjustments	Consolidated
OPERATING ACTIVITIES
Net income (Loss)	$(3,332,404)	$8,271,574	$(775,970)	$(2,862,299)	$2,952,636	$4,253,537
Intercompany receive	-	-	-	-	-	-
Intercompany payment	-	-	-	-	-	-
Net cash provided by (used in) operating activities	(117,310,991)	144,785,800	94	(22,548,042)	(591,502)	4,335,359

Net cash provided by (used in) investing activities	-	(147,366,777)	-	21,829,031	-	(125,537,746)

Net cash provided (used in) financing activities	117,420,000	(29,735)	-	-	-	117,390,265
Intercompany receive	-	-	-	-	-	-
Intercompany payment	-	-	-	-	-	-

Effect of exchange rate fluctuation on cash	394,111	-	-	-	-	394,111

	For the year ended December 31, 2023
	Parent Only	WOFE and WOFE’s Subsidiary	VIE and VIE’s Subsidiary	Other Subsidiaries	Eliminating adjustments	Consolidated
OPERATING ACTIVITIES
Net income (Loss)	$(8,972,849)	$14,310,543	$(4,418,675)	$(917,117)	$(2,268,227)	$(2,266,325)
Intercompany receive	-	-	-	-	-	-
Intercompany payment	-	-	-	-	-	-
Net cash provided by (used in) operating activities	(92,058,589)	99,875,335	1,640	87,614	1,641,516	9,547,516

Net cash provided by (used in) investing activities	0	(100,187,219)	0	94,170	6,350	(100,086,699)

Net cash provided (used in) financing activities	92,747,073	69,678	0	0		92,816,751
Intercompany receive	-	-	-	-	-	-
Intercompany payment	-	-	-	-	-	-

Effect of exchange rate fluctuation on cash	(1,654,267)	-	0	-	-	(1,654,267)

Cash Transfer and Dividend Payment

BAIYU Holdings, Inc., our holding company, or the Parent, may transfer cash to our offshore intermediary holding entities in the British Virgin Islands and Hong Kong and their respective subsidiaries, through capital injections and intra-group loans. Our offshore intermediary holding entities, in turn, may transfer cash to our PRC subsidiaries through capital injections and intra-group loans. Similarly, our PRC subsidiaries may in turn transfer cash to their respective subsidiaries in the PRC through capital injections and intra-group loans. Cash may also be transferred through our organization by way of intra-group transactions. If our wholly owned subsidiaries in the PRC realize accumulated after-tax profits, they may, upon satisfaction of relevant statutory conditions and procedures, pay dividends or distribute earnings to our offshore intermediary holding entities, which, in turn, may transfer cash to the Parent through dividends or other distributions. With necessary funds, the Parent may pay dividends or make other distributions to U.S. investors and service any debt it may have incurred outside of the PRC. No assets other than cash were transferred between the Parent and a subsidiary, no subsidiaries paid dividends or made other distributions to the Parent, and no dividends or distributions were paid or made to U.S. investors. The Company and its subsidiaries currently do not have a cash management policy in place. In 2022 and 2023, the Parent transferred cash in the amount of US$2.3 million and nil to our PRC subsidiaries through our offshore intermediary holding entities by way of capital contribution to the PRC subsidiaries. In 2022, the Company owed TD E-Commerce an unpaid amount of $38 million, which remained outstanding in 2023.

To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to restrictions under the PRC laws and regulations to transfer cash. Under PRC laws and regulations, we are subject to restrictions on foreign exchange and cross-border cash transfers, including to U.S. investors. Our ability to distribute earnings to the holding company and U.S. investors is also limited. We are a Delaware holding company and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. When any of our PRC subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under PRC laws and regulations, each of our PRC subsidiaries may pay dividends only out of its respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a PRC enterprise is required to set aside at least 10% of its after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, a PRC enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to a staff welfare and bonus fund. These reserve fund and staff welfare and bonus fund cannot be distributed to us as dividends. In addition, our PRC subsidiaries generate their revenue primarily in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to pay dividends to us. See “Risk Factor — Risks Related to Doing Business in China — Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business”, “Risk Factors — Risks Related to Doing Business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiaries in China, which could materially and adversely affect our liquidity and our ability to fund and expand our business”, “Risk Factors — Risks Related to Doing Business in China — To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations under the PRC laws and regulations.”

Recent Developments

Settlement of Convertible Promissory Notes

The Company settled the convertible promissory notes issued on March 13, 2023 in favor of Streeterville Capital, LLC, of $150,000 on February 1, 2024, and $150,000 on February 15, 2024, respectively, and issued 160,174 and 152,650 shares of the Company’s common stock to Streeterville Capital, LLC on February 1, 2024 and February 15, 2024, respectively.

Our Business

As of December 31, 2023, the Company has two business lines, the commodities trading business and supply chain management services set forth below.

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

Suppliers

We source the non-ferrous metal from various sources including but not limited to smelters, non-ferrous metal wholesalers and metal traders. For the year ended December 31, 2023, the Company purchased non-ferrous metal products from ten third party suppliers.

Customers

We sell to various businesses in need of large quantity of non-ferrous metal including home appliance manufacturing enterprises, cable manufacturing enterprises and wire manufacturing enterprises. For the years ended December 31, 2023 and 2022, the Company sold non-ferrous metals to 23 and 29 customers, respectively.

Supply Chain Management Services

Commodity Distribution Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2023, the Company earned commodity distribution commission fees of $67,981 from facilitating such sales transactions with nine third party customers. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from facilitating such sales transactions with 23 third party customers.

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

Intellectual Property

Our intellectual property includes domain names baiyuglobal.com.

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

In addition, although there were no litigations initiated against us in 2023 by third parties alleging infringement of their proprietary rights or declaring non-infringement of our intellectual property rights, we cannot guarantee that such litigation will not be initiated in the future. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

Human Capital

As of the date of this report, we have 51 employees for our commodities trading business, all of whom are full-time. We have employment contracts with all of our employees in China and in the U.S. in accordance with relevant PRC laws and U.S. laws. There are no collective bargaining contracts covering any of our employees. We believe that our relationship with our employees is satisfactory.

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

Summaries of Certain Key PRC Laws

PRC Licenses and Permits

The following table lists all of the licenses and permits that the Company and its subsidiaries are required to have in order to operate business and maintain its securities program from Chinese authorities:

Name of Company	License/Permit	Issuing Authority	Validity
Tongdow Internet Technology	Internet Content Provider License	Guangdong Communications Administration	October 8, 2026

There have been no instances where the Company or its subsidiaries have had their applications for such permissions or approvals rejected.

As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions from Chinese governmental authorities relating to our permissions or approvals for operating our business and maintaining our securities program in China.

If the Company or its subsidiaries fail to obtain or maintain such permissions or approvals, or incorrectly determine that such permissions or approvals are not necessary, our business could suffer. In cases where a company is denied such permissions, such company would either refrain from engaging in that particular business area, or partner with entities that can secure such permissions. The legal system in the PRC is continually evolving, and the applicable laws, regulations, or interpretations are subject to significant uncertainties. If the relevant regulations change abruptly, we may need to secure such permissions or approvals, which could be expensive, and may disrupt our business operations, negatively impacting our revenue and the value of our securities.

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

CAC Review

On December 28, 2021, the Cyberspace Administration of China, CAC, jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators” ) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Since we are not an Operator, nor do we control more than one million users’ personal information, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021). Our legal adviser, Tahota Law Firm (Beijing) has confirmed that we currently are not subject to the cybersecurity review process.

CSRC Filing Requirements

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, introduced draft regulations concerning the overseas issuance and listing of securities by domestic companies. These draft regulations were superseded by the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. Since these statements and regulatory actions by the PRC government are newly published, their interpretation, application and enforcement of unclear and there also remains significant uncertainty as to the enactment, interpretation and implementation of other regulatory requirements related to overseas securities offerings and other capital markets activities, our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such filings, permissions or approvals required by the PRC government, (ii) inadvertently conclude that such filings, permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such filings, permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

According to the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies from the CSRC, or “the CSRC Notice,” the domestic companies that have already been listed overseas before the effective date of the Trial Measures (namely, March 31, 2023) shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC for any subsequent offerings.

On February 24, 2023, the CSRC, together with the Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and will come into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. On or after March 31, 2023, any failure or perceived failure by our Company and our subsidiaries, to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

The Trial Measures, the revised Provisions and any related implementing rules to be enacted may subject us to additional compliance requirements in the future.

PRC Enterprise Income Tax Law

BAIYU operate its business through our PRC subsidiaries and the VIE which was incorporated in China. Under the PRC Enterprise Income Tax Law (the “EIT Law”), the standard enterprise income tax rate is 25%.

Under the EIT Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, SAT issued SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in SAT Circular 82 may reflect the general position of SAT on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China only if all of the following conditions are met: (1) the primary location of the day-to-day operational management is in the PRC; (2) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (3) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (4) at least 50% of voting board members or senior executives habitually reside in the PRC. We believe that our Delaware holding company is not a PRC resident enterprise for PRC tax purposes. Our Delaware holding company is not controlled by a PRC enterprise or PRC enterprise group, and we do not believe that it meets all of the conditions above. For the same reasons, we believe our other entities outside of China are not PRC resident enterprises either. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body”. Therefore, there can be no assurance that the PRC government will ultimately take a view that is consistent with ours.

If the PRC tax authorities determine that our Delaware holding company is a PRC resident enterprise for enterprise income tax purposes, we may be required to withhold a 10% withholding tax from dividends we pay to our shareholders that are non-resident enterprises. In addition, non-resident enterprise shareholders may be subject to a 10% PRC tax on gains realized on the sale or other disposition of common stock, if such income is treated as sourced from within the PRC. It is unclear whether our non-PRC individual shareholders would be subject to any PRC tax on dividends or gains obtained by such non-PRC individual shareholders in the event we are determined to be a PRC resident enterprise. If any PRC tax were to apply to such dividends or gains, it would generally apply at a rate of 20%. Any PRC tax imposed on dividends or gains may be subject to a reduction if a reduced rate is available under an applicable tax treaty. However, it is also unclear whether non-PRC shareholders of our Delaware holding company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that our Delaware holding company is treated as a PRC resident enterprise.

Provided that our Delaware holding company is not deemed to be a PRC resident enterprise, holders of our common stock who are not PRC residents will not be subject to PRC income tax on dividends distributed by us or gains realized from the sale or other disposition of our common stock. However, under SAT Bulletin 7 and SAT Bulletin 37, where a non-resident enterprise conducts an “indirect transfer” by transferring taxable assets, including, in particular, equity interests in a PRC resident enterprise, indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, or the transferee or the PRC entity which directly owned such taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. We and our non-PRC resident investors may be at risk of being required to file a return and being taxed under SAT Bulletin 7 and SAT Bulletin 37, and we may be required to expend valuable resources to comply with SAT Bulletin 7 and SAT Bulletin 37, or to establish that we should not be taxed thereunder. See “Risk Factors — Risks Related to Doing Business in China — If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders”.

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

Cyber Security and Data Protection Laws in Hong Kong

Hong Kong’s legal framework concerning cyber security is multifaceted and comprehensive, aiming to protect individuals’ data and penalize illicit activities. The primary laws and regulations include the Personal Data (Privacy) Ordinance (“PDPO”), the Unsolicited Electronic Messages Ordinance, the Interception of Communications and Surveillance Ordinance, and the Official Secrets Ordinance. These laws govern the collection, use, and protection of personal data, the sending of unsolicited electronic messages, the interception of communications and use of surveillance devices by public officers, and the unauthorized obtaining or disclosure of official information, respectively. Regulatory actions can have significant implications for businesses, and may result in hefty fines, damage to reputation, and loss of business opportunities.

As holding vehicles, our Hong Kong subsidiaries do not engage in any business operations, nor do they handle any personal data.

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

Enforceability

BAIYU Holdings, Inc. is a Delaware holding company and substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted through our PRC subsidiaries and the VIE in China. In addition of our current directors and officers are nationals and residents of countries other than the United States. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to enforce in U.S. courts of the judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. See “Risk Factors — Certain judgments obtained against us by our shareholders may not be enforceable.”

There is uncertainty as to whether the courts of China would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or (ii) entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the jurisdiction where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. The case is within the scope of civil actions accepted by the people’s courts and under the jurisdiction of the people’s court in which the action is instituted. However, it will be difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because we are incorporated under the laws of the state of Delaware and it will be difficult for U.S. shareholders to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

We do have a holding company in Hong Kong. We also have a management member who is Hong Kong residents and reside within Hong Kong for a significant portion of the time. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in the prospectus, as judgments entered in the U.S. can be enforced in Hong Kong only at common law. If you want to enforce a judgment of the U.S. in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts. Furthermore, foreign judgments of the U.S. courts will not be directly enforced in Hong Kong as there are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the U.S. However, the common law permits an action to be brought upon a foreign judgment. That is to say, a foreign judgment itself may form the basis of a cause of action since the judgment may be regarded as creating a debt between the parties to it. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, including but not limited to, that the foreign judgment is a final judgment conclusive upon the merits of the claim, the judgment is for a liquidated amount in civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts. The defenses that are available to a defendant in a common law action brought on the basis of a foreign judgment include lack of jurisdiction, breach of natural justice, fraud, and contrary to public policy. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor. As a result, subject to the conditions with regard to enforcement of judgments of United States courts being met, including but not limited to the above, a foreign judgment of United States of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the U.S. could be enforceable in Hong Kong. See “Risk Factors — Certain judgments obtained against us by our shareholders may not be enforceable.”

Intracompany Cash Transfer

BAIYU Holdings, Inc. (formerly “TD Holdings. Inc.”), our holding company, or the Parent, may transfer cash to our offshore intermediary holding entities in the British Virgin Island and Hong Kong and their respective subsidiaries, through capital injections and intra-group loans. Our offshore intermediary holding entities, in turn, may transfer cash to our PRC subsidiaries through capital injections and intra-group loans. Similarly, our PRC subsidiaries may in turn transfer cash to their respective subsidiaries in the PRC through capital injections and intra-group loans. Cash may also be transferred through our organization by way of intra-group transactions. If our wholly owned subsidiaries in the PRC realize accumulated after-tax profits, they may, upon satisfaction of relevant statutory conditions and procedures, pay dividends or distribute earnings to our offshore intermediary holding entities, which, in turn, may transfer cash to the Parent through dividends or other distributions. With necessary funds, the Parent may pay dividends or make other distributions to U.S. investors and service any debt it may have incurred outside of the PRC. No assets other than cash were transferred between the Parent and a subsidiary, no subsidiaries paid dividends or made other distributions to the Parent, and no dividends or distributions were paid or made to U.S. investors. The Company and its subsidiaries currently do not have a cash management policy in place. In 2022 and 2023, the Parent transferred cash in the amount of US$2.3 million and nil, respectively, to our PRC subsidiaries through our offshore intermediary holding entities by way of capital contribution to the PRC subsidiaries.

Under PRC laws and regulations, we are subject to restrictions on foreign exchange and cross-border cash transfers, including to U.S. investors. Our ability to distribute earnings to the holding company and U.S. investors is also limited. As such, to the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to restrictions and limitations on the ability of the Company or our subsidiaries by the PRC government to transfer cash. We are a Delaware holding company and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. When any of our PRC subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under PRC laws and regulations, each of our PRC subsidiaries may pay dividends only out of its respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a PRC enterprise is required to set aside at least 10% of its after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, a PRC enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to a staff welfare and bonus fund. These reserve fund and staff welfare and bonus fund cannot be distributed to us as dividends. In addition, our PRC subsidiaries generate their revenue primarily in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to pay dividends to us. See “Risk Factor — Risks Related to Doing Business in China — Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business”, “Risk Factors — Risks Related to Doing Business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiaries in China, which could materially and adversely affect our liquidity and our ability to fund and expand our business”, “Risk Factors — Risks Related to Doing Business in China — To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations under the PRC laws and regulations.”

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	56	Chief Executive Officer, President and Chairwoman of the Board
Wenhao Cui	34	Chief Financial Officer, Director
Xiangjun Wang	51	Director
Heung Ming (Henry) Wong	54	Director
Donghong Xiong	56	Director

Our executive officers, including our Chief Executive Officer and Chief Financial Officer, and all of our directors reside within mainland China and/or Hong Kong or spend significant amounts of time in mainland China and/or Hong Kong. As a result, it may not be possible to effect service of process upon these persons, to obtain information from such persons necessary for investigations or lawsuits, or to bring lawsuits or enforcement actions or enforce judgments against such persons. For more information, see “Item 1A. Risk Factors—Risks Related to Doing Business in China— Certain judgments obtained against us by our shareholders may not be enforceable.”

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at baiyuglobal.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our website at baiyuglobal.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

You should carefully consider the following material risk factors and other information in this report. All the operational risks associated with being based in and having operations in mainland China also apply to our operations in Hong Kong. With respect to the legal risks associated with being based in and having operations in China as discussed in relevant risk factors, the laws, regulations and the discretion of China governmental authorities discussed in this annual report are expected to apply to PRC entities and businesses, rather than entities or businesses in Hong Kong which operate under a different set of laws from mainland China. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously impacted. As a result, the trading price, if any, of our Common Stock could decline and you could lose part or all of your investment.

Summary of Risk Factors

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. We encourage you to read the full risk factor discussion carefully. Our business, results of operations and financial condition could be materially and adversely affected by any of the following material risks. For details of each of these bulleted risk factors, please see discussions below under the same subheadings:

Risks Related to Doing Business in China (for a more detailed discussion, see “Risk Factors —  Risks Related to Doing Business in China” beginning on page 33 of this report)

We face risks and uncertainties relating to doing business in China in general, including, but not limited to, the following:

●	We are a Delaware holding company that conducts its operations and operates its business in China through its PRC subsidiaries and variable interest entity. The Chinese regulatory authorities may disallow our holding structure or exert further control over our activities.

●	If the PRC government deems that the contractual arrangements in relation to the VIE do not comply with PRC regulations on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to penalties, or be forced to relinquish our interests in the operations of the VIE, which would materially and adversely affect our business, financial results, trading prices of our common stock.

●	The contractual arrangements with the VIE and its shareholder may be less effective than direct ownership in providing operational control.

●	We face uncertainty with respect to the enforceability of the contractual arrangements with the VIE and its shareholder, and any failure by the VIE or its shareholder to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

●	A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

●	Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

●	The PRC government’s significant oversight and discretion over our business operation could result in a material adverse change in our operations and the value of our common stock.

●	The PRC government has the ability to exert substantial supervision over any offering or listing of securities conducted overseas and/or foreign investment in China-based issuers, and, as a result, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

●	The Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and PCAOB, and proposed rule changes submitted by U.S. stock exchanges calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.

●	We are subject to a variety of laws and regulations regarding cybersecurity and data protection, and any failure to comply with applicable laws and regulations, including improper use or appropriation of personal information provided directly or indirectly by our customers or end users, could have a material adverse effect on our business, financial condition and results of operations.

●	Regulatory uncertainties relating to, or failure to comply with, anti-monopoly and competition laws could adversely affect our business, financial condition, or operating results.

●	Certain judgments obtained against us by our shareholders may not be enforceable.

●	Uncertainties with respect to the PRC legal system, including uncertainties regarding the interpretation and enforcement of laws, and sudden or unexpected changes of PRC laws and regulations with little advance notice could adversely affect us and limit the legal protections available to you and us, and the Chinese government may exert more oversight and control over offerings that are conducted overseas, which changes could materially hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.

●	The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore Special Purpose Vehicle (SPV) may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

●	Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds from our subsequent offerings to make loans or additional capital contributions to our PRC subsidiaries in China, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●

To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations under the PRC laws and regulations.

●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Risk Factors Related to Our Business and Industry (for a more detailed discussion, see “Risk Factors — Risk Factors Related to Our Business and Industry” beginning on page 49 of this report)

Risks and uncertainties related to our business and industry include, but are not limited to, the following:

●	There is no assurance that we will be able to manage the commodities trading business effectively.

●	Investment in our new line of business could disrupt the Company’s ongoing business and present risks not originally contemplated.

●	We may not be able to ensure the successful implementation of our strategy to diversify our businesses.

●	Our success depends substantially upon the continued retention of our senior management.

●	Our business depends on adequate supply and availability of nonferrous metal commodities.

●	A decline in our key business sectors or a reduction in consumer demand generally could have a material adverse effect on our business.

●	We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors Related to Our General Operations (for a more detailed discussion, see “Risk Factors —  Risk Factors Related to Our General Operations” beginning on page 50 of this report)

Risks related to our general operations include, but are not limited to, the following:

●	The current geographic concentration where we provide services creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

●	Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our brand could adversely affect our business and results of operations.

●	Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

●	We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employees or claims asserting ownership of what we regard as our own intellectual property.

●	We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

●	We may be subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, they could have a material adverse effect on our business, results of operations and financial condition.

●	Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Risks Related to Ownership of our Common Stock (for a more detailed discussion, see “Risk Factors —  Risks Related to Ownership of our Common Stock” beginning on page 53 of this report)

●	We may not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

●	We do not expect to declare or pay dividends in the foreseeable future.

●	Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock (“Securities”), or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

●	Our common stock may be thinly traded and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

●	Volatility in our common stock price may subject us to securities litigation.

●	Provisions in our by-laws and Delaware laws might discourage, delay or prevent a change of control of our Company or changes in our management and, therefore, depress the trading price of our common stock.

●	We have identified material weaknesses in our internal control over financial reporting, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and which may lead to a decline in our stock price.

General Risk Factors (for a more detailed discussion, see “Risk Factors — General Risk Factors” beginning on page 56 of this report)

General risk factors include, but are not limited to, the following:

●	Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

●	The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification of our directors, officers and employees under Delaware law may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

●	We expect that we will require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances. If such capital is not available to us, or is not available on favorable terms, our business, operating results and financial condition may be harmed.

●	Increasing scrutiny and changing expectations from investors, lenders, customers, and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies and activities may impose additional costs on us or expose us to additional risks.

●	Our business could be negatively impacted by the inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.

●	Our information systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

Risks Related to Doing Business in China

We are a Delaware holding company that conducts its operations and operates its business in China through its PRC subsidiaries and variable interest entity. The Chinese regulatory authorities may disallow our holding structure or exert further control over our activities.

We are not a Chinese operating company; instead, we are a Delaware holding company that conducts our operations and operates its business in China through our PRC subsidiaries and variable interest entity. Such structure involves unique risks to our investors. The Chinese government may disallow the Company’s current holding structure or determine that the contractual arrangements constituting part of the VIE are not compliant with PRC regulations, or that regulations could be changed or interpreted differently in the future, each of which could result in a material change in our operations and materially and adversely affect the value of shares of our common stock or our other securities and could cause the value of our shares or other securities to significantly decline or become worthless. Should the PRC government determine that the VIE structure is inconsistent with the laws and regulations of China, it may result in our inability to assert contractual control over the assets of our PRC subsidiaries or the VIE that conduct all or substantially all our operations.

Furthermore, the Chinese regulatory authorities may intervene in or influence the operation of PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business or may exert more control over offerings conducted overseas by, and/or foreign investment in, China-based issuers, which could result in a material change in our operations and/or the value of our common stock. Further, rules and regulations in China may be changed from time to time, and any actions by the Chinese government to exert more oversight and supervision over offerings that are conducted overseas by, and/or foreign investment in, China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

We have entered into certain contractual arrangements with a variable interest entity, Tongdow Internet Technology, which contracts consist of (i) the Exclusive Business Cooperation Agreement, (ii) the Share Pledge Agreement, (iii) the Exclusive Option Agreement, (iv) the POA, and (v) the Reporting Agreement. See “Our Company — Our Business — VIE Agreements.”

BAIYU and its shareholders do not own any equity interests in Tongdow Internet Technology. The VIE contractual arrangements with Tongdow Internet Technology and its equity holder enable BAIYU to consolidate the financial statements of the VIE and its subsidiaries under U.S. GAAP and to be regarded as the primary beneficiary of the VIEs for accounting purposes, and enable us to obtain substantially all of the economic benefits arising from Tongdow Internet Technology. Although we believe the structure we have adopted is consistent with longstanding industry practice, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

If we or Tongdow Internet Technology are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, we could be subject to severe penalties. The relevant PRC regulatory authorities would have broad discretion to take action in dealing with these violations or failures, including revoking the business and operating licenses of our PRC subsidiary or Tongdow Internet Technology, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of Tongdow Internet Technology in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of Tongdow Internet Technology or otherwise separate from the entity and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of Tongdow Internet Technology in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

The contractual arrangements with the VIE and its shareholder may be less effective than direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with the VIE and its shareholder to conduct our operations in China. These contractual arrangements, however, may be less effective than direct ownership in providing us with operational control over the VIE. For instance, the VIE and its shareholder could breach their contractual arrangements with us by, among other things, failing to conduct the operations of the VIE in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of the VIE in China, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and its shareholder of their obligations under the contracts to direct the VIE’s activities. The shareholder of the VIE may not act in the best interests of our company or may not perform its obligations under these contracts. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “— We face uncertainty with respect to the enforceability of the contractual arrangements with the VIE and its shareholder, and any failure by the VIE or its shareholder to perform their obligations under our contractual arrangements with them would have a material and adverse effect on our business.”

We face uncertainty with respect to the enforceability of the contractual arrangements with the VIE and its shareholder, and any failure by the VIE or its shareholder to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If the VIE or its shareholder fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and contractual remedies, which we cannot assure you will be sufficient or effective under PRC law. For instance, if the shareholder of the VIE were to refuse to transfer its equity interests in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholder’s equity interests in the VIE, our ability to exercise shareholder’s rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholder of the VIE and third parties were to impair our contractual control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect our business, operations and financial condition.

All the agreements under our contractual arrangements with the VIE are governed by PRC law and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. As of the date of this report, the agreements under the contractual arrangements with the VIE have not been tested in a court of law. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and if the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective contractual control over the VIE, and our ability to conduct our business may be negatively affected. See “— Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system, including uncertainties regarding the interpretation and enforcement of laws, and sudden or unexpected changes of PRC laws and regulations with little advance notice could adversely affect us and limit the legal protections available to you and us, and the Chinese government may exert more oversight and control over offerings that are conducted overseas, which changes could materially hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.”

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, management of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant regulation over the PRC’s economic growth through allocating resources, managing payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government management over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to adjust the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how long such appreciation of Renminbi against the U.S. dollar may last and when and how the relationship between the Renminbi and the U.S. dollar may change again. All of our revenues and substantially all of our costs are denominated in Renminbi. We are a Delaware holding company and we may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. Any significant revaluation of Renminbi may materially and adversely affect our results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the common stock in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

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

As of the date of this report, none of the Company, our PRC subsidiaries, have received any filing or compliance requirements from CSRC for the listing at Nasdaq and all of its overseas offerings. As the Trial Measures were only enacted recently, there remains uncertainty as to the interpretation and implementation of the Trial Measures and the supporting guidelines, including but not limited to the interpretation of the concept “substance over form”, as well as other PRC regulatory requirements related to overseas securities offerings and other capital markets activities; thus, we cannot assure you that the relevant Chinese regulatory authorities, including the CSRC, would reach the same conclusion as us.

On February 24, 2023, the CSRC and other PRC governmental authorities jointly issued the revised Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Revised Confidentiality Provisions”), which came into effect on March 31, 2023. According to the Revised Confidentiality Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, materials to securities services providers. In the event such materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from authorities, and file with the secrecy administrative department at the same level with the approving authority; in the event that such materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall comply with procedures stipulated by national regulations. The Chinese companies shall also provide a written statement of the specific sensitive information provided when providing materials to securities service providers, and such written statements shall be retained for inspection. As the Revised Confidentiality Provisions were recently promulgated, their interpretation and implementation remain substantially uncertain.

As of the date of this report, we have not received any inquiry, notice, warning, or sanctions from CSRC or other Chinese governmental authorities. If the CSRC or other PRC governmental authorities later promulgate new rules or interpretations requiring that we obtain their approval for future offerings or listings outside of mainland China or for foreign investments in our securities, we may be unable to obtain such approvals in a timely manner, or at all. Any such circumstance could significantly or completely limit our ability to raise capital through securities offerings, hinder our ability to execute strategic plans in a timely manner or at all, and could cause the value of our securities to significantly decline.

The Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and PCAOB, and proposed rule changes submitted by U.S. stock exchanges calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), if the Public Company Accounting Oversight Board (the “PCAOB”), is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. On August 26, 2022, the PCAOB announced that it had signed a SOP with the CSRC and the Ministry of Finance of China. The SOP Agreements establishes a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

Each of Audit Alliance LLP, our previous auditor, and Enrome LLP, our current auditor, is based in Singapore and is registered with PCAOB and subject to PCAOB inspection. As of the date of this report, neither Audit Alliance LLP, our previous auditor, nor Enrome LLP, our current auditor, is based subject to the determinations as to inability to inspect or investigate completely as announced by the PCAOB on December 16, 2021. However, we cannot assure you whether Nasdaq or regulatory authorities would not apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

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

PRC regulators, including the CAC, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various PRC regulatory bodies, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation (the “SAMR”), have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In addition, certain internet platforms in mainland China have reportedly been subject to heightened regulatory scrutiny in relation to cybersecurity matters.

In April 2020, the PRC government promulgated the Cybersecurity Review Measures (the “2020 Cybersecurity Review Measures”), which came into effect on June 1, 2020. In July 2021, the CAC and other related authorities released a draft amendment to the 2020 Cybersecurity Review Measures for public comments. On December 28, 2021, the PRC government promulgated amended Cybersecurity Review Measures (the “2022 Cybersecurity Review Measures”), which came into effect and replaced the 2020 Cybersecurity Review Measures on February 15, 2022. Compared with the 2020 Cybersecurity Review Measures, the 2022 Cybersecurity Review Measures contain the following key changes: (i) internet platform operators who are engaged in data processing are also subject to the regulatory scope; (ii) the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review mechanism; (iii) internet platform operators holding personal information of more than one million users and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office; (iv) the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or illegally transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously by foreign governments and any cybersecurity risk after a company’s listing on a stock exchange shall be collectively taken into consideration during the cybersecurity review process; and (v) critical information infrastructure operators and internet platform operators covered by the 2022 Cybersecurity Review Measures shall take measures to prevent and mitigate cybersecurity risks in accordance with the requirements therein. According to the 2022 Cybersecurity Review Measures, (i) critical information infrastructure operators that purchase network products and services and internet platform operators that conduct data processing activities shall be subject to cybersecurity review in accordance with the 2022 Cybersecurity Review Measures if such activities affect or may affect national security; and (ii) internet platform operators holding personal information of more than one million users and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office. Under the Regulation on Protecting the Security of Critical Information Infrastructure promulgated by the State Council on July 30, 2021, effective September 1, 2021, “critical information infrastructure” is defined as important network facilities and information systems in important industries and fields, such as public telecommunication and information services, energy, transportation, water conservancy, finance, public services, e-government and national defense, science, technology and industry, as well as other important network facilities and information systems that, in case of destruction, loss of function or leak of data, may severely damage national security, the national economy and the people’s livelihood and public interests. And the PRC competent authorities shall be responsible for organizing the determination of critical information infrastructure in the industry and field concerned according to the determination rules, and inform the critical information infrastructure operators of the determination results in a timely manner and notify the public security department under the State Council of the same. As of the date of this report, neither we nor any of our PRC subsidiaries has been informed by any PRC governmental authority that we or any of our PRC subsidiaries is a “critical information infrastructure operator.” Based on the opinion of our PRC counsel, Tahota (Beijing) Law Firm, according to its interpretation of the currently in-effect PRC laws and regulations, neither we nor any of our PRC subsidiaries qualify as a critical information infrastructure operator. As of the date of this report, neither we nor any of our PRC subsidiaries have conducted any data processing activities that affected or may affect national security, or hold personal information of more than one million users.

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

As of the date of this report, neither we nor any of our PRC subsidiaries has been required by any PRC governmental authority to apply for cybersecurity review, nor have we or any of our PRC subsidiaries received any inquiry, notice, warning, sanction in such respect or been denied permission from any PRC regulatory authority to list on U.S. exchanges. Based on the opinion of our PRC counsel, Tahota (Beijing) Law Firm, according to its interpretation of the currently in-effect PRC laws and regulations, neither we nor any of our PRC subsidiaries are subject to the cybersecurity review, by the CAC under the 2022 Cybersecurity Review Measures with respect to the offering of our securities or the business operations of our PRC subsidiaries, because neither we nor any of our PRC subsidiaries qualifies as a critical information infrastructure operator or has conducted any data processing activities that affect or may affect national security or holds personal information of more than one million users. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations if the PRC regulatory authorities take a position contrary to ours, we cannot assure you that we or any of our PRC subsidiaries will not be deemed to be subject to PRC cybersecurity review requirements under the 2022 Cybersecurity Review Measures or the Draft Administrative Regulations (if enacted) as a critical information infrastructure operator or an internet platform operator that is engaged in data processing activities that affect or may affect national security or holds personal information of more than one million users, nor can we assure you that we or our PRC subsidiaries would be able to pass such review. If we or any of our PRC subsidiaries fails to receive any requisite permission or approval from the CAC for the business operations of our PRC subsidiaries, or the waiver for such permission or approval, in a timely manner, or at all, or inadvertently concludes that such permission or approval is not required, or if applicable laws, regulations or interpretations change and obligate us to obtain such permission or approvals in the future, we or our PRC subsidiaries may be subject to fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future pursuant to new laws, regulations or policies. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with applicable laws and regulations may result in fines, suspension of business, website closure, revocation of business licenses or other penalties, as well as reputational damage or legal proceedings or actions against us, which may have a material adverse effect on our business, financial condition or results of operations.

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

On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Outbound Data Transfer, or the Data Transfer Measures, which became effective on September 1, 2022, pursuant to which, to provide data abroad under any of the following circumstances, a data processor shall apply to the national cyberspace administration for the security assessment of the outbound data transfer through the local provincial cyberspace administration: (i) the data processor provides important data abroad; (ii) the critical information infrastructure operator or the data processor that has processed the personal information of over one million people provides personal information abroad; (iii) the data processor that has provided the personal information of over 100,000 people or the sensitive personal information of over 10,000 people cumulatively since January 1 of the previous year provides personal information abroad; and (iv) any other circumstance where an application for the security assessment of outbound data transfer is required by the national cyberspace administration. As of the date of this report, the data collected and generated in our business does not have a bearing on national security, economic operation, social stability, public health and security, among others, and thus may not be classified as important data by the authorities, and, neither we nor any of our PRC subsidiaries have ever provided any personal information collected and generated in the operations within the territory of the PRC to overseas recipients. Given the abovementioned facts and based on the opinion of our PRC legal counsel, Tahota (Beijing) Law Firm, according to its interpretation of the currently in-effect PRC laws and regulations, we or any of our PRC subsidiaries is engaged in any activity that is subject to security assessment as outlined in the Data Transfer Measures. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC data security laws and regulations if the PRC regulatory authorities take a position contrary to ours, we cannot assure you that the activities we or any of our PRC subsidiaries engaging in will not be deemed to be subject to PRC security assessment as stipulated in the Data Transfer Measures in the future, nor can we assure you that we or our PRC subsidiaries would be able to pass such assessment. The promulgation of the above-mentioned laws and regulations indicates heightened regulatory scrutiny from PRC regulatory authorities in areas such as data security and personal information protection.

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

The PRC anti-monopoly enforcement agencies have in recent years strengthened enforcement under the PRC Anti-monopoly Law, including levying significant fines, with respect to concentration of undertakings and cartel activity, mergers and acquisitions, as well as abusive behavior by companies with market dominance. In March 2018, the SAMR was formed as a new governmental agency to take over, among other things, the anti-monopoly enforcement functions from the relevant departments under the Ministry of Commerce of People’s Republic of China (“MOFCOM”), the National Development and Reform Commission of the PRC, and State Administration of Industry and Commerce of the PRC. The SAMR issued a new set of guidelines with respect to merger control review in September 2018, and issued the Notice on Anti-monopoly Enforcement Authorization on December 28, 2018, which grants authorizations to the SAMR’s provincial branches to enforce anti-monopoly laws within their respective jurisdictions. The SAMR has imposed several administrative penalties on various companies for failing to duly make filings as to their transactions subject to merger control review by the SAMR. The scope of the companies that were penalized is broad, and covers a variety of different industries.

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

As of the date hereof, regulatory actions related to data security or anti-monopoly concerns in Hong Kong do not have a material impact on our ability to conduct business, accept foreign investment in the future, continue to list on a United States stock exchange. However, new regulatory actions related to data security or anti-monopoly concerns in Hong Kong may be taken in the future, and such regulatory actions may have a material impact on our ability to conduct business, accept foreign investment, continue to list on a United States stock exchange.

Certain judgments obtained against us by our shareholders may not be enforceable.

BAIYU Holdings, Inc. is a Delaware holding company and substantially all of our assets are located outside of the United States. Substantially all of our current operations are conducted through our subsidiaries incorporated in mainland China and the VIE, Tongdow Internet Technology, incorporated in mainland China. In addition of our current directors and officers are nationals and residents of countries other than the United States. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to enforce in U.S. courts of the judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

We do have a holding company in Hong Kong. We also have a management member who is Hong Kong residents and reside within Hong Kong for a significant portion of the time. You may incur additional costs and procedural obstacles in effecting service of legal process, enforcing foreign judgments or bringing actions in Hong Kong against us or our management named in the prospectus, as judgments entered in the U.S. can be enforced in Hong Kong only at common law. If you want to enforce a judgment of the U.S. in Hong Kong, it must be a final judgment conclusive upon the merits of the claim, for a liquidated amount in a civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts.

Furthermore, foreign judgments of the U.S. courts will not be directly enforced in Hong Kong as there are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the U.S. However, the common law permits an action to be brought upon a foreign judgment. That is to say, a foreign judgment itself may form the basis of a cause of action since the judgment may be regarded as creating a debt between the parties to it. In a common law action for enforcement of a foreign judgment in Hong Kong, the enforcement is subject to various conditions, including but not limited to, that the foreign judgment is a final judgment conclusive upon the merits of the claim, the judgment is for a liquidated amount in civil matter and not in respect of taxes, fines, penalties, or similar charges, the proceedings in which the judgment was obtained were not contrary to natural justice, and the enforcement of the judgment is not contrary to public policy of Hong Kong. Such a judgment must be for a fixed sum and must also come from a “competent” court as determined by the private international law rules applied by the Hong Kong courts. The defenses that are available to a defendant in a common law action brought on the basis of a foreign judgment include lack of jurisdiction, breach of natural justice, fraud, and contrary to public policy. However, a separate legal action for debt must be commenced in Hong Kong in order to recover such debt from the judgment debtor. As a result, subject to the conditions with regard to enforcement of judgments of United States courts being met, including but not limited to the above, a foreign judgment of United States of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the U.S. could be enforceable in Hong Kong.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the interpretation and enforcement of laws, and sudden or unexpected changes of PRC laws and regulations with little advance notice could adversely affect us and limit the legal protections available to you and us, and the Chinese government may exert more oversight and control over offerings that are conducted overseas, which changes could materially hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.

Our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, rules and regulations in China can change quickly with little advance notice. The interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company like us, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate or predict the outcome of administrative and court proceedings and the level of legal protection available to you and us than in more developed legal systems.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Although we are currently not required to obtain permission from any of the PRC central or local government and has not received any notice of denial to list on the U.S. exchange, it is uncertain whether or when we might be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even if such permission is obtained, whether it will be later denied or rescinded, which could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of our shares to significantly decline or be worthless. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could materially and adversely hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.

The Chinese government has substantial oversight and influence over the manner in which we must conduct our business and may intervene or influence our operations at any time, which actions could impact our operations materially and adversely, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless. The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations at any time as the government deems appropriate to further regulatory, political and societal goals. For instance, the Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries. The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, which could materially and adversely impact the results of our operations and future prospects.

Our ability to operate in the PRC may be further harmed by changes in its laws and regulations. The central or local governments of the PRC may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. We cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition, results of operations and the value of our shares.

Our business is also subject to various government and regulatory interference. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, which could result in further material changes in our operations and adversely impact the value of our securities.

Accordingly, government actions in the future, including any decision to intervene or influence the operations of our PRC subsidiaries at any time or to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of our PRC subsidiaries, may limit or completely hinder our ability to offer or continue to offer securities to investors, and/or may cause the value of such securities to significantly decline or be worthless.

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic enterprises by offshore Special Purpose Vehicle (SPV) may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, the State Taxation Administration, the State Administration for Industry and Commerce, and the State Administration of Foreign Exchange of China (“SAFE”), jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which took effect on September 8, 2006, and as amended on June 22, 2009. This regulation, among other things, has certain provisions that require offshore SPV formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

In addition, the Provisions of Ministry of Commerce on Implementation of Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, issued by MOFCOM in August 2011, specify that mergers and acquisitions by foreign investors involved in “an industry related to national security” are subject to strict review by MOFCOM, and prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangement.

On March 15, 2019, the PRC National People’s Congress enacted the Foreign Investment Law of the PRC (the “Foreign Investment Law”), which became effective on January 1, 2020. The Foreign Investment Law has replaced the previous major laws and regulations governing foreign investment in the PRC, including the Sino-foreign Equity Joint Ventures Enterprises Law of the PRC, the Sino-foreign Co-operative Enterprises Law of the PRC and the Wholly Foreign-invested Enterprise Law of the PRC. According to the Foreign Investment Law, “foreign-invested enterprises” refers to enterprises that are wholly or partly invested by foreign investors and registered under the PRC laws within China, and “foreign investment” refers to any foreign investor’s direct or indirect investment activities in China, including: (i) establishing foreign-invested enterprises in China either individually or jointly with other investors; (ii) obtaining stock shares, equity shares, shares in properties or other similar interests of Chinese domestic enterprises; (iii) investing in new projects in China either individually or jointly with other investors; and (iv) investing through other methods provided by laws, administrative regulations or provisions prescribed by the State Council.

On December 26, 2019, the State Council issued Implementation Regulations for the Foreign Investment Law of the PRC (the “Implementation Rules”) which came into effect on January 1, 2020, and replaced the Implementing Rules of the Sino-foreign Equity Joint Ventures Enterprises Law of the PRC, the Implementing Rules of the Sino-foreign Co-operative Enterprises Law of the PRC and the Implementing Rules of the Wholly Foreign-invested Enterprise Law of the PRC. According to the Implementation Rules, in the event of any discrepancy between the Foreign Investment Law, the Implementation Rules and the relevant provisions on foreign investment promulgated prior to January 1, 2020, the Foreign Investment Law and the Implementation Rules will prevail. The Implementation Rules also set forth that foreign investors that invest in sectors on the “Negative List” in which foreign investment is restricted shall comply with special management measures with respect to, among others, shareholding and senior management personnel qualification in the Negative List. Pursuant to the Foreign Investment Law and the Implementation Rules, the existing foreign-invested enterprises established prior to the effective date of the Foreign Investment Law are allowed to keep their corporate organization forms for five years from the effectiveness of the Foreign Investment Law before such existing foreign-invested enterprises must change their organization forms and organization structures in accordance with the PRC Company Law, the Partnership Enterprise Law of the PRC and other applicable laws.

After the Foreign Investment Law and the Implementation Rules became effective on January 1, 2020, the provisions of the M&A Rules remained effective to the extent they are not inconsistent with the Foreign Investment Law and the Implementation Rules. We believe that our business is not in an industry related to national security, but we cannot preclude the possibility that the competent PRC government authorities may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions and investment in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, according to the Anti-Monopoly Law of the PRC, the SAMR shall be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by directly acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations necessary to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the SAMR, may delay or inhibit our ability to complete such transactions, which could materially and adversely affect our ability to expand our business or maintain our market share.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents via SPV, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore SPV, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a SPV for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the SPV, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by SAFE or to complete the required registration with SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds from our subsequent offerings to make loans or additional capital contributions to our PRC subsidiaries in China, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are a Delaware holding company conducting our operations in China through (i) our subsidiaries incorporated in mainland China and (ii) the VIE incorporated in mainland China. We may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries, or we may establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, or we may acquire offshore entities with business operations in China in an offshore transaction. Most of these ways are subject to PRC regulations and approvals or registration. For example, loans by us to our wholly owned PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. If we decide to finance our wholly owned PRC subsidiary by means of capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the PRC Ministry of Commerce, or registration with other governmental authorities in China.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or the SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in China in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in the SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of the SAFE Circular 19 and the SAFE Circular 16 could result in administrative penalties. The SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our subsequent offering, to our PRC subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, SAFE promulgated the Notice for Further Advancing the Facilitation of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, or at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiary when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from our subsequent offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations under the PRC laws and regulations.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. To the extent that our income is received in RMB, shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE, as long as certain procedural requirements are met. Approval from appropriate government authorities is required if Renminbi is converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and SAFE implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability to transfer or distribute cash within our organization or to foreign investors, which could result in an inability or prohibition on making transfers or distributions outside of China and adversely affect our business as well as your investment. To the extent cash in the business is in the mainland PRC or Hong Kong or a PRC or Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC or Hong Kong due to interventions in or the imposition of such restrictions and limitations.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within China is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, the SAT issued the Circular Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies (the “SAT Circular 82”), which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (1) the primary location of the day-to-day operational management is in China; (2) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in China; (3) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in China; and (4) at least 50% of voting board members or senior executives habitually reside in China.

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we could be subject to PRC tax at a rate of 25% on our worldwide income, which could materially reduce our net income, and we will be required to comply with PRC enterprise income tax reporting obligations. In addition, non-resident enterprise shareholders (including the common stockholders) may be subject to PRC tax at a rate of 10% on gains realized on the sale or other disposition of our common stock, if such income is treated as sourced from within China. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to our non- PRC individual shareholders and any gain realized on the transfer of our common stock by such shareholders may be subject to PRC tax at a rate of 10% in the case of non-PRC enterprises or a rate of 20% in the case of non-PRC individuals unless a reduced rate is available under an applicable tax treaty. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

In addition to the uncertainty as to the application of the “resident enterprise” classification, we cannot assure you that the PRC government will not amend or revise the taxation laws, rules and regulations to impose stricter tax requirements or higher tax rates. Any of such changes could materially and adversely affect our results of operations and financial condition.

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

Our future success is substantially dependent on the continued service of certain members of our senior management, including Ms. Renmei Ouyang, our Chairwoman and Chief Executive Officer, Mr. Wenhao Cui, our Chief Financial Officer. These officers play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand and culture. The loss of the services of any of these executives without qualified replacement could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our ordinary shares to decline.

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

Risks Related to Ownership of our Common Stock

We may not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

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

On May 15, 2023, we received a notification letter from Nasdaq, referred to herein as the Nasdaq Staff Deficiency Letter, indicating that our minimum bid price per share for our common shares has been below $1.00 for a period of 30 consecutive business days and we did not satisfy the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Nasdaq Staff Deficiency Letter had no immediate effect on the listing of the Company’s common stock. According to the Nasdaq Listing Rules, the Company has a compliance period of 180 calendar days from the date of the Nasdaq Staff Deficiency Letter, or until November 13, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common shares remains at or above $1 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance. However, if the Company fails to regain compliance within the 180-day period, it may be granted an additional 180 calendar days, subject to meeting the continued listing requirement for the market value of publicly held shares and all other initial listing standards for Nasdaq, except for Nasdaq Listing Rule 5550(a)(2). In such a case, the Company must also provide a written notice of its intention to cure this deficiency during the second compliance period.

To regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on the Nasdaq market, the Company has implemented a reverse stock split with a Nasdaq market effective date as of October 30, 2023. As a result of the reverse stock split, every fifty (50) shares of the Company’s pre-split common stock have been combined into one (1) share of the Company’s post-split common stock, without any change in par value per share. There is no fractional share issued in connection with the reverse stock split and all such fractional shares have been rounded up to the nearest whole number of shares of common stock.

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

Our management has identified material weaknesses in our internal control over financial reporting, which were not remediated as of the date of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. While we are implementing remediation procedures, there can be no assurance that we will be able to fully remediate our existing material weaknesses or that our internal control over financial reporting will not suffer in the future from other material weaknesses, thus making us unable to prevent or detect on a timely basis material misstatement in our periodic reports with the SEC. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting in the future, the existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, we may have difficulty in filing timely periodic reports with the SEC, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be materially harmed. In addition, any failure to remediate the existing material weaknesses or a failure to maintain effective internal control over financial reporting could negatively impact our results of operations, cash flows and financial condition, subject us to potential litigation and regulatory inquiry and cause us to incur additional costs in future periods relating to the implementation of remedial measures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Information technology systems, including our website, email system, and various other online processes and functions, are critical to our business and operations. The Company faces risks associated with cybersecurity, including operational interruptions, financial losses, personal information leakage and non-compliance risks. For additional details on risks from cybersecurity threats, please refer to “Item 1A. Risk Factors — We are subject to a variety of laws and regulations regarding cybersecurity and data protection, and any failure to comply with applicable laws and regulations, including improper use or appropriation of personal information provided directly or indirectly by our customers or end users, could have a material adverse effect on our business, financial condition and results of operations.”

We employed email correspondence anti-leakage software and firewall system to our website. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Nevertheless, the changes in our business and operations may impact our cybersecurity program in the future.

We will leverage internal and external resources to support our cyber risk management efforts, such as vulnerability assessments, and employee cybersecurity awareness training. We will engage the services of external information security service providers to help support our information technology environment, assist with security monitoring, and help us draft and implement information security policies when necessary and/or appropriate. Further, we will utilize third parties to help us monitor issues that are internally discovered or externally reported that may materially affect our website and email systems, and we have processes to assess the potential cybersecurity impact or risk of these issues.

The Audit Committee of our Board of Directors (the “Audit Committee”) oversees risks pertaining to cybersecurity. The Chief Operating Officer regularly reports to the Audit Committee, and directly to the Board of Directors, as appropriate, on the state of our cybersecurity program and provides updates on cybersecurity matters.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “BYU.”

Recent Sales of Unregistered Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Holders

We had 298 holders of record of our common stock as of the date of this annual report.

Dividends

We did not declare or pay any dividend in 2023 and do not plan to do so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Future payment of dividends will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As of December 31, 2023, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing to them the bulk precious metals of the suppliers. Upon the execution of a purchase order from our sourced buyers, we charge the suppliers with a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. For the year ended December 31, 2023, the Company earned commodity distribution commission fees of $67,981 from facilitating such sales transactions with nine third party customers. For the year ended December 31, 2022, the Company earned commodity distribution commission fees of $1,391,903 from facilitating such sales transactions with twenty third party customers.

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

Recent developments

(1)	Settlement of Convertible Promissory Notes

The Company settled the convertible promissory notes issued on March 13, 2023 in favor of Streeterville Capital, LLC, of $150,000 on February 1, 2024, and $150,000 on February 15, 2024, respectively, and issued 160,174 and 152,650 shares of the Company’s common stock to Streeterville Capital, LLC on February 1, 2024 and February 15, 2024, respectively.

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

Results of Operations

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

	For the Years Ended December 31,		Change
	2023	2022	Amount	%
Revenues
Sales of commodity products – third parties	$134,558,086	$155,443,398	$(20,885,312)	(13)%
Supply chain management services – third parties	67,981	1,391,903	(1,323,922)	(95)%
Total revenue	134,626,067	156,835,301	(22,209,234)	(14)%

Cost of revenue
Commodity product sales – third parties	(134,756,423)	(155,789,519)	21,033,096	(14)%
Supply chain management services – third parties	(59,118)	(7,525)	(51,593)	686%
Total cost of revenue	(134,815,541)	(155,797,044)	20,981,503	(13)%

Gross profit (loss)	(189,474)	1,038,257	(1,227,731)	(118)%

Operating expenses
Selling, general, and administrative expenses	(16,591,688)	(8,844,739)	(7,746,949)	88%
Share-based payment for service	-	(44,000)	44,000	(100)%
Total operating cost	(16,591,688)	(8,888,739)	(7,702,949)	87%

Other income (expenses), net
Interest income	20,103,265	17,035,200	3,068,065	18%
Interest expenses	(605,430)	(523,980)	(81,450)	16%
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(982,961)	(1,212,617)	229,656	(19)%
Other income (expense), net	15,019	59,088	(44,069)	(75)%
Total other income, net	18,529,893	15,357,691	3,172,202	21%

Net income before income taxes	1,748,731	7,507,209	(5,758,478)	(77)%

Income tax expenses	(4,015,056)	(3,253,672)	(761,384)	23%

Net income (loss)	$(2,266,325)	$4,253,537	$(6,519,862)	(153)%

Revenue

For the years ended December 31, 2023 and 2022 we generated revenue from the following two sources, including (1) revenue from sales of commodity products and (2) revenue from supply chain management services. Total revenue decreased by $22,209,234 or 14% from $156,835,301 for the year ended December 31, 2022 to $134,626,067 for the year ended December 31, 2023 among which revenue from commodity trading, supply chain management services for 99.9% and 0.1%, respectively, of our total revenue for the year ended December 31, 2023. The decrease of revenue from sales of commodity products is mainly due to the decrease in the average unit sales price of zinc ingots from $3.58 per kilogram for the year ended December 31, 2022 to $3.07 per kilogram for the year ended December 31, 2023, and the annual consumption of zinc plating in China for the year ended December 31,2023 was about 4,930,000 tons, down from 4,980,000 tons for the year ended December 31, 2022.

(1) Revenue from sales of commodity products

For the year ended December 31, 2023 the Company sold non-ferrous metals to twenty-three third party customers at fixed prices, and earned revenues of $134,558,086 when the product ownership was transferred to its customers.

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

Commodity distribution service fees are recognized as revenue when the Company successfully facilitates the sales transactions between the suppliers and the customers. For the year ended December 31, 2023, the Company earned commodity distribution commission fees of $67,981 from third party vendors compared with $1,391,903 for the year ended December 31, 2022. The decrease was primarily due to a contraction in market demand which has been reflected across the industry. It’s important to note that while the revenue from these commissions has seen a reduction, this part of our business contributes a minor share to our overall financial portfolio and is subject to normal market fluctuations.

Cost of revenue

Our cost of revenue primarily includes cost of revenue associated with commodity product sales and cost of revenue associated with management services of supply chain. Total cost of revenue decreased by $20,981,503 or 13% from $155,797,044 for the year ended December 31, 2022 to $134,815,541 for the year ended December 31, 2023, primarily due to an decrease of $21,033,096 in cost of revenue associated with commodity product sales. The cost of revenue increased is in accordance to the decrease in sales.

Cost of revenue associated with commodity trading

Cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the year ended December 31, 2023, the Company purchased non-ferrous metal products of $134,756,423 from twenty-three third party vendors.

For the year ended December 31, 2022, the Company purchased non-ferrous metal products of $155,789,519 from twenty-nine third party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased from $8,844,739 for the year ended December 31, 2022 to $16,591,688 for the year ended December 31, 2023, representing an increase of $7,746,949, or 88%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expense, amortizations of intangible assets and convertible promissory notes, professional service fees and finance offering related fees. The increase was mainly attributable to (1) amortization of intangible assets of $7,967,272 for the year ended December 31, 2023 as compared to $4,630,169 for the year ended December 31, 2022 and (2) In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to employees, and recorded $5,688,000 in stock-based compensation expenses for the year ended December 31, 2023.

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

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the year ended December 31, 2023, interest income was $20,103,265 representing an increase of $3,068,065, or 18% from $17,035,200 for the year ended December 31, 2022. The increase was due to the growth of loans made to third party vendors for the year ended December 31, 2023. The balance of loan receivables was $240.43 million as of December 2023 which was $97.26 million higher than that at December 31,2022.

Amortization of beneficial conversion feature and relative fair value of warrants relating to the issuance of convertible promissory notes

For the year ended December 31, 2023, the item represented the amortization of beneficial conversion feature of $982,961 of the three convertible promissory notes issued on May 6, 2022 and March 13, 2023.

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

As reflected in the accompanying audited consolidated financial statements, for the year ended December 31, 2023, the Company reported cash inflows of $9,547,516 from operating activities. As of December 31, 2023, the Company positive working capital of $220,579,894.

During the year ended December 31, 2023, the Company entered into additional private placement agreements with certain private investors and issued 700,000 shares of common stock for $42,350,000, 560,000 shares of common stock for $9,800,000, and 15,000,000 shares of common stock for $31,350,000, respectively, and sold unsecured senior convertible promissory notes in the aggregate principal amount of $3,000,000. In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to employees for $5,688,000.

The total gross proceeds from these transactions were $92.82 million. The Company expects to use the proceeds from the equity financing as working capital to expand its commodity trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2023	2022
Net Cash Provided by Operating Activities	$9,547,516	$4,335,359
Net Cash Used in Investing Activities	(100,086,699)	(125,537,746)
Net Cash Provided by Financing Activities	92,816,751	117,390,265
Effect of exchange rate changes on cash and cash equivalents	(1,654,267)	394,111
Net (Decrease)/Increase in cash and cash equivalents	623,301	(3,418,011)
Cash at beginning of period	893,057	4,311,068
Cash from continuing operations	$1,516,358	$893,057

Net Cash Provided by Operating Activities

During the year ended December 31, 2023, we had a cash inflow from operating activities of $9,547,516, an increase of $5,212,157 from a cash inflow of $4,335,359 for the year ended December 31, 2022. We incurred a net loss for the year ended December 31, 2023 of $2,266,325, a decrease of $6,519,862 from the year ended December 31, 2022, during which we recorded a net loss of $4,253,537.

In addition to the change in profitability, the increase in net cash provided by operating activities was the result of several factors, including: (1) non cash effects adjustments, including amortization of intangible assets of $7,967,272 due to the larger cost of intangible assets of the subsidiary acquired in October 2022, amortization of beneficial conversion feature of convertible promissory notes of $1,059,198, amortization of discount on convertible promissory notes of $350,000, and interest expenses for convertible promissory notes of $517,498; (2) an increase of $2,673,934 of advances from customers due to account into revenue; (3) an increase of $2,669,689 due to Prepayments to suppliers increased; (4) an increase of $1,971,249 of other current assets due to the interest receivables increased and (5) an increase of $1,295,505 of other current liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $100,086,699 as compared to net cash used in investing activities of $125,537,746 for the year ended December 31, 2022.

The cash used in investing activities for the year ended December 31, 2023 was mainly for the loans disbursed to third parties of $136,181,479, collected loans from third partis of $36,028,836.

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, the cash provided by financing activities was mainly attributable to cash raised from certain private placement, specifically, the Company entered into certain private placement agreements with certain private investors and issued 700,000 shares of common stock for $42,350,000, 560,000 shares of common stock for $9,800,000, and 15,000,000 shares of common stock for $31,350,000, respectively, and sold unsecured senior convertible promissory notes in the aggregate principal amount of $3,000,000. In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to employees for $5,688,000.

Contractual Obligations

As of December 31, 2023, the Company had one lease arrangement with an unrelated third party. The lease term was within 23 months, which will be due in November 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

	Payment due by December 31
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreement	11,714	$11,714	-	-

We do not have any off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Policies

Please refer to Note 2 of the Consolidated Financial Statements included in this Form 10-K for details of our critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto and the report of Enrome LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2023, and the report of Audit Alliance LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2022, respectively, are set forth on pages F-1 through F-38 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as of December 31, 2023. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of our internal control over financial reporting to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013) in Internal Control-Integrated Framework. Our Management believes that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2023 including:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2023, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in 2024 to continue to remediate the material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

The Company tried to make some changes (excluding corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information concerning our executive officers, key employees, and directors:

Name	Age	Position
Renmei Ouyang	56	Chief Executive Officer, President and Chairwoman of the Board
Wenhao Cui	34	Chief Financial Officer, Director
Xiangjun Wang	51	Director
Heung Ming (Henry) Wong	54	Director
Donghong Xiong	56	Director

The biographies of our current directors and officers are set forth below.

Ms. Renmei Ouyang has served as the Chief Executive Officer (“CEO”) of the Company since January 9, 2020. From October 17, 2019 to January 9, 2020, Ms. Ouyang has served as the chief operating officer of the Company. Ms. Ouyang has served as the chairwoman of Tongdaw Group from 2011 to September 2019. She was the founder of Tongdaw E-Commerce in 2011. Ms. Ouyang was the founder of Zhonghui Daoming Group in 2006. She has served as the foreign exchange trading manager of CITIC Group, the deputy general manager in investment banking department of Beijing Securities, and the managing director of the international department of First Venture Securities. She holds a bachelor’s degree in statistics from Renmin University of China and a master’s degree in international finance from Peking University.

Mr. Wenhao Cui, served as the finance director of Tongdao E-commerce Group Limited (hereinafter referred to as “Tongdao Group”) from August 2018 until September 9, 2023. From March 2016 to July 2018, Mr. Cui served as Supervisor of the Finance Department Shenzhen Color Life Services Group Co., LTD. (HKEX: 01778). From March 2015 to February 2016, Mr. Cui worked as a financial assistant in Dongguan Yinji Group Co., LTD. Mr. Cui graduated from Jinan University in Guangdong, China. Mr. Cui entered into an employment agreement with the Company, which sets his annual compensation at $30,000 and establishes other terms and conditions governing his service to the Company.

Mr. Xiangjun Wang has served as a member of the Board since December 14, 2020 and as a partner and practicing lawyer of Beijing Junzejun (Shenzhen) Law Firm since 2010. From 2008 to 2010, he practiced as a lawyer of Guangdong Shenpeng Law Firm. Mr. Wang served as the managing director of Shenzhen investment banking department of Pacific Securities Co., Ltd. from 2006 to 2008. He served as the deputy general manager of Ruigu Technology (Shenzhen) Co., Ltd. from 2003 to 2006. From 1999 to 2003, Mr. Wang worked in the supply chain management department and legal department of Huawei Technologies Co., Ltd. He is a licensed attorney and also a certified public accountant in China. Mr. Wang obtained his bachelor’s degree in theory of mechanical system and applied mechanics from Lanzhou University and his master’s degree in solid mechanics from Lanzhou University in 1999.

Mr. Heung Ming (Henry) Wong was the independent non-executive director of Shifang Holding Limited (SEHK: 1831) and Raffles Interiors Limited (SEHK: 1376) since November 8, 2010 and March 30, 2020 respectively. Both companies are listed on the Main Board of the Hong Kong Stock Exchange. Mr. Wong has more than 27 years of experience in finance, accounting, internal controls and corporate governance in the United States, Singapore, China and Hong Kong. Prior to that, Mr. Wong was the chief financial officer of a Nasdaq listed Company, Meten EdtechX Education Group Ltd (NASDAQ: METX) from June 2020 to March 2021. Mr. Wong was also the chief financial officer and senior finance executive of various companies including being the chief financial officer of the Frontier Services Group Limited, a company listed on the Main Board of the Stock Exchange (stock code: 0500) and the chief financial officer of Beijing Oriental Yuhong Waterproof Technology Co., Ltd., the leading waterproof materials manufacturer in China and a company listed on the Shenzhen Stock Exchange (SZSE: 2271). Mr. Wong began his career in an international accounting firm and moved along in audit fields by taking some senior positions both in internal and external audits including being a senior manager and a manager in PricewaterhouseCoopers, Beijing office and Deloitte Touche Tohmatsu, Hong Kong, respectively. Mr. Wong graduated from City University of Hong Kong in 1993 with a bachelor’s degree in accountancy and also obtained a master’s degree in electronic commerce from The Open University of Hong Kong in 2003. He is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.

Mr. Donghong Xiong has served as the managing director of Synergetic Innovation Fund Management Co., LTD. since 2014. He served as the M&A general manager at Shanghai Search Media Group from 2007 to 2013. Mr. Xiong holds a bachelor’s degree in philosophy from Sun Yat-Sen University and also received his MBA and PhD in scientific philosophy from Sun Yat-Sen University.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during the fiscal year 2023.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to BYU in all capacities for our fiscal years ended 2023 and 2022 provided by our executive directors.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Renmei Ouyang (1)	2023	80,000	-	-	-	-	80,000
(CEO, Former COO)	2022	600,000	-	-	-	-	600,000

Wenhao Cui (2)	2023	30,000	-	-	-	-	30,000
(CFO)	2022	-	-	-	-	-	-

Tianshi Yang(3)	2023	45,000					45,000
	2022	78,800					78,800

(1)	Ms. Renmei Ouyang was appointed as the CEO of the Company on January 9, 2020. Ms. Renmei is entitled to an annual base salary of $80,000 pursuant to the employment agreement she has with the Company.

(2)	Mr. Wenhao Cui was appointed as the CFO of the Company on September 11, 2023. Mr. Wenhao is entitled to an annual base salary of $30,000 pursuant to the employment agreement he has with the Company.

(3)	Mr. Tianshi (Stanley) Yang was appointed as the CFO of the Company on June 11, 2021, and resigned from his position on September 11, 2023.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2023

During the fiscal year ended December 31, 2023, no shares of common stock were granted to our officers and directors under the plan.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table represents compensation earned by our non-executive directors in 2023.

Name	Fees earned in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Xiangjun Wang (1)	$-	20,000	-	-	20,000
Heung Ming (Henry) Wong (2)	$-	30,000	-	-	30,000
Donghong Xiong (3)	$-	30,000	-	-	30,000

(1)	Mr. Xiangjun Wang was appointed as a director of the Company on December 14, 2020 and has received annual compensation of 100,000 shares of common stock of the Company during 2023, about $20,000 value.

(2)	Mr. Heung Ming (Henry) Wong was appointed as a director of the Company on April 27, 2021 and has received annual compensation of 150,000 shares of common stock of the Company during 2023, about $ 30,000 value.

(3)	Mr. Donghong Xiong was appointed as a director of the Company on February 8, 2021 and has received annual compensation of 150,000 shares of common stock of the Company during 2023, about $30,000 value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2024 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned
5% stockholders:
Katie Ou (2)	3,673,860	18.57%
FLYING HEIGHT CONSULTING SERVICES LIMITED (3)	1,850,000	9.35%
FLYING HEIGHT TRADING CO.,LIMITED (4)	1,500,000	7.58%
Qingying Yuan (5)	1,200,000	6.07%
Shanchuan Tan (6)	1,031,488	5.21%
Chao Luo (7)	1,000,000	5.05%

Directors and Executive Officers:
Renmei Ouyang	-	*
Donghong Xiong	-	*
Wenhao Cui	30,000	0.15%*
Heung Ming (Henry) Wong	-	*
Xiangjun Wang	2,600	0.01%*
All officers and directors as a group (11 persons)	10,287,948	52.00%

*	Less than 1%

(1)	Unless otherwise indicated the address of the beneficial owners are c/o 139, Xinzhou 11th Street, Futian District, Shenzhen, Guangdong, PRC 518000.

(2)	Katie Ou’s address is QUADRO RESIDENCES KLCC, C-03A-1 KUALA LUMPUR MALAYSIA.

(3)	FLYING HEIGHT CONSULTING SERVICES LIMITED address is NO.115, LANE 800, RUILIN ROAD NANXIANG TOWN, JIADING DISTRICT SHANGHAI CHINA.

(4)	FLYING HEIGHT TRADING CO.,LIMITED address is TAK WING INDUSTRY BLDS 3 TSUN WEN ROAD TUEN MUN NT CHINA

(5)	Qingying Yuan’s address is BUILDING 19 TIANTONGYUAN CHANGPING DISTRICT BEIJING CHINA

(6)	Shanchuan Tan’s address is PHASE 1, TIANMAHE NO.1, NO.5 LIHONG SOUTH ROAD, HUADU DISTRICT GUANGZHOU CITY GUANGDONG CHINA

(7)	Chao Luo’s address is BUILDING 5 DONGJIANG GARDEN FENGGANG TOWN DONGGUAN GUANGDONG PROVINCE CHINA

Item 13. Certain Relationships and Related Transactions, and Director Independence.

1) Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of chief executive officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of chief executive officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of chief executive officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of chief executive officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of chief executive officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of chief executive officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of chief executive officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by chief executive officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of chief executive officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of chief executive officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of chief executive officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of chief executive officer of the Company
Katie Ou	Shareholder of BAIYU Holdings, Inc.

2) Balances with related parties

As of December 31, 2023 and 2022, the balances with related parties were as follows:

Due from related parties

As of December 31, 2023 and 2022, no balance of due from related parties.

-	Due to related parties

	December 31, 2023	December 31, 2022
TD E-commerce	$38,121,056	$38,767,481
Other related parties	-	-
Total due to related parties	$38,121,056	$38,767,481

3) Transactions with related parties

Revenues generated from related parties:

For the years ended December 31, 2023 and 2022, the Company generated revenues from below related party customers:

For the Years Ended December 31,
	2023	2022
Revenue from sales of commodity products
Yunfeihu	$-	$-
Yangzhou TD	$-	-
Total revenues generated from related parties	$-	$-

Purchases from a related party:

For the years ended December 31, 2023 and 2022, the Company purchased commodity products from below related party vendors:

For the Years Ended December 31,
	2023	2022
Purchase of commodity products
Yangzhou TD	$-	$-
Yunfeihu	-	-
TD International Trade	-	-
Hainan TD	-	-
Zhejiang TD	-	-
	$-	$-

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for audit and other services during the fiscal years ended December 31, 2023 and 2022:

	For the Fiscal Years ended December 31,
	2023	2022
Audit Fees (1)	$236,500	$237,715
Audit-related Fees (2)	16,000	88,500
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$252,500	$326,215

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

The Audit Committee of our board of directors has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the relevant audit, tax and non-audit services provided by our previous auditor, Audit Alliance LLP, in 2022 and 2021; and audit, tax and non-audit services provided by our current auditor, Enrome LLP, in 2023. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. One or more independent directors serving on the Audit Committee may be delegated by the full Audit Committee to pre-approve any audit and non-audit services. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting. Pursuant to these procedures, the Audit Committee approved the audit services provided by Audit Alliance LLP in 2022 and 2021 and the audit services provided by Enrome LLP in 2023.

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

(3)	Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013
3.2	Bylaws of Registrant, incorporated herein by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013
3.3	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013
3.4	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd., incorporated herein by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013
3.5	Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
3.11	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on October 19, 2023, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 20, 2023
10.1	Amended and Restated Employment Agreement dated January 9, 2020 by and between Registrant and Renmei Ouyang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2020
10.2	Director Offer Letter, dated December 14, 2020, by and between the Company and Xiangjun Wang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 16, 2020
10.3	Director Offer Letter, dated February 8, 2021 by and between the Company and Donghong Xiong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2021
10.4	Director Offer Letter, dated April 27, 2021 by and between the Company and Heung Ming (Henry) Wong, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 3, 2021
10.5	Employment Agreement, dated June 11, 2021 by and between the Company and Tianshi (Stanley) Yang, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 11, 2021
10.6	Securities Purchase Agreement between the Company and Streeterville Capital, LLC, dated May 6, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022

10.7	Convertible Promissory Note dated May 6, 2022, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 10, 2022
10.8	Form of Common Stock Purchase Agreement, dated May 27, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2022
10.9	Exclusive Business Cooperation Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2022
10.10	Share Pledge Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 18, 2022
10.11	Exclusive Option Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 18, 2022
10.12	Power of Attorney, dated October 17, 2022, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on October 18, 2022
10.13	Timely Reporting Agreement, dated October 17, 2022, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on October 18, 2022
10.14	Form of Common Stock Securities Purchase Agreement dated November 6, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 7, 2022
10.15	Settlement and Mutual Release Agreement, dated September 13, 2021, by and between TD Holdings, Inc. and White Lion Capital, LLC, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1/A filed with the SEC on September 14, 2021)
10.16	Settlement and Restated Common Stock Purchase Agreement, dated December 12, 2022, by and between TD Holdings, Inc. and White Lion Capital, LLC, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 14, 2022
10.17	Form of Common Stock Purchase Agreement, dated January 9, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 10, 2023
10.18	Securities Purchase Agreement, dated March 13, 2023, incorporated by reference to Exhibit 10.1 of the Current Teprot on Form 8-K filed on March 13, 2023
10.19	Convertible Promissory Note, dated March 13, 2023, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 13, 2023
10.20	Form of Securities Purchase Agreement, dated July 31, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 31, 2023
10.21	Employment Agreement, dated September 11, 2023 by and between the Company and Wenhao Cui, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 11, 2023
10.22	Employment Agreement, dated September 11, 2023 by and between the Company and Ge Ouyang, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on September 11, 2023
10.23	Securities Purchase Agreement, dated as of November 16, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 17, 2023
16.1	Letter From Audit Alliance LLP to the Securities and Exchange Commission, dated November 30, incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed on November 30, 2023
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Enrome LLP
23.2*	Consent of Audit Alliance LLP
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
104.2	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIYU HOLDINGS, INC.

Date: March 22, 2024	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer and Chairwoman of the Board (Principal Executive Officer)

	By:	/s/ Wenhao Cui
	Name:	Wenhao Cui
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Renmei Ouyang	Chief Executive Officer and	March 22, 2024
Renmei Ouyang	Chairwoman of the Board
(Principal Executive Officer)

/s/ Wenhao Cui	Chief Financial Officer and Director	March 22, 2024
Wenhao Cui	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Xiangjun Wang	Director	March 22, 2024
Xiangjun Wang

/s/ Heung Ming (Henry) Wong	Director	March 22, 2024
Heung Ming (Henry) Wong

/s/ Donghong Xiong	Director	March 22, 2024
Donghong Xiong

BAIYU Holdings, Inc.

(FORMERLY TD Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BAIYU Holdings, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAIYU Holdings, Inc and its subsidiaries. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows, for the year ended December 31,2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Valuation of Loans Receivable

As described in Note 4 to the financial statements, the Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. As disclosed in the Note 4 to the financial statements, the balances of loans receivable from third parties were $240.43 million as of December 31, 2023.

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

Goodwill-Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Baiyu”) and Shenzhen Tongdow Internet Technology Co., Ltd. (“Tongdow Internet Technology”)

As described in Note 2 and Note 3 to the consolidated financial statements, the Company acquired the Baiyu and Tongdow Internet Technology in 2020 and 2022, respectively. The goodwill arising on this acquisition amounted to $63.94 million and $93.60 million, respectively, as of December 31,2023.

Management assessed goodwill for potential impairment as of December 31 2023 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate

The Company’s balance of goodwill allocated to Baiyu and Tongdow Internet Technology as of December 31,2023 was $63.94 million and $93.60 million, respectively. Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Baiyu and Tongdow Internet Technology to their carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than its carrying amount. During the year ended December 31, 2023, no impairment charge on goodwill was recognized based on the quantitative assessment performed.

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

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Baiyu and Tongdow Internet Technology included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to historical revenues and operating margins.

●	With the assistance of fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a.	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Enrome LLP

Singapore

March 22, 2024

PCAOB ID Number is 6907

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TD Holdings, Inc and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TD Holdings, Inc and its subsidiaries. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows, for the year ended December 31,2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31,2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America(“U.S. GAAP”).

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

BAIYU Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,516,358	$893,057
Loans receivable from third parties	240,430,865	143,174,634
Inventories, net	259,806	458,157
Other current assets	10,134,829	4,040,477
Total current assets	252,341,858	148,566,325

Non-Current Assets
Plant and equipment, net	32,090	6,370
Goodwill	157,542,081	160,213,550
Intangible assets, net	45,285,617	54,114,727
Right-of-use assets, net	83,375	196,826
Total non-current assets	202,943,163	214,531,473

Total Assets	$455,285,021	$363,097,798

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$-	$1,269
Bank borrowings	1,057,648	1,005,083
Third party loans payable	476,627	460,587
Advances from customers	3,090,201	437,148
Income tax payable	16,187,826	11,634,987
Lease liabilities	86,691	116,170
Other current liabilities	6,578,349	5,348,646
Convertible promissory notes	4,284,622	4,208,141
Total current liabilities	31,761,964	23,212,031

Non-Current Liabilities
Deferred tax liabilities	2,256,696	3,059,953
Due to related parties	38,121,056	38,767,481
Lease liabilities	-	84,164
Total non-current liabilities	40,377,752	41,911,598

Total liabilities	72,139,716	65,123,629

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 19,335,220 and 2,134,842 shares issued and outstanding as of December 31, 2023 and 2022, respectively) *	19,335	2,135
Additional paid-in capital	438,980,687	344,400,599
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(39,520,164)	(38,800,375)
Accumulated other comprehensive loss	(16,144,752)	(8,984,925)
Total BAIYU Shareholders’ Equity	385,937,773	299,220,101

Non-controlling interest	(2,792,468)	(1,245,932)
Total Shareholders’ Equity	383,145,305	297,974,169

Total Liabilities and Shareholders’ Equity	$455,285,021	$363,097,798

*	Retrospectively restated due to fifty for one Reverse Stock Split, see Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

BAIYU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2023 and 2022

(Expressed in U.S. dollars, except for the number of shares)

	For the Years Ended
	December 31,
	2023	2022
Revenues
Sales of commodity products - third parties	$134,558,086	$155,443,398
Supply chain management services - third parties	67,981	1,391,903
Total Revenues	134,626,067	156,835,301

Cost of revenues
Commodity product sales - third parties	(134,756,423)	(155,789,519)
Supply chain management services - third parties	(59,118)	(7,525)
Total operating costs	(134,815,541)	(155,797,044)

Gross (loss) profit	(189,474)	1,038,257

Operating expenses
Selling, general, and administrative expenses	(16,591,688)	(8,844,739)
Share-based payment for service	-	(44,000)
Total operating expenses	(16,591,688)	(8,888,739)

Other income (expenses), net
Interest income	20,103,265	17,035,200
Interest expenses	(605,430)	(523,980)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(982,961)	(1,212,617)
Other income (expense), net	15,019	59,088

Total other income, net	18,529,893	15,357,691

3Net income before income taxes	1,748,731	7,507,209

Income tax expenses	(4,015,056)	(3,253,672)

Net (loss) income	(2,266,325)	4,253,537
Less: Net loss attributable to non-controlling interests	(1,546,536)	(271,590)
Net (loss) income attributable to BAIYU Holdings, Inc.’s Stockholders	$(719,789)	$4,525,127

Other comprehensive income(loss)
Net (loss) income	$(2,266,325)	$4,253,537
Foreign currency translation adjustment	(7,159,827)	(20,651,532)
Comprehensive loss	(9,426,152)	(16,397,995)
Less: Total comprehensive loss attributable to non-controlling interests	(1,546,536)	(271,590)
Comprehensive loss attributable to BAIYU Holdings, Inc.	(7,879,616)	(16,126,405)

Weighted Average Shares Outstanding-Basic	4,682,151	1,059,455
Weighted Average Shares Outstanding- Diluted	8,523,958	1,171,805

income (loss) per share- basic	$(0.48)	$4.01
income (loss) per share- diluted	$(0.27)	$3.63

The accompanying notes are an integral part of the consolidated financial statements.

BAIYU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in U.S. dollars, except for the number of shares)

			Additional	Statutory		Accumulated other	Non-
	Common stock		paid-in	surplus	Accumulated	comprehensive	controlling	Total
	Shares	Amount	capital	reserve	deficit	income (loss)	interest	Equity
Balance as of December 31, 2021	552,697	$553	$224,928,030	$1,477,768	$(42,200,603)	$11,666,607	$-	$195,872,355
Issuance of common stocks in connection with private placements	1,488,400	1,488	114,418,512	-	-	-	-	114,420,000
Issuance of common stocks pursuant to exercise of warrants	93,745	94	4,141,057	-	-	-	-	4,141,151
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Appropriation of statutory reserve	-	-	-	1,124,899	(1,124,899)	-	-	-
Net income	-	-	-	-	4,525,127	-	(271,590)	4,253,537
Foreign currency translation adjustments	-	-	-	-	-	(20,651,532)	-	(20,651,532)
Acquisition of Tongdao Internet	-	-	-	-	-	-	(974,342)	(974,342)
Balance as of December 31, 2022	2,134,842	$2,135	$344,400,599	$2,602,667	$(38,800,375)	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	16,260,000	16,260	83,483,740	-	-	-	-	83,500,000
Issuance of common stocks pursuant to At-The-Market Offering (ATM) transaction	13,786	14	559,059	-	-	-	-	559,073
Issuance of common stocks pursuant to exercise of convertible promissory notes	706,592	706	3,936,509	-	-	-	-	3,937,215
Issuance of common stock pursuant to stock incentive stock plan (in Shares)	220,000	220	5,687,780	-	-	-		5,688,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net loss					(719,789)	-	(1,546,536)	(2,266,325)
Foreign currency translation adjustments						(7,159,827)		(7,159,827)
Balance as of December 31, 2023	19,335,220	$19,335	438,980,687	2,602,667	(39,520,164)	(16,144,752)	(2,792,468)	383,145,305

*	Retrospectively restated due to fifty for one Reverse Stock Split, see Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

BAIYU HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(Expressed in U.S. dollar)

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,266,325)	$4,253,537
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	8,624	2,885
Amortization of right-of-use lease assets	110,959	306,546
Gain on disposal of right-of-use lease assets	-	(20,092)
Amortization of intangible assets	7,967,272	4,630,169
Amortization of beneficial conversion feature of convertible promissory notes	1,059,198	1,212,617
Interest expense for convertible promissory notes	517,498	465,201
Amortization of discount on convertible promissory notes	350,000	434,333
Share-based payment for service	-	44,000
Monitoring fee relating to convertible promissory notes	-	263,982
Inventories impairment	-	17,540
Deferred tax liabilities	(756,076)	(792,114)
Changes in operating assets and liabilities, (net of assets and liabilities acquired and disposed):
Other current assets	(1,971,249)	1,830,247
Inventories	191,686	(491,943)
Prepayments	(2,669,689)	(456,052)
Due from related parties	(1,893,727)	(15,986)
Advances from customers	2,673,934	(4,497,189)
Due from third parties	247,323	(192,670)
Income tax payable	4,771,096	4,046,672
Due to related parties	-	(20,071)
Accounts payable	(1,254)	(3,162,561)
Other current liabilities	1,295,505	(3,507,517)
Lease liabilities	(111,100)	(41,152)
Due to third party loans payable	23,841	24,977
Net cash provided by operating activities	9,547,516	4,335,359

Cash Flows from Investing Activities:
Purchases of intangible assets	-	-
Purchases of plant and equipment	(34,576)	(6,700)
Purchases of operating lease assets	-	(250,171)
Investment in subsidiary, net of cash acquired	-	(96,638,468)
Payment made on loans to third parties	(136,181,479)	(109,106,926)
Collection of loans from third parties	36,028,836	70,150,111
Collection of loans from related parties	-	10,448,662
Investments in other investing activities	100,520	(134,254)
Net cash used in investing activities	(100,086,699)	(125,537,746)

Cash Flows from Financing Activities:

Proceeds (Repayments made) on loans to third parties	69,678	(29,735)
Proceeds from issuance of common stock under ATM transaction	559,073	-
Proceeds from issuance of common stock under private placement transactions	83,500,000	114,420,000
Proceeds from issuance of convertible promissory notes	3,000,000	3,000,000
Proceeds from issuance of common stock under employee share options	5,688,000	-
Net cash provided by financing activities	92,816,751	117,390,265

Effect of Exchange Rate Changes on Cash	(1,654,267)	394,111

Net Increase/(Decrease) in Cash	623,301	(3,418,011)
Cash at the beginning of Year	893,057	4,311,068
Cash at the end of year	$1,516,358	$893,057

Cash paid for interest expense	$24,765	$83,496
Cash paid for income taxes	$36	$1,681

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$6,358	$250,171
Issuance of common stocks in connection with conversion of convertible promissory notes	$4,850,214	$4,730,150

The accompanying notes are an integral part of the consolidated financial statements.

BAIYU HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS DESCRIPTION

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

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company
TD Internet of Things Technology Company Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A Hong Kong company Incorporated on February 14, 2020	100% owned by HC High BVI
Hainan Baiyu Cross-border E-commerce Co., Ltd. (“Hainan Baiyu”)	A PRC limited liability company Incorporated on March 18, 2021 Registered capital of $100 million with registered capital of $0 paid-up	WFOE, 100% owned by Tongdow HK
Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI
Tongdow E-trade Limited (“Tongdow HK”)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI
Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology
Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB 10 million)	A wholly owned subsidiary of Shanghai Jianchi
Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

Name	Background	Ownership
Shenzhen Baiyu Jucheng Data Techonology Co.,Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB 10 million) with registered capital fully paid- up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB 30 million) with registered capital of $736,506 (RMB 5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng
Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng
Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK
Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture
Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce
Baiyu International Supply Chain PTE.LTD	A Singapore company Incorporated on Jun 28, 2023	100% owned by HC High BVI

1.	ORGANIZATION AND BUSINESS DESCRIPTION (CONTINUED)

The following diagram illustrates our corporate structure as of the December 31, 2023.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company monitors all loans receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. Management periodically assesses the collectability of these loans receivable. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of December 31, 2023 and 2022, the Company did not accrue allowance against loans receivables due from third parties.

Prepayments and other current assets, net

Prepayment and other current assets, net, primarily consists of advances to suppliers for purchasing goods and the interest receivables. These advances are unsecured and are reviewed periodically to determine whether their carrying value has become impaired.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the year ended December 31, 2023, the Company did not record an impairment loss against goodwill.

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

For the year ended December 31, 2023, the Company did not record an impairment loss against intangible assets.

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

Commodity distribution service fees

The Company utilizes its sales and marketing expertise and customer network to introduce customers to large metal and mineral suppliers, and facilitate metal product sales between the suppliers and the customers. The Company merely acts as an agent in this type of transaction and earns a commission fee based on the percentage of volume of metal products that customers purchase. Distribution service fees are recognized as revenue when the Company successfully facilitates sales transactions between suppliers and customers. For the year ended December 31, 2023, the Company earned commodity distribution commission fees of $67,981 from third party vendors compared with $1,391,903 for the year ended December 31, 2022.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax position or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2023 and 2022. As of December 31, 2023, all of the Company’s income tax returns for the tax years ended December 31, 2018 through December 31, 2022 remain open for statutory examination by relevant tax authorities.

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

Segment reporting

The Company had two operating business lines, business with metal products trading and supply chain management services business conducted by Shenzhen Baiyu Jucheng (“Commodity Trading and Supply Chain Management Services”). The accounting policies of our one reportable segment are the same as those described in this Note 2.

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

In September 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Board is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The Board decided that the amendments should be effective for public business entities for annual periods beginning after December 15, 2024.

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

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Shenzhen Tongdow Internet Technology Co., Ltd. as of the acquisition date:

As of October 25, 2022
Cash and cash equivalents	$666
Other current assets	1,662,824
Intangible assets (software copyrights)	38,022,548
Other current liabilities	(42,469,872)
Non-controlling interest	974,342
Goodwill (Note 7)	92,505,479
Total purchase consideration	$90,695,987

Changes in the carrying amount of goodwill for the year ended December 31, 2023 consisted of the following:

As of December 31, 2023
Beginning balance	$95,191,148
Addition by the changes of foreign currency exchange rate	(1,587,258)
Goodwill (Note 7)	$93,603,890

The intangible assets mainly include are software copyrights purchased. Intangible assets with estimable service life are usually amortized by the straight-line method according to their estimated residual value within the estimated service life of 10 years. Amortization expenses of $4,257,312 related to the customers relationship was recorded for the year ended December 31, 2023. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2023 is as follows:

For the year ended December 31, 2023	Amortization expenses
2024	$4,235,673
2025	4,235,673
2026	4,235,673
2027	4,235,673
2028 and thereafter	16,589,718
$33,532,410

The goodwill of $92.51 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Tongdow Internet Technology. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2023 and 2022, the Company did not note indicators of impairment and did not record an impairment against goodwill.

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

3.	SIGNIFICANT ACQUISITIONS (CONTINUED)

The following table presents the purchase price allocation to assets acquired and liabilities assumed for Qianhai Baiyu as of the acquisition date:

As of October 26, 2020
Cash and cash equivalents	$287,129
Inventories	406,503
Prepayments	27,917,158
Other current assets	374,300
Intangible assets (customer relationship)	20,117,564
Bank borrowings	(1,653,247)
Advances from customers	(2,302,998)
Taxes payable	(4,173,333)
Other current liabilities	(2,703,477)
Deferred tax liabilities	(5,029,391)
Goodwill	69,322,325
Total purchase consideration	$102,562,533

Changes in the carrying amount of goodwill for the year ended December 31, 2023 consisted of the following:

As of December 31, 2023
Beginning balance as of October 26, 2020	$65,022,402
Addition by the changes of foreign currency exchange rate	(1,084,211)
Goodwill (Note 7)	$63,938,191

The intangible assets mainly include customer relationship of $20.1 million, with definite lives of 6.2 years. Amortization expenses of $ 3,024,302 related to the customers relationship was recorded for the year ended December 31, 2023. Estimated amortization expense related to the intangible assets for each of the years subsequent to December 31, 2023 is as follows:

For the year ended December 31, 2023	Amortization expenses
2024	$3,008,930
2025	3,008,930
2026	3,008,930
Total:	$9,026,790

The goodwill of $69.3 million arising from the acquisition consists largely of the synergies and economics of scales expected from combining the commodity trading business of both Huamucheng and Qianhai Baiyu. The goodwill from the acquisition represents future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is not expected to be deductible for tax purposes for the acquisition. Goodwill will not be amortized but instead will be tested for impairment at least annually and more frequent if certain indicators of impairment are present. As of December 31, 2023 and 2022, the Company did not note indicators of impairment and did not record an impairment against goodwill.

4.	LOANS RECEIVABLE FROM THIRD PARTIES

	December 31, 2023	December 31, 2022
Loan receivable from third parties	$240,430,865	$143,174,634

As of December 31, 2023, the Company has thirteen loan agreements compared with seventeen loan agreements on December 31, 2022. The Company provided loans aggregating $223,111,724 for the purpose of making use of idle cash and maintaining long-term customer relationship and paid back $125,855,493 during the year ended December 31, 2023. These loans will mature in April 2024 through November 2024, and charges interest rate of 10.95% per annum on these customers.

Interest income of $20,102,827 and $17,033,228 was recognized for years ended December 31, 2023 and 2022. As of December 31, 2023 and December 31,2022, the Company recorded an interest receivable of $5,931,541 and $3,337,655 as reflected under “other current assets” in the audited condensed consolidated balance sheets.

As of December 31, 2023 and December 31,2022, there was no allowance recorded as the Company considers all of the loan receivable fully collectible.

5.	INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc. that were purchased from third parties for resale to third party. Inventories consisted of the following:

	December 31, 2023	December 31, 2022

Aluminum ingots	$259,806	$475,096
Less: impairment for inventories	-	(16,939)
Inventories, net	$259,806	$458,157

For the years ended December 31, 2023 and 2022, the Company accrued impairment of $Nil and $16,939, respectively for impairment item.

6.	PLANT AND EQUIPMENT, NET

	December 31, 2023	December 31, 2022
Cost:
Office equipment	$43,999	$9,747
Accumulated depreciation:
Office equipment	$(11,909)	$(3,377)

Plant and equipment, net	$32,090	$6,370

Depreciation expense was $8,624, and currency translation difference was $92 for the year ended December 31, 2023.

Depreciation expense was $2,885, and currency translation difference was $135 for the year ended December 31, 2022.

7.	GOODWILL

Changes in the carrying amount of goodwill by segment for the years ended December 31, 2023 and 2022 were as follows:

	Acquisition of Qianhai Baiyu	Acquisition of Tongdow Internet Technology	Total

Balance as of December 31, 2021 (i)	$71,028,283	$-	$71,028,283
Additions (ii)	-	92,505,479	92,505,479
Foreign currency translation adjustments	(6,005,881)	2,685,669	(3,320,212)
Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(1,084,211)	(1,587,258)	(2,671,469)
Balance as of December 31, 2023	$63,938,191	$93,603,890	$157,542,081

(i)	The goodwill associated with the Baiyu Acquisition was initially recognized at the acquisition closing date on October 26, 2020 (Note 3).

(ii)	During the year ended December 31, 2022, the goodwill associated with the Tongdow Internet Technology Acquisition was initially recognized at the acquisition closing date on October 17, 2022 (Note 3).

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. No impairment loss or other changes were recorded, except the influence of foreign currency translation for the years ended December 31, 2023 and 2022.

8.	INTANGIBLE ASSETS

	December 31, 2023	December 31, 2022
Gross carrying amount:
Customer relationships	$18,555,071	$18,869,713
Software copyright	47,015,968	47,813,227
Total	$65,571,039	$66,682,940
Accumulative amortization:
Customer relationships	$(9,528,280)	$(6,629,899)
Software copyright	(10,757,142)	(5,938,314)
Total	$(20,285,422)	$(12,568,213)

Intangible assets, net	$45,285,617	$54,114,727

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

For the years ended December 31, 2023 and 2022, the Company amortized $7,967,272 and $4,630,169 respectively.  No impairment loss was made against the intangible assets during the year ended December 31, 2023 and 2022.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending December 31, 2023:	Amount
2024	$7,926,776
2025	7,926,776
2026	7,926,776
2027	4,915,573
2028	4,235,673
Thereafter	12,354,043
Total:	$45,285,617

9.	BANKS BORROWINGS

Bank borrowings represent the amounts due to various banks that are due within one year. As of December 31, 2022 and 2023, bank loans consisted of the following:

	December 31, 2023	December 31, 2022
Short-term bank loans:
Loan from Bank of Baosheng County Bank	$988,324	$1,005,083
Loan from Bank of Communications	69,324	-
Total	$1,057,648	$1,005,083

In August 2022, Qianhai Baiyu entered into another five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity date of August 2023. In August 2023, the company and the bank renewed the contract, extending the borrowing time to August 24. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

In August 2023, Qianhai Baiyu entered into a loan agreement with the Bank of Communications, borrowing a total of RMB 4.91 million yuan as a one-year working capital, with the maturity date of August 2024.The loan bears a fixed interest rate of 4.15% per annum.

10.	LEASES

The Company leases offices space under non-cancelable operating leases, with terms with 24 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. The amortization of right of use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to operating lease was as follows:

	December 31, 2023	December 31, 2022

Right-of-use lease assets, net	$83,375	$196,826

Lease Liabilities-current	$86,691	$116,170
Lease liabilities-non current	-	84,164
Total	$86,691	$200,334

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of December 31, 2023:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.83
Weighted average discount rate	4.75%

For the years ended December 31, 2022 and 2023, the Company charged total amortization of right-of-use assets of $45,309 and $110,959, respectively.

Interest expenses were $1,138 and $6,358 for the years ended December 31, 2022 and 2023, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2023:

Period ending December 31, 2023:	Amount
2024	$88,720
Total lease payments	88,720
Less: imputed interest	2,029
Present value of lease liabilities	86,691

11.	OTHER CURRENT LIABILITIES

	December 31, 2023	December 31, 2022
Accrued payroll and benefit	$3,210,615	$1,831,506
Other tax payable	3,352,643	3,451,928
Others	15,091	65,212
	$6,578,349	$5,348,646

12.	CONVERTIBLE PROMISSORY NOTES

	December 31, 2023	December 31, 2022
Convertible promissory notes – principal	$3,043,358	$4,053,982
Convertible promissory notes – discount	(159,219)	(325,416)
Convertible promissory notes – interest	1,400,483	479,575
Convertible promissory notes, net	$4,284,622	$4,208,141

On October 4, 2021, the Company entered into a securities purchase agreement with Atlas Sciences, LLC, a Utah limited liability company, pursuant to which the Company issued the investor an unsecured promissory note on October 4, 2021 in the original principal amount of $2,220,000, convertible into shares of the Company’s common stock, for $2,000,000 in gross proceeds. The convertible promissory note includes an original issue discount of $200,000 along with $20,000 for the investor’s fees, costs and other transaction expenses incurred in connection with the purchase and sale of the Note. The Company settled convertible promissory notes of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022, $125,000 on September 6, 2022, $125,000 on September 29, 2022, $125,000 on November 14, 2022, $125,000 on November 11, 2022,$125,000 on December 16, 2022 and $125,000 on December 30, 2022 respectively, and issued 6,579, 2,714, 2,512, 2,502, 2,502, 3,016, 3,034, 2,894, 2,972,2,968 and 2,968 shares of the Company’s Common Stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, September 12, 2022, October 13, 2022, November 7, 2022, November 15, 2022, December 19, 2022 and December 30, 2022, respectively, for the year ended December 31, 2022.The Company settled convertible promissory notes of $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023 and $102,215 on June 20, 2023, respectively, and issued 2,956, 2,950, 5,860, 5,591, 7,143 and 4,180 shares of the Company’s common stock on January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, April 10, 2023 and June 21, 2023, respectively for the year ended December 31, 2023.As of December 31, 2023, the convertible promissory note issued on October 4, 2021 has been fully settled.

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreements dated as of May 6, 2022 by and between the Company and Investor, pursuant to which the Company issued the note dated as of May 6, 2022 to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled a convertible promissory note of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022. The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,$150,000 on September 14,2023,$200,000 on October 7,2023 and $175,000 on November 8, 2023, respectively, and issued 4,719, 4,688, 4,102, 5,860, 5,591, 2,913, 3,496, 131,585 and 115,137 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, March 29, 2023, September 14,2023, October 7,2023 and November 8, 2023, respectively for the year ended December 31, 2023.

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Investor, pursuant to which the Company issued an unsecured convertible promissory to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes issued on September 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023 and $150,000 on December 5, 2023,respectively, and issued 41,829, 41,736, 36,920, 109,075 and 109,075 shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023 and December 7, 2023, respectively for the year ended December 31, 2023.

12.	CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The above two unsettled convertible promissory notes, issued on May 6, 2022 and March 13, 2023, have a maturity date of 12 months with an interest rate of 10% per annum. The Company retains the right to prepay the note at any time prior to conversion with an amount in cash equal to 125% of the principal that the Company elects to prepay at any time six months after the issue date, subject to maximum monthly redemption amount of $375,000 and $375,000, respectively. On or before the close of business on the third trading day of redemption, the Company should deliver conversion shares via “DWAC” (DTC’s Deposit/Withdrawal at Custodian system). The Company will be required to pay the redemption amount in cash, or chooses to satisfy a redemption in registered stock or unregistered stock, such stock shall be issued at 80% of the average of the lowest “VWAP” (the volume-weighted average price of the Common Stock on the principal market for a particular Trading Day or set of Trading Days) during the fifteen trading days immediately preceding the redemption notice is delivered.

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the year ended December 31, 2023, the Company has recognized the amortization of beneficial conversion feature $218,750 and $820,448 to profit.

13.	EQUITY

Common stock issued in private placements

On November 5, 2021, the Company entered into a certain securities purchase agreement with Huiwen Hu, affiliates of the Company and Mr. Shuxiang Zhang, and certain other non-affiliate purchasers whom are “non-U.S. Persons”, pursuant to which the Company agreed to sell an aggregate of 260,000 shares of its common stock. The gross proceeds to the Company from the Common Stock Offering were $45.5 million. Since Ms. Hu and Mr. Zhang are affiliates of the Company, the Common Stock Offering has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company. The shares were issued on January 11,2022. The Company received proceeds of $45.5 million in January 2022.

On May 27, 2022, the Company entered into that certain securities purchase agreement with Mr. Xiangjun Wang and Mr. Heung Ming (Henry) Wong, affiliates of the Company, and certain other non-affiliate purchasers who are “non-U.S. Persons” pursuant to which the Company agreed to sell an aggregate of 228,400 shares of Common Stock, par value $0.001 per share. The transaction was consummated on June 24, 2022 by the issuance of 228,400 shares of Common Stock. The Company received proceeds of $11,420,000 in June 2022.

On November 6, 2022, the Company entered into that certain securities purchase agreement with Ms. Renmei Ouyang, Chairwomen and Chief Executive Officer of the Company, and certain other purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 1,000,000 shares of its common stock, at a purchase price of $1.15 per share (“November 2022 PIPE”). The gross proceeds to the Company from the November 2022 PIPE will be $57.5 million. Since Ms. Renmei Ouyang is an affiliate of the Company, the November 2022 PIPE has been approved by the Audit Committee of the Board of Directors of the Company as well as the Board of Directors of the Company.

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 700,000 shares of its common stock, at a purchase price of $60.50 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

13.	EQUITY (CONTINUED)

On August 1, 2023, the Company entered into a certain securities purchase agreement with Mr. Wenhao Cui, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 560,000 shares of its common stock, at a purchase price of $17.50 per share (“August 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $9.8 million. Since Ms. Huiwen Hu is an affiliate of the Company, the August 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

On November 16, 2023, the Company entered into a certain securities purchase agreement with certain purchasers who are non-U.S. Persons, (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of its common stock, at a purchase price of $2.09 per share (“November 16 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $31.35 million.

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

On December 12, 2022, the Company entered into a Settlement and Restated Common Stock Purchase Agreement (the “Restated Agreement”) with the investor. Pursuant to the Restated Agreement, in consideration for the investor’s execution and delivery of, and performance under the Restated Agreement, the Company agreed to issue to the investor 6,000 unregistered shares of Common Stock within five business days of execution of the Restated Agreement. In addition, within thirty days of the execution of the Restated Agreement, the Company shall deliver to the investor a purchase notice for 9,786 shares of Common Stock (the “First Purchase Notice”) at a purchase price of 80% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s Common Stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”). Within thirty days of the closing of the First Purchase Notice, the Company shall deliver to the investor a purchase notice for 4,000 purchase notice shares (the “Second Purchase Notice”) at the Purchase Price. Between the closing date of the Second Purchase Notice and the period ending on the earlier of (i) March 31, 2023 or (ii) the date on which the investor shall have purchased an aggregate of 57,786 purchase notice shares, the Company shall have the right, but not the obligation, to direct the Investor to purchase up to 38,000 purchase notice shares at which (i) the first 12,000 purchase notice shares shall be at the Purchase Price and (ii) any remaining purchase notice shares shall be at a purchase price of 85% of the lowest daily VWAP of the Company’s Common Stock during the valuation period as defined in the Restated Agreement.

According to the agreement, the company has issued 9,569 and 4,000 shares of common stock on January 20 2023 and February 1 2023, and received proceeds of $400,182 and $158,891 in January 2023 and February 2023.

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled the convertible promissory notes issued on October 4, 2021 of $250,000 on June 23, 2022, $125,000 on July 7, 2022, $125,000 on July 18, 2022, $125,000 on July 26, 2022, $125,000 on August 4, 2022, $125,000 on September 6, 2022, $125,000 on September 29, 2022, $125,000 on November 14, 2022, $125,000 on November 11, 2022 and $125,000 on December 16, 2022, respectively, and issued 6,579, 2,714, 2,512, 2,502, 2,502, 3,016, 3,034, 2,894, 2,972 and 2,968 shares of the Company’s Common Stock on June 27, 2022, July 7, 2022, July 19, 2022, July 26, 2022, August 5, 2022, September 12, 2022, October 13, 2022, November 7, 2022, November 15, 2022 and December 19, 2022, respectively, for the year ended December 31, 2022.In addition, the Company settled convertible promissory notes of $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, $250,000 on April 5, 2023 and $102,215 on June 20, 2023, respectively, and issued 2,956, 2,950, 5,860, 5,591, 7,143 and 4,180 shares of the Company’s common stock on January 12, 2023, January 18, 2023, February 3, 2023, March 2, 2023, April 10, 2023 and June 21, 2023, respectively for the year ended December 31, 2023.

13.	EQUITY (CONTINUED)

The Company settled the convertible promissory note issued on May 6, 2022 of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022.In addition, The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,$150,000 on September 14,2023,$200,000 on October 7,2023 and $175,000 on November 8, 2023, respectively, and issued 4,719, 4,688, 4,102, 5,860, 5,591, 2,913, 3,496, 131,585 and 115,137 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, March 29, 2023, September 14,2023, October 7,2023 and November 8, 2023, respectively for the year ended December 31, 2023.

The Company settled convertible promissory notes issued on September 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023 and $150,000 on December 5, 2023,respectively, and issued 41,829, 41,736, 36,920, 109,075 and 109,075 shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023 and December 7, 2023, respectively for the year ended December 31, 2023.

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

Share Issuances to Service Providers

In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to certain service providers, and recorded $5,698,000 in stock-based compensation expenses.

Common stocks issued for exercise of warrants by holders of warrants

Warrants

A summary of warrants activity for the year ended December 31, 2023 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding and exercisable as of December 31, 2022	77,093	3.70 years	$7.15	-
Granted	-		-	-
Exercised	-		-	-
Balance of warrants outstanding and exercisable as of December 31, 2023	77,093	3.70 years	$7.15	-

As of December 31, 2023, the Company had 77,093 shares of warrants, among which 1,093 shares of warrants were issued to two individuals in private placements, and 76,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 76,000 shares of warrants, the Company issued warrants to investors to purchase a total of 76,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $28.75 per share.

13.	EQUITY (CONTINUED)

The Warrants ended on December 31, 2023 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

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

As of December 31, 2023 and 2022, the Company’s PRC profit generating subsidiaries accrued statutory reserve funds of $2,602,667 and $2,602,667, respectively.

14.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended December 31,
	2023	2022
Net (loss) income	$(2,266,325)	$4,253,537

Weighted Average Shares Outstanding-Basic	4,682,151	1,059,455
Weighted Average Shares Outstanding- Diluted	8,523,958	1,171,805

Income (loss) per share- basic	$(0.48)	$4.01
Income (loss) per share- diluted	$(0.27)	$3.63

Basic income(loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2023 and 2022. The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table includes the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in our losses and thus these shares were not included in the computation of diluted loss per share because the effect was anti-dilutive.

	December 31, 2023	December 31, 2022
Warrants	77,093	77,093
	77,093	77,093

15.	INCOME TAXES

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

Income tax expenses consist of the following:

	For the Years Ended December 31,
	2023	2022
Current income tax expenses	$(4,771,132)	$(4,045,786)
Deferred income tax benefits	756,076	792,114
Income tax expenses	$(4,015,056)	$(3,253,672)

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets. The Company maintains a full valuation allowance on its net deferred tax assets as of December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards in the PRC	$370,133	$174,109
Federal Net operating loss carryforwards in the U.S.	5,381,954	3,497,656
State Net operating loss carryforwards in the U.S.	3,331,686	2,165,215
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	1,482,487	1,276,065
Amortization of relative fair value of warrants relating to issuance of convertible promissory notes	642,600	642,600
Impairment of equity investment	86,100	86,100
Less: valuation allowance	(11,294,960)	(7,841,745)
	$-	$-
Deferred tax liabilities
Amortization of intangible assets acquired in business combination	$2,256,696	$3,059,953
	$2,256,696	$3,059,953

15.	INCOME TAXES (CONTINUED)

Below is a reconciliation of the statutory tax rate to the effective tax rate of continuing operations:

	For the Years Ended December 31,
	2023	2022
PRC statutory tax rate	25%	25%
Impact of different income tax rates in other jurisdictions	20.8%	3.0%
Effect of non-deductible expenses	(0.1)%	0.0%
Effect of valuation allowance for deferred tax assets	183.8%	15.3%
Effective tax rate	229.5%	43.3%

As of December 31, 2023 and 2022, the Company had U.S. domestic cumulative tax loss carryforwards of $25.6 million and $16.7 million, respectively, which may be available to reduce future income tax liabilities and will expire in the years 2027 through 2037. In addition, the Company had minimal PRC tax loss carryforwards will expire beginning year 2022 to year 2026.

Realization of the Company’s net deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the respective tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. Full valuation allowance of $11,294,960 was recorded against deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of December 31, 2023 and 2022 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by Tongdow E-commerce Group Co., Ltd. which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Tongdow E-commerce Co., Ltd. (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow (Zhejiang) Supply Chain Management Co., Ltd. (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics CO., Ltd (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of TD Holdings Inc

16.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Balances with related parties

As of December 31, 2023 and 2022, the balances with related parties were as follows:

-	Due from related parties

As of December 31, 2023 and 2022, no balance of due from related parties.

-	Due to related parties

	December 31, 2023	December 31, 2022
TD E-commerce	$38,121,056	$38,767,481
Total due to related parties	$38,121,056	$38,767,481

The amount due to related party is non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next 12 months.

17.	COMMITMENTS AND CONTINGENCIES

1)	Commitments

a	Non-cancellable operating leases

The following table sets forth our contractual obligations as of December 31, 2023:

	Payment due by December 31
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreement	11,714	11,714	-	-

2)	Contingencies

The Company may be involved in certain legal proceedings, claims, and other disputes arising from the commercial operations, projects, employees, and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations, or liquidity.

18.	RISKS AND UNCERTAINTIES

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2023, approximately $0.34 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

18.	RISKS AND UNCERTAINTIES (CONTINUED)

2)	Liquidity risk

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	December 31,
	2023	2022
Balance sheet items, except for equity accounts	7.0827	6.9646

	For the years ended December 31,
	2023	2022
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	7.0467	6.7261

19.	SUBSEQUENT EVENTS

(1)	Settlement of Convertible Promissory Notes

The Company settled the convertible promissory notes, issued on March 13, 2023 in favor of Streeterville Capital, LLC, of $150,000 on February 1, 2024, and $150,000 on February 15, 2024, respectively, and issued 160,174 and 152,650 shares of the Company’s common stock on February 1, 2024 and February 15, 2024, respectively.