Form 10-Q
period 2024-03-31
BAIYU Holdings, Inc.
filed 2024-05-10
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 19,935,688 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and December 31, 2023

(Expressed in U.S. dollars, except for the number of shares)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$557,451	$1,516,358
Loans receivable from third parties	247,049,634	240,430,865
Inventories, net	-	259,806
Other current asset	11,727,715	10,134,829
Total current assets	259,334,800	252,341,858

Non-Current Assets
Plant and equipment, net	28,921	32,090
Goodwill	157,268,963	157,542,081
Intangible assets, net	43,228,852	45,285,617
Right-of-use assets, net	60,532	83,375
Total non-current assets	200,587,268	202,943,163

Total Assets	$459,922,068	$455,285,021

LIABILITIES AND EQUITY
Current Liabilities
Bank borrowings	1,055,814	1,057,648
Third party loans payable	481,704	476,627
Contract liabilities	4,477,564	3,090,201
Income tax payable	17,671,662	16,187,826
Lease liabilities	63,303	86,691
Other current liabilities	7,018,000	6,578,349
Convertible promissory notes	4,107,742	4,284,622
Total current liabilities	34,875,789	31,761,964

Non-Current Liabilities
Deferred tax liabilities	2,065,053	2,256,696
Due to related parties	38,054,968	38,121,056
Total non-current liabilities	40,120,021	40,377,752

Total liabilities	74,995,810	72,139,716

Commitments and Contingencies (Note 16)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 19,785,688 and 19,335,220 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)*	19,786	19,335
Additional paid-in capital	439,430,236	438,980,687
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(37,140,024)	(39,520,164)
Accumulated other comprehensive income	(16,812,601)	(16,144,752)
Total BAIYU Shareholders’ Equity	388,100,064	385,937,773

Non-controlling interest	(3,173,806)	(2,792,468)
Total Equity	384,926,258	383,145,305

Total Liabilities and Equity	$459,922,068	$455,285,021

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2024 and 2023

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2024	2023

Revenues
- Sales of commodity products – third parties	$28,089,681	$34,571,288
- Supply chain management services – third parties	2,466	6,350
Total revenue	28,092,147	34,577,638

Cost of revenues
- Commodity product sales-third parties	(28,144,823)	(34,653,239)
- Supply chain management services-third parties	(16)	(40)
Total operating costs	(28,144,839)	(34,653,279)

Gross loss	(52,692)	(75,641)

Operating expenses
Selling, general, and administrative expenses	(2,707,183)	(2,743,061)
Total operating expenses	(2,707,183)	(2,743,061)

Net Operating Loss	(2,759,875)	(2,818,702)

Other income (expenses), net
Interest income	6,269,463	4,449,000
Interest expenses	(121,438)	(109,987)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	(92,552)	(220,652)
Other income, net	25,918	4,523
Total other income, net	6,081,391	4,122,884

Net income before income taxes	3,321,516	1,304,182

Income tax expenses	(1,322,714)	(852,905)

Net income	1,998,802	451,277
Less: Net loss attributable to non-controlling interests	(381,338)	(398,966)
Net income attributable to BAIYU Holdings, Inc.’s Stockholders	2,380,140	850,243

Comprehensive Income
Net income	1, 998,802	451,277
Foreign currency translation adjustments	(667,849)	3,045,818
Comprehensive Income	$1,330,953	$3,497,095
Less: Total comprehensive loss attributable to non-controlling interests	(381,338)	(398,966)
Comprehensive income attributable to BAIYU Holdings, Inc.’s Stockholders	$1,712,291	$3,896,061

Income per share - basic and diluted
Continuing Operation- income per share – basic*	$0.26	$0.16
Continuing Operation- income per share –diluted*	$0.17	$0.04
Weighted Average Shares Outstanding-Basic*	7,624,124	2,800,903
Weighted Average Shares Outstanding- Diluted*	11,723,885	10,877,671

*

On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non-controlling	Total
	Shares	Amount	capital	Deficit	Reserve	income(loss)	interests	Equity
Balance as of December 31, 2022	106,742,117	$106,742	$344,295,992	$(38,800,375)	2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	35,000,000	35,000	42,315,000	-	-	-	-	42,350,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	2,409,900	2,410	2,072,590	-	-	-	-	2,075,000
Issuance of common stocks pursuant to ATM transaction	689,306	689	558,384	-	-	-	-	559,073
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net income (loss)	-	-	-	850,243	-	-	(398,966)	451,277
Foreign currency translation adjustments	-	-	-	-	-	3,045,818		3,045,818
Balance as of March 31, 2023	144,841,323	$144,841	$390,154,966	$(37,950,132)	2,602,667	$(5,939,107)	$(1,644,898)	$347,368,337

Balance as of December 31, 2023	19,335,220	$19,335	$438,980,687	$(39,520,164)	2,602,667	$(16,144,752)	$(2,792,468)	$383,145,305
Issuance of common stocks pursuant to exercise of convertible promissory notes	450,438	451	449,549	-	-	-	-	450,000
Net income (loss)	-	-	-	2,380,140	-	-	(381,338)	1,998,802
Foreign currency translation adjustments	-	-	-	-	-	(667,849)	-	(667,849)
Balance as of March 31, 2024	19,785,658	$19,786	$439,430,236	$(37,140,024)	2,602,667	$(16,812,601)	$(3,173,806)	$384,926,258

*

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

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Expressed in U.S. dollar)

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$1,998,802	$451,277
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	3,110	1,215
Amortization of intangible assets	1,976,086	2,049,732
Amortization of right of use assets	22,674	30,846
Amortization of discount on convertible promissory notes	66,667	93,333
Interest expense for convertible promissory notes	113,901	101,330
Amortization of beneficial conversion feature of convertible promissory notes	92,552	220,652
Deferred tax liabilities	(187,526)	(194,515)
Inventories impairment	-	(17,229)
Inventories	259,071	66,033
Other current assets	407,897	(24,222)
Prepayments	(800,396)	447,960
Contract liabilities	1,391,191	(426,158)
Due from third parties	(1,165,090)	(628,474)
Due from related parties	-	(685,488)
Accounts payable	-	(1,291)
Income tax payable	1,510,240	1,047,382
Other current liabilities	447,472	259,083
Lease liabilities	(23,213)	(30,476)
Due to third party loans payable	5,897	6,050
Net cash provided by operating activities	6,119,335	2,767,040
Cash Flows from Investing Activities:
Loans made to third parties	(32,073,939)	(46,678,620)
Collection of loans from related parties	25,046,081	-
Investments in other investing activities	(49,282)	(10,707)
Net cash used in investing activities	(7,077,140)	(46,689,327)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	-	559,073
Proceeds from issuance of common stock under private placement transactions	-	42,350,000
Proceeds from convertible promissory notes	-	3,000,000
Net cash provided by financing activities	-	45,909,073

Effect of exchange rate changes on cash and cash equivalents	(1,102)	(898,831)

Net increase/(decrease) in cash and cash equivalents	(958,907)	1,087,955
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$557,451	$1,981,012

Supplemental Cash Flow Information
Cash paid for interest expenses	$19,218	$19,934

Supplemental disclosure of Non-cash investing and financing activities
Issuance of common stocks in connection with conversion of convertible promissory notes	$450,000	$2,988,000

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

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company

TD Internet of Things Technology Company Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A Hong Kong company Incorporated on February 14, 2020 A holding company	100% owned by HC High BVI

Hainan Baiyu Cross-border E-commerce Co., Ltd. (“Hainan Baiyu”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	WFOE, 100% owned by Tongdow HK

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI

Hong Kong Tongyuan Energy Storage Smart Electric Co., Ltd (“Tongdow HK”) (Formerly Named: Tongdow E-trade Limited)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI

Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology

Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB10 million)	A wholly owned subsidiary of Shanghai Jianchi

Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB10 million) with registered capital fully paid-up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB30 million) with registered capital of $736,506 (RMB5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng

Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng

Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK

Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture

Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce

Baiyu International Supply Chain PTE.LTD	A Singapore company Incorporated on Jun 28, 2023	100% owned by HC High BVI

Beijing Baiyu Jucheng Technology Co., LTD	A PRC limited liability company Incorporated on January 19, 2024	100% owned by Qianhai Baiyu

The following diagram illustrates our corporate structure as of March 31, 2024.

(1)	A variable interest entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on March 22, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2024 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

(f) Recent accounting pronouncement

In November 2023, the FASB issued guidance to enhance disclosure of expenses of a public entity’s reportable segments. The new guidance requires a public entity to disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) on an annual and interim basis, an amount for other segment items (the difference between segment revenue less the significant expenses disclosed under the significant expense principle and each reported measure of segment profit or loss), including a description of its composition, (3) on an annual and interim basis, information about a reportable segment’s profit or loss and assets previously required to be disclosed only on an annual basis, and (4) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and how to allocate resources. The new guidance also clarifies that if the CODM uses more than one measure of a segment’s profit or loss, one or more of those measures may be reported and requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The guidance is effective for the current fiscal year 2024 annual reporting, and in the first quarter of 2025 for interim period reporting, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements.

In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	March 31, 2024	December 31, 2023

Loans receivable from third parties	$247,049,634	$240,430,865

As of March 31, 2024, the Company has thirteen loan agreements compared with thirteen loan agreements on December 31, 2023. The Company provided loans aggregating $32,073,939 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $25,046,081 during the three months ended March 31, 2024. These loans will mature from May 2024 through February 2025, and charge an interest rate of 10.95% per annum on these customers. The company has the right to pledge account receivable or inventory.

Interest income of $6,269,380 and $4,448,860 was accrued for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded an interest receivable of $6,652,850 and $5,931,541 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of March 31, 2024 and December 31,2023, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	March 31, 2024	December 31, 2023

Aluminum ingots	$-	$259,806
Inventories, net	$-	$259,806

For the three months ended March 31, 2024, the Company did not accrue or charge back any impairment as the impaired inventories have been sold.

5. OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023
Other current assets:
Deposit	$42,632	$35,888
Interest receivables	6,652,849	5,931,541
Prepayments	4,885,130	4,089,210
Others	147,104	78,190
Total	$11,727,715	$10,134,829

6. PLANT AND EQUIPMENT, NET

	March 31, 2024	December 31, 2023
Cost:
Office equipment	$43,924	$43,999
Accumulated depreciation:
Office equipment	$(15,003)	$(11,909)
Plant and equipment, net	$28,921	$32,090

Depreciation expense was $3,110, and currency translation difference was $16 for the three months ended March 31, 2024. Depreciation expense was $1,215, and currency translation difference was $36 for the year ended March 31, 2023.

7. GOODWILL

Changes in the carrying amount of goodwill by segment for the years ended March 31, 2024, and December 31, 2023 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(1,084,211)	(1,587,258)	(2,671,469)
Balance as of December 31, 2023	63,938,191	93,603,890	157,542,081
Foreign currency translation adjustments	$(110,845)	$(162,273)	$(273,118)
Balance as of March 31, 2024	63,827,346	93,441,617	157,268,963

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the three months ended March 31, 2024 and the year ended December 31, 2023.

8. INTANGIBLE ASSETS

	March 31, 2024	December 31, 2023
Customer relationships	$18,522,903	$18,555,071
Software copyright	46,934,462	47,015,968
Total	65,457,365	65,571,039

Less: accumulative amortization	(22,228,513)	(20,285,422)
Intangible assets, net	$43,228,852	$45,285,617

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

Amortization expense for the three months ended March 31, 2024 and the year ended December 31, 2023 was $1,976,068 and $7,967,272, respectively. The currency translation difference was $32,994 for the three months ended March 31, 2024.

No impairment loss was made against the intangible assets during the three months ended March 31, 2024.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending March 31, 2024:	Amount
current year	$5,934,776
2025	7,913,034
2026	7,913,034
2027	4,907,049
2028	4,228,330
Thereafter	12,332,629
Total:	$43,228,852

9. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of March 31, 2024 and December 31, 2023, bank loans consisted of the following:

	March 31, 2024	December 31, 2023
Short-term bank loans:
Loan from Baosheng County Bank	$986,610	$988,324
Loan from Bank of Communications	69,204	69,324
Total	$1,055,814	$1,057,648

In August 2022, Qianhai Baiyu entered into another five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for one year, with the maturity date of August 2023. In August 2023, the company and the bank renewed the contract, extending the borrowing time to August 2024. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

In August 2023, Qianhai Baiyu entered into a loan agreement with the Bank of Communications, borrowing a total of RMB 0.49 million yuan as a one-year working capital, with the maturity date of August 2024.The loan bears a fixed interest rate of 4.15% per annum.

10. LEASES

The Company leases an office space under non-cancelable operating leases, with terms of 24 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. The amortization of right of use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	March 31, 2024	December 31, 2023

Right-of-use lease assets, net	$60,532	$83,375

Lease Liabilities-current	$63,303	$86,691
Lease liabilities-non current	-	-
Total	$63,303	$86,691

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of March 31, 2024:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)
Weighted average discount rate	4.75%

For the three months ended March 31, 2024 and 2023, the Company charged total amortization of right-of-use assets of $121,063 and $30,846 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of March 31, 2024:

Period ended March 31, 2024:	Amount
current year	$64,412
Total lease payments	64,412
Less: imputed interest	1,109
Present value of lease liabilities	63,303

11. OTHER CURRENT LIABILITIES

	March 31, 2024	December 31, 2023
Accrued payroll and benefit	$1,830,702	$3,210,615
Other tax payable	5,185,305	3,352,643
Others	1,993	15,091
Total	$7,018,000	$6,578,349

12. CONVERTIBLE PROMISSORY NOTES

	March 31, 2024	December 31, 2023
Convertible promissory notes – principal	$2,539,358	$3,043,358
Convertible promissory notes – discount	-	(159,219)
Convertible promissory notes – interest	1,514,384	1,400,483
Convertible promissory notes, net	$4,107,742	$4,284,622

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

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company issued the investor a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Investor, pursuant to which the Company issued an unsecured convertible promissory to the investor; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024 and $150,000 on February 15, 2024 respectively, and issued 160,174 and 152,620 shares of the Company’s common stock on February 1, 2024 and February 10, 2024, respectively, for the three months ended March 31, 2024.

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

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the year ended December 31, 2023, the Company has recognized the amortization of beneficial conversion feature $218,750 and $820,448 to profit with respect to these two unsettled convertible promissory notes. For the three months ended March 31, 2024, the Company has recognized the amortization of beneficial conversion feature of $nil and $92,552 to profit for the above two unsettled convertible promissory notes.

13. EQUITY

Common stock issued in private placements

On January 9, 2023, the Company entered into a certain securities purchase agreement with Ms. Huiwen Hu, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 700,000 shares of its common stock, at a purchase price of $60.5 per share (“January 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $42.35 million. Since Ms. Huiwen Hu is an affiliate of the Company, the January 2023 PIPE has been approved by the Audit Committee as well as the Board of Directors of the Company.

On July 31, 2023, the Company entered into a certain securities purchase agreement with Mr. Wenhao Cui, an affiliate of the Company, and certain other purchasers who are non-U.S. Persons (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 560,000 shares of its common stock, at a purchase price of $17.50 per share (“August 2023 PIPE”). The gross proceeds to the Company from the January 2023 PIPE were $9.8 million.

On November 16, 2023, the Company entered into a certain securities purchase agreement with certain purchasers who are non-U.S. Persons (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 15,000,000 shares of its common stock, at a purchase price of $2.09 per share (“November 2023 PIPE”). The gross proceeds to the Company from the November 2023 PIPE were $31.35 million.

Solely for accounting purposes, the number of shares and the purchase price per share have been retroactively restated to reflect the reverse stock split. Please refer to “Note 13 - Reverse Stock Split of Common Stock” for further details.

Settlement and Restated Common Stock Purchase Agreement

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

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled the convertible promissory note issued on May 6, 2022 of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022.In addition, The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,$150,000 on September 14,2023,$200,000 on October 7,2023 and $175,000 on November 8, 2023, respectively, and issued 4,719, 4,688, 4,102, 5,860, 5,591, 2,913, 3,496, 131,585 and 115,137 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, March 29, 2023, September 14, 2023, October 7,2023 and November 8, 2023, respectively for the year ended December 31, 2023.

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024 and $150,000 on February 15, 2024 respectively, and issued 160,174 and 152,620 shares of the Company’s common stock on February 1, 2024 and February 10, 2024, respectively, for the three months ended March 31, 2024.

Solely for accounting purposes, the number of shares and the purchase price per share have been retroactively restated to reflect the reverse stock split. Please refer to “Note 13 - Reverse Stock Split of Common Stock” for further details.

Reverse stock split of common stock

On October 30, 2023, The Company completed a 1-for-50 reverse stock split, where every fifty (50) shares of the Company’s pre-split issued and outstanding common stock, par value $0.001 per share, were combined into one (1) share of the Company’s post-split common stock, without any change in par value per share.

The reverse stock split applied to the issued shares of the Company on the date of the reverse stock split and does not have any retroactive effect on the Company’s shares prior to that date. However, for accounting purposes only, references to our ordinary shares in this quarterly report are stated as having been retroactively adjusted and restated to give effect to the reverse stock split, as if the reverse stock split had occurred by the relevant earlier date.

Share Issuances to Service Providers

In June 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to certain service providers, and recorded $5,698,000 in stock-based compensation expenses.

Common stocks issued for exercise of warrants by holders of warrants

Warrants

A summary of warrants activity for the three months ended March 31, 2024 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2023	77,093	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	$-	-
Balance of warrants outstanding as of March 31, 2024	77,093	3.70 years	$7.15	-

As of March 31, 2024, the Company had 77,093 shares of warrants, among which 1,093 shares of warrants were issued to two individuals in private placements, and 76,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 76,000 shares of warrants, the Company issued warrants to investors to purchase a total of 76,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $28.75 per share.

The Warrants ended on March 31, 2024 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

14. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of March 31, 2024, the principal amount and interest expense of convertible promissory notes are $5,298,982 and $580,905. Total obligations of $5,879,887 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2024 and 2023 respectively:

	For the Three Months Ended March 31,
	2024	2023

Net income	$1,998,802	$451,277

Weighted Average Shares Outstanding-Basic	7,624,124	2,800,903
Weighted Average Shares Outstanding- Diluted	11,723,885	10,877,671
Net income per share - basic and diluted
Net income per share – basic	$0.26	$0.16
Net income per share – diluted	$0.17	$0.04

15. INCOME TAXES

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits and measures the unrecognized benefits associated with the tax positions. For the three months ended March 31, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of March 31, 2024 and December 31, 2023, the Company had deferred tax assets of $11,405,416 and $11,294,960, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of March 31, 2024 and December 31, 2023.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the three months ended March 31, 2024 and 2023, the Company had current income tax expenses of $1,135,188 and $1,047,420, respectively, and deferred income tax expense of $187,526 and benefit of $194,515 in the connection of intangible assets generated from Baiyu acquisition, respectively.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of March 31, 2024 and December 31, 2023, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by TD E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Ningbo Xinwurong Supply Chain Management Co., Ltd. (Formerly named: Tongdow (Zhejiang) Supply Chain Management Co., Ltd.) (“Zhejiang TD”)*	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co., Ltd. (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd. (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of BAIYU Holdings Inc.

2)	Balances with related parties

-	Due to related party

	March 31, 2024	December 31, 2023

TD E-commerce	$38,054,968	$38,121,056
Total due to related party	$38,054,968	$38,121,056

The amount due to related parties are non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next 9 months.

17. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of March 31, 2024:

	Payment due by March 31
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreements	$8,534	$8,534	$-	$-

2)	Contingencies

None.

18. Risks and uncertainties

(1) Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of March 31, 2024, approximately $0.19 million was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	December 31,
	2024	2023
Balance sheet items, except for equity accounts	7.0950	7.0827

	For the three months ended March 31,
	2024	2023
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	7.1028	6.8476

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

19. SUBSEQUENT EVENTS

(1)	Settlement of Convertible Promissory Note

The Company settled convertible promissory note of $150,000 and issued 159,547 shares of the Company’s common stock on April 18, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of March 31, 2024, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the three months ended March 31, 2024, the Company recorded revenue of $28,089,681 from its commodities trading business and $2,466 from its supply chain management services, respectively.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the three months ended March 31, 2024, the Company generated revenue from supply chain management services of $2,466 from three third-party customers, compared with a commodity distribution services revenue of $6,350 with four third-party customers for the same period in 2022.

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

Results of Operations

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues
- Sales of commodity products – third parties	$28,089,681	$34,571,288	$(6,481,607)	(19)%
- Supply chain management services	2,466	6,350	(3,884)	(61)%
Total Revenues	28,092,147	34,577,638	(6,485,491)	(19)%

Cost of revenues
- Commodity product sales – third parties	(28,144,823)	(34,653,239)	6,508,416	(19)%
- Supply chain management services	(16)	(40)	24	(60)%
Total operating cost	(28,144,839)	(34,653,279)	6,508,440	(19)%

Gross loss	(52,692)	(75,641)	22,949	(30)%

Operating expenses
Selling, general, and administrative expenses	(2,707,183)	(2,743,061)	22,545	(1)%
Total operating expenses	(2,707,183)	(2,743,061)	22,545	(1)%

Other income, net
Interest income	6,269,463	4,449,000	1,820,463	41%
Interest expenses	(121,438)	(109,987)	(11,451)	10%
Amortization of beneficial conversion feature relating to convertible promissory notes	(92,552)	(220,652)	128,100	(58)%
Other income, net	25,918	4,523	21,395	473%
Total other income, net	6,081,391	4,122,884	1,958,507	48%

Net income before income taxes	3,321,516	1,304,182	2,004,001	155%

Income tax expenses	(1,322,714)	(852,905)	(469,809)	55%
Net income	$1,998,802	$451,277	$1,534,192	343%

Revenue

For the three months ended March 31, 2024, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, (2) revenue from supply chain management services. Total revenue decreased by $6,485,491 or 19%, from $34,577,638 for the three months ended March 31, 2023 to $28,092,147 for the three months ended March 31, 2024, among which almost all of our revenue was generated from sales of commodity products for the three months ended March 31, 2024. For the three months ended March 31, 2024, 99.99% of our revenue was generated from sales of commodity products and 0.01% was from supply chain management services.

(1)	Revenue from sales of commodity products

For the three months ended March 31, 2024, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2023, and earned revenues when the product ownership was transferred to its customers.

The Company earned revenues of $28,089,681 from sales of commodity products for the three months ended March 31, 2024 compared with $34,571,288 for the three months ended March 31, 2023, with a decrease of $6,481,607 or 19%. The decrease of revenue from sales of commodity products is mainly due to the decrease in the average unit sales price of zinc ingots from $3.32 per kilogram for the three months ended March 31, 2023 to $2.94 per kilogram for the three months ended March 31, 2024. And based on a downward trend in FY2023, the annual consumption of zinc plating in China is declining year by year.

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

For the three months ended March 31, 2024, the Company recorded revenue of $ 2,466 from supply chain management services to third-party customers compared with $ 6,350 to third-party customers for the same period in 2023. The decrease in revenue from sales of commodity products is mainly due to the downsizing of the zinc plating market, as well as less customers in the fierce competition.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue decreased by $ 6,508,440 or 19% from $34,653,279 for the three months ended March 31, 2023 to $28,144,839 for the three months ended March 31, 2024, due to the decrease in the cost of revenue associated with commodity product sales.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the three months ended March 31, 2024, the Company purchased non-ferrous metal products of $28,144,823 from eleven third-party suppliers.

For the three months ended March 31, 2023, the Company purchased non-ferrous metal products of $34,653,239 from eleven third-party suppliers.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $2,743,061 for the three months ended March 31, 2023 to $2,707,183 for the three months ended March 31, 2024, representing a decrease of $35,878, or 1% within a normal range of fluctuation. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. There was no material change for the three months ended March 31, 2024 with respect to selling, general and administrative expenses, compared to the same period in 2023.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended March 31, 2024, interest income was $6,269,463 representing an increase of $1,820,463, or 41% from $4,449,000 for the three months ended March 31, 2023. The increase was due to the growth of loans made to third party vendors for the three months ended March 31, 2024. The balance of loan receivables was $247.05 million as of March 31, 2024 which was $55.42 million higher than that as of March 31,2023.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the three months ended March 31, 2024, the item represented the amortization of the beneficial conversion feature of $92,552 of the two convertible promissory notes issued on May 6, 2022 and March 13, 2023.

For the three months ended March 31, 2023, the item represented the amortization of the beneficial conversion feature of $220,652 of the two convertible promissory notes issued on May 6, 2022 and March 13, 2023.

Net income

As a result of the foregoing, net income for the three months ended March 31, 2024 was $1,998,802, representing an increase of $1,547,525 from $451,277 for the three months ended March 31, 2023.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended March 31, 2024, the Company reported cash inflows of $6,119,335 from operating activities. As of March 31, 2024, the Company has positive working capital of approximately $224 million.

During the three months ended March 31, 2023, the cash used in investing activities was mainly attributable to cash raised of $25,046,081 from collection of loans from third parties, cash paid $32,073,939 from payment made on loans to third parties.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodities trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the three months ended March 31, 2024 and 2023, respectively:

	For the three months Ended March 31,
	2024	2023
Net Cash Provided by Operating Activities	$6,119,335	$2,767,040
Net Cash Used in Investing Activities	(7,077,140)	(46,689,327)
Net Cash Provided by Financing Activities	-	45,909,073
Effect of exchange rate changes on cash and cash equivalents	(1,102)	(898,831)
Net increase/(decrease) in cash and cash equivalents	(958,907)	(1,087,955)
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$557,451	$1,981,012

Net Cash Provided by Operating Activities

During the three months ended March 31, 2024, we had a cash inflow from operating activities of $6,119,335, an increase of $3,352,295 from a cash inflow of $2,767,040 for the three months ended March 31, 2023. We incurred a net profit for the three months ended March 31, 2024 of $1,985,468, an increase of $1,534,191 from the three months ended March 31, 2023, during which we recorded a net profit of $451,277.

In addition to the change in profitability, the increase in net cash provided by operating activities was the result of several factors, including:

●	Non-cash effects adjustments include amortization of beneficial conversion feature of convertible promissory notes of $92,552, amortization of intangible assets of $1,976,086, accrual convertible interest expense of $113,901 and amortization of discount on convertible promissory notes of $80,000.

●	An increase of $1,391,191 of advances from customers due to account into revenue.

●	A decrease of $1,165,090 due from third parties due to the interest receivables to third party decreased .

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $7,077,140 as compared to net cash used in investing activities of $46,689,327 for the three months ended March 31, 2023.

The cash used in investing activities for the three months ended March 31, 2024 was mainly for the loans disbursed to third parties of $32,073,939, partly offset by the collection of loans from related parties of $25,046,081.

The cash used in investing activities for the three months ended March 31, 2023 was for the loans disbursed to third parties of $46,678,620.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2024, the Company did not occur any cash movement for financing activities.

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

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

As of March 31, 2024, the Company had one lease arrangement with an unrelated third party. The lease term was within 24 months, which will be due in November 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$8,534	$8,534	$-	$-
Total	$8,534	$8,534	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2024.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of March 31, 2024 includes:

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

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weakness as of March 31, 2024, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 22, 2024.

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

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024 and $150,000 on February 15, 2024 respectively, and issued 160,174 and 152,620 shares of the Company’s common stock on February 1, 2024 and February 10, 2024, respectively, for the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
3.11*	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on October 19, 2023, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 20, 2023
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIYU HOLDINGS, INC.

Date: May 10, 2024	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wenhao Cui
	Name:	Wenhao Cui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)