Form 10-Q
period 2024-06-30
BAIYU Holdings, Inc.
filed 2024-08-12
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, 49,945,235 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

(Expressed in U.S. dollars, except for the number of shares)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$255,700	$1,516,358
Loans receivable from third parties	290,613,451	240,430,865
Inventories, net	-	259,806
Other current asset	16,487,347	10,134,829
Total current assets	307,356,498	252,341,858

Non-Current Assets
Plant and equipment, net	25,811	32,090
Goodwill	156,567,224	157,542,081
Intangible assets, net	41,066,532	45,285,617
Right-of-use assets, net	37,663	83,375
Total non-current assets	197,697,230	202,943,163

Total Assets	$505,053,728	$455,285,021

LIABILITIES AND EQUITY
Current Liabilities
Bank borrowings	982,208	1,057,648
Third party loans payable	485,431	476,627
Contract liabilities	10,100,999	3,090,201
Income tax payable	19,155,569	16,187,826
Lease liabilities	39,616	86,691
Other current liabilities	10,567,620	6,578,349
Convertible promissory notes	4,059,269	4,284,622
Total current liabilities	45,390,712	31,761,964

Non-Current Liabilities
Deferred tax liabilities	1,868,945	2,256,696
Due to related parties	37,885,166	38,121,056
Total non-current liabilities	39,754,111	40,377,752

Total liabilities	85,144,823	72,139,716

Commitments and Contingencies (Note 17)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 49,945,235 and 19,335,220 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)*	49,945	19,335
Additional paid-in capital	476,450,077	438,980,687
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(34,181,077)	(39,520,164)
Accumulated other comprehensive loss	(21,460,739)	(16,144,752)
Total BAIYU Shareholders’ Equity	423,460,873	385,937,773

Non-controlling interest	(3,551,968)	(2,792,468)
Total Equity	419,908,905	383,145,305

Total Liabilities and Equity	$505,053,728	$455,285,021

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
- Sales of commodity products – third parties	$26,462,542	$34,483,239	$54,552,223	$69,054,527
- Supply chain management services – third parties	345	29,057	2,811	35,407
Total revenue	26,462,887	34,512,296	54,555,034	69,089,934

Cost of revenues
- Commodity product sales-third parties	(26,491,421)	(34,537,021)	(54,636,244)	(69,190,260)
- Supply chain management services-third parties	-	(23,343)	(16)	(23,383)
Total operating costs	(26,491,421)	(34,560,364)	(54,636,260)	(69,213,643)

Gross loss	(28,534)	(48,068)	(81,226)	(123,709)

Operating expenses
Selling, general, and administrative expenses	(2,363,888)	(8,330,851)	(5,071,071)	(11,073,912)
Total operating expenses	(2,363,888)	(8,330,851)	(5,071,071)	(11,073,912)

Net Operating Loss	(2,392,422)	(8,378,919)	(5,152,297)	(11,197,621)

Other income (expenses), net
Interest income	6,489,635	4,908,288	12,759,098	9,357,288
Interest expenses	(108,160)	(113,235)	(229,598)	(223,222)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	-	(264,390)	(92,552)	(485,042)
Other expense, net	(28,631)	(5,620)	(2,713)	(1,097)
Total other income, net	6,352,844	4,525,043	12,434,235	8,647,927

Net income (loss) before income taxes	3,960,422	(3,853,876)	7,281,938	(2,549,694)

Income tax expenses	(1,379,637)	(984,354)	(2,702,351)	(1,837,259)

Net income (loss)	2,580,785	(4,838,230)	4,579,587	(4,386,953)
Less: Net loss attributable to non-controlling interests	(378,162)	(385,035)	(759,500)	(784,001)
Net income (loss) attributable to BAIYU Holdings, Inc.’s Stockholders’	2,958,947	(4,453,195)	5,339,087	(3,602,952)

Comprehensive Loss
Net income (loss)	2,580,785	(4,838,230)	4,579,587	(4,386,953)
Foreign currency translation adjustments	(4,648,138)	(17,227,771)	(5,315,987)	(14,181,953)
Comprehensive Loss	$(2,067,353)	$(22,066,001)	$(736,400)	$(18,568,906)

Less: Total comprehensive loss attributable to non-controlling interests	(378,162)	(385,035)	(759,500)	(784,001)
Comprehensive income (loss) attributable to BAIYU Holdings, Inc.’s Stockholders	$(1,689,191)	$(21,680,966)	$23,100	$(17,784,905)

Income per share - basic and diluted
Continuing Operation- income (loss) per share – basic*	$0.09	$(1.67)	$0.41	$(1.54)
Continuing Operation- income (loss) per share –diluted*	$0.08	$(1.54)	$0.29	$(1.42)
Weighted Average Shares Outstanding-Basic*	27,496,094	2,903,598	11,075,356	2,852,534
Weighted Average Shares Outstanding- Diluted*	32,394,039	3,134,161	15,565,698	3,083,097

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	capital	Deficit	Reserve	Income (loss)	interests	Equity
Balance as of December 31, 2022	2,134,842	$2,135	$344,400,599	$(38,800,375)	2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	700,000	700	42,349,300	-	-	-	-	42,350,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	59,520	60	2,427,155	-	-	-	-	2,427,215
Issuance of common stocks pursuant to ATM transaction	13,786	14	559,059	-	-	-	-	559,073
Issuance of common stock pursuant to stock incentive stock plan	220,000	220	5,697,780	-	-	-	-	5,698,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net loss	-	-	-	(3,602,952)	-	-	(784,001)	(4,386,953)
Foreign currency translation adjustments	-	-	-	-	-	(14,181,953)		(14,181,953)
Balance as of June 30, 2023	3,128,148	$3,129	$396,346,893	$(42,403,327)	2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551

Balance as of December 31, 2023	19,335,220	$19,335	$438,980,687	$(39,520,164)	2,602,667	$(16,144,752)	$(2,792,468)	$383,145,305
Issuance of common stocks in connection with private placements	30,000,000	30,000	36,870,000	-	-	-	-	36,900,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	610,015	610	599,390	-	-	-	-	600,000
Net income (loss)	-	-	-	5,339,087	-	-	(759,500)	4,579,587
Foreign currency translation adjustments	-	-	-	-	-	(5,315,987)	-	(5,315,987)
Balance as of June 30, 2024	49,945,235	$49,945	$476,450,077	$(34,181,077)	2,602,667	$(21,460,739)	$(3,551,968)	$419,908,905

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	capital	Deficit	Reserve	Income (loss)	interests	Equity
Balance as of March 31, 2023	2,896,826	$2,897	$390,296,910	$(37,950,132)	2,602,667	$(5,939,107)	$(1,644,898)	$347,368,337
Issuance of common stock pursuant to exercise of convertible promissory notes	11,322	12	352,203	-	-	-	-	352,215
Issuance of common stock pursuant to stock incentive stock plan	220,000	220	5,697,780	-	-	-	-	5,698,000
Net loss	-	-	-	(4,453,195)	-	-	(385,035)	(4,838,230)
Foreign currency translation adjustments	-	-	-	-	-	(17,227,771)	-	(17,227,771)
Balance as of June 30, 2023	3,128,148	$3,129	$396,346,893	$(42,403,327)	2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551

Balance as of March 31, 2024	19,785,658	$19,786	$439,430,236	$(37,140,024)	2,602,667	$(16,812,601)	$(3,173,806)	$384,926,258
Issuance of common stocks in connection with private placements	30,000,000	30,000	36,870,000	-	-	-	-	36,900,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	159,577	159	149,841	-	-	-	-	150,000
Net income (loss)	-	-	-	2,958,947	-	-	(378,162)	2,580,785
Foreign currency translation adjustments	-	-	-	-	-	(4,648,138)	-	(4,648,138)
Balance as of June 30, 2024	49,945,235	$49,945	$476,450,077	$(34,181,077)	2,602,667	$(21,460,739)	$(3,551,968)	$419,908,905

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Expressed in U.S. dollar)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$4,579,587	$(4,386,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of plant and equipment	6,105	3,049
Amortization of intangible assets	3,980,926	4,051,246
Amortization of right of use assets	45,712	61,140
Amortization of discount on convertible promissory notes	66,667	200,000
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	92,552	485,042
Interest expense for convertible promissory notes	215,428	245,506
Deferred tax liabilities	(387,751)	(384,454)
Share-based payment stock to service providers	-	5,698,000
Inventories impairment	-	(17,026)
Inventories	259,806	206,807
Loan receivables	(50,799,780)	-
Other current assets	37,670	(7,512)
Prepayments	(5,424,107)	(1,446,311)
Contract liabilities	7,010,798	1,329,156
Due from third parties	(965,413)	(635,494)
Due from related parties	-	(994,738)
Due to related parties	(235,890)	-
Accounts payable	-	(1,276)
Income tax payable	2,967,743	2,221,676
Other current liabilities	3,989,271	602,425
Lease liabilities	(47,075)	(60,768)
Due to third party loans payable	8,804	12,023
Net cash (used in)/provided by operating activities	(34,598,947)	7,181,538
Cash Flows from Investing Activities:
Purchases of plant and equipment	-	(34,982)
Payment made on loans to third parties	-	(122,487,487)
Proceeds from loans of third parties	-	71,203,793
Security deposits	(668)	20,800
Net cash used in investing activities	(668)	(51,297,876)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under ATM transaction	-	559,073
Proceeds from issuance of common stock under private placement transactions	36,900,000	42,350,000
Proceeds from convertible promissory notes	-	3,000,000
Net cash provided by financing activities	36,900,000	45,909,073

Effect of exchange rate changes on cash and cash equivalents	(3,561,043)	(1,407,011)

Net (decrease)/increase in cash and cash equivalents	(1,260,658)	385,724
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$255,700	$1,278,781

Supplemental Cash Flow Information
Cash paid for interest expenses	$899	$39,399

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stocks in connection with conversion of convertible promissory notes	$600,000	$3,340,215

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

Name	Background	Ownership
HC High Summit Holding Limited (“HC High BVI”)	A BVI company Incorporated on March 22, 2018 A holding company	100% owned by the Company

TD Internet of Things Technology Company Limited (“TD Internet Technology”) (Formerly Named: Tongdow Block Chain Information Technology Company Limited)	A Hong Kong company Incorporated on February 14, 2020 A holding company	100% owned by HC High BVI

Hainan Baiyu Cross-border E-commerce Co., Ltd. (“Hainan Baiyu”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	WFOE, 100% owned by Tongdow HK

Zhong Hui Dao Ming Investment Management Limited (“ZHDM HK”)	A Hong Kong company Incorporated on June 19, 2002 A holding company	100% owned by HC High BVI

Hong Kong Tongyuan Energy Storage Smart Electric Co., Ltd (“Tongdow HK”) (Formerly Named: Tongdow E-trade Limited)	A Hong Kong company Incorporated on November 25, 2010 A holding company	100% owned by HC High BVI

Shanghai Jianchi Supply Chain Co., Ltd. (“Shanghai Jianchi”)	A PRC company and deemed a wholly foreign owned enterprise (“WFOE”) Incorporated on April 2, 2020 Registered capital of $10 million A holding company	WFOE, 100% owned by TD Internet Technology

Tongdow (Hainan) Data Technology Co., Ltd. (“Tondow Hainan”)	A PRC limited liability company Incorporated on July 16, 2020 Registered capital of $1,417,736 (RMB10 million)	A wholly owned subsidiary of Shanghai Jianchi

Hainan Jianchi Import and Export Co., Ltd. (“Hainan Jianchi”)	A PRC limited liability company Incorporated on December 21, 2020 Registered capital of $7,632,772 (RMB50 million) with registered capital of $0 (RMB0) paid-up	A wholly owned subsidiary of Shanghai Jianchi

Shenzhen Baiyu Jucheng Data Techonology Co., Ltd. (“Shenzhen Baiyu Jucheng”)	A PRC limited liability company Incorporated on December 30, 2013 Registered capital of $1,417,736 (RMB10 million) with registered capital fully paid-up	VIE of Hao Limo Technology (Beijing) Co., Ltd. before June 25, 2020, and a wholly owned subsidiary of Shanghai Jianchi

Shenzhen Qianhai Baiyu Supply Chain Co., Ltd. (“Qianhai Baiyu”)	A PRC limited liability company Incorporated on August 17, 2016 Registered capital of $4,523,857 (RMB30 million) with registered capital of $736,506 (RMB5 million) paid-up	A wholly owned subsidiary of Shenzhen Baiyu Jucheng

Shenzhen Tongdow Internet Technology Co., Ltd. (“Shenzhen Tongdow”)	A PRC limited liability company Incorporated on November 11, 2014 Registered capital of $1,628,320 (RMB10 million) with registered capital of $1,628,320 (RMB10 million) paid-up	VIE of Shenzhen Baiyu Jucheng

Yangzhou Baiyu Venture Capital Co. Ltd. (“Yangzhou Baiyu Venture”)	A PRC limited liability company Incorporated on April 19, 2021 Registered capital of $30 million with registered capital of $7 million paid-up	WFOE, 100% owned by Tongdow HK

Yangzhou Baiyu Cross-broder E-commerce Co., Ltd. (“Yangzhou Baiyu E-commerce”)	A PRC limited liability company Incorporated on May 14, 2021 Registered capital of $30 million (RMB200 million) with registered capital of $7 million (RMB48 million) paid-up	100% owned by Yangzhou Baiyu Venture

Zhejiang Baiyu Lightweight New Material Co., Ltd. (“Zhejiang Baiyu”)	A PRC limited liability company Incorporated on August 5, 2022 Registered capital of $1,483,569 (RMB10 million)	100% owned by Yangzhou Baiyu E-commerce

Baiyu International Supply Chain PTE. LTD	A Singapore company Incorporated on June 28, 2023	100% owned by HC High BVI

Beijing Baiyu Jucheng Technology Co., LTD	A PRC limited liability company Incorporated on January 19, 2024 Registered capital of $140,515 (RMB1 million)	100% owned by Qianhai Baiyu

Electra New Energy Vehicle Inc	A Delaware, USA corporation company incorporated on April 10, 2024	100% owned by HC High BVI

The following diagram illustrates our corporate structure as of June 30, 2024.

BAIYU Holdings, Inc.
100%
Electra New Energy Vehicle Inc.
60%
HC High Summit Holding Limited (BVI)
100%
BAIYU International Supply Chain PTE.LTD
100%
100%
TD Internet Of Things Technology Company Limited
同道物联网技術有限公司（HK）
Zhong Hui Dao Ming Investment Management Limited
中汇道明投资管理有限公司（HK）
100%
100%
Shanghai Jianchi Supply Chain Co., Ltd.
上海舰驰供应链有限公司（外商独资企业）
Hong Kong Tongyuan Energy Storage Smart Electric Co., Ltd.（HK）
香港通源储能智电有限公司
100%
Shenzhen Baiyu Jucheng Data Technology Co., Ltd.
深圳百誉巨成数据科技有限公司
100%
Hainan Baiyu Cross-border E-commerce Co., Ltd.
海南百誉跨境电商有限公司（外商独资企业）
100%
Yangzhou Baiyu Venture Capital Co., Ltd.
扬州百誉创业投资有限公司（外商独资企业）
100%
Shenzhen Qianhai Baiyu Supply Chain Co., Ltd.
深圳市前海百誉供应链有限公司
100%
Hainan Jianchi Import and Export Co., Ltd.
海南舰驰进出口有限公司
100%
Yangzhou Baiyu Cross-border E-commerce Co., Ltd.
扬州百誉跨境电商有限公司
100%
100%
Beijing Baiyu Jucheng Technology Co., Ltd.
北京百誉巨成科技有限公司
100%
Tongdow (Hainan) Data Technology Co. Ltd.
铜道（海南）数据科技有限公司
Zhejiang Baiyu Lightweight New Material Co., Ltd.
浙江百誉轻量化新材料有限公司
Contractual Arrangements
Shenzhen Tongdow Internet Technology Co., Ltd.(1)
深圳铜道网科技有限公司

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

The unaudited interim condensed consolidated financial information as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on March 22, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2024 and its unaudited condensed consolidated results of operations for the six months ended June 30, 2024 and 2023, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. Significant accounting estimates reflected in the financial statements include: (i) useful lives and residual value of long-lived assets; (ii) the impairment of long-lived assets and investments; (iii) the valuation allowance of deferred tax assets; (iv) estimates of allowance for doubtful accounts, including loans receivable from third parties and related parties; (v) valuation of Inventory; and (vi) contingencies and litigation.

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

In July 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance did not have a material impact on its financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-08: Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60). For annual and interim reporting periods, the amendments in this Update require that an entity, including an entity that is subject to industry-specific guidance, disclose the following information: (1) The name, cost basis, fair value, and number of units for each significant crypto asset holding and the aggregate fair values and cost bases of the crypto asset holdings that are not individually significant, (2) For crypto assets that are subject to contractual sale restrictions, the fair value of those crypto assets, the nature and remaining duration of the restriction(s), and the circumstances that could cause the restriction(s) to lapse.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	June 30, 2024	December 31, 2023
Loans receivable from third parties	$290,613,451	$240,430,865

As of June 30, 2024, the Company has fourteen loan agreements compared with thirteen loan agreements on December 31, 2023. The Company provided loans aggregating $101,532,798 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $50,733,018 during the six months ended June 30, 2024. These loans will mature from July 2024 through July 2025, and charge an interest rate of 10.95% per annum on these customers. The company has the right to pledge account receivable or inventory.

Interest income of $12,759,052 and $9,357,015 was accrued for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded an interest receivable of $6,860,251 and $5,931,541 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Aluminum ingots	$-	$259,806
Inventories, net	$-	$259,806

For the six months ended June 30, 2024, the Company did not accrue or charge back any impairment as the impaired inventories have been sold.

5. OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Other current assets:
Deposit	$36,162	$35,888
Interest receivables	6,860,251	5,931,541
Prepayments	9,513,317	4,089,210
Others	77,617	78,190
Total	$16,487,347	$10,134,829

6. PLANT AND EQUIPMENT, NET

	June 30, 2024	December 31, 2023
Cost:
Office equipment	$43,732	$43,999
Accumulated depreciation:
Office equipment	$(17,921)	$(11,909)
Plant and equipment, net	$25,811	$32,090

Depreciation expense was $6,105, and currency translation difference was negative $93 for the six months ended June 30, 2024. Depreciation expense was $3,049, and currency translation difference was $228 for the six months ended June 30, 2023.

7. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2024, and years ended December 31, 2023 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(1,084,211)	(1,587,258)	(2,671,469)
Balance as of December 31, 2023	63,938,191	93,603,890	157,542,081
Foreign currency translation adjustments	$(395,644)	$(579,213)	$(974,857)
Balance as of June 30, 2024	63,542,547	93,024,677	156,567,224

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the six months ended June 30, 2024 and the year ended December 31, 2023.

8. INTANGIBLE ASSETS

	June 30, 2024	December 31, 2023
Customer relationships	$18,440,254	$18,555,071
Software copyright	46,725,039	47,015,968
Total	65,165,293	65,571,039

Less: accumulative amortization	(24,098,761)	(20,285,422)
Intangible assets, net	$41,066,532	$45,285,617

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

Amortization expense for the six months ended June 30, 2024 and 2023 was $3,980,926 and $4,051,246, respectively. The currency translation difference was negative $167,587 and $620,667 for the six months ended June 30, 2024 and 2023, respectively.

No impairment loss was made against the intangible assets during the six months ended June 30, 2024.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending June 30, 2024:	Amount
current year	$3,938,862
2025	7,877,726
2026	7,877,726
2027	4,885,155
2028	4,209,463
Thereafter	12,277,600
Total:	$41,066,532

9. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of June 30, 2024 and December 31, 2023, bank loans consisted of the following:

	June 30, 2024	December 31, 2023
Short-term bank loans:
Loan from Baosheng County Bank	$982,208	$988,324
Loan from Bank of Communications	-	69,324
Total	$982,208	$1,057,648

In August 2022, Qianhai Baiyu entered into five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for a one-year term, maturing in August 2023. In August 2023, the company and the bank renewed the contract, extending the loan term to August 2024. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

In August 2023, Qianhai Baiyu entered into a loan agreement with the Bank of Communications, borrowing a total of RMB 0.49 million as one-year working capital. This loan carried a fixed interest rate of 4.15% per annum and was fully repaid on April 2, 2024.

10. LEASES

The Company leases an office space under non-cancelable operating leases, with a term of 24 months. The Company considers renewal or termination options that are reasonably certain to be exercised when determining the lease term and the initial measurement of right of use assets and lease liabilities. The amortization of right of use assets for lease payment is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is, or contains, a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	June 30, 2024	December 31, 2023

Right-of-use assets, net	$37,663	$83,375

Lease Liabilities-current	$39,616	$86,691
Total	$39,616	$86,691

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of June 30, 2024:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)
Weighted average discount rate	4.75%

For the six months ended June 30, 2024 and 2023, the Company charged total amortization of right-of-use assets of $143,121 and $61,140 respectively. For the three months ended June 30, 2024 and 2023, the Company charged total amortization of right-of-use assets of $98,364 and $30,294 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of June 30, 2024:

Period ended June 30, 2024:	Amount
current year	$41,170
Total lease payments	41,170
Less: imputed interest	1,554
Present value of lease liabilities	39,616

11. OTHER CURRENT LIABILITIES

	June 30, 2024	December 31, 2023
Accrued payroll and benefit	$1,827,921	$3,210,615
Other tax payable	8,437,748	3,352,643
Accrued expenses	301,809	14,949
Others	142	142
Total	$10,567,620	$6,578,349

12. CONVERTIBLE PROMISSORY NOTES

	June 30, 2024	December 31, 2023
Convertible promissory notes – principal	$2,443,358	$3,043,358
Convertible promissory notes – discount	-	(159,219)
Convertible promissory notes – interest	1,615,911	1,400,483
Convertible promissory notes, net	$4,059,269	$4,284,622

On May 6, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC (“Streeterville”), a Utah limited liability company, pursuant to which the Company issued Streeterville a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated May 10, 2022, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement dated as of May 6, 2022 by and between the Company and Streeterville, pursuant to which the Company issued the note dated as of May 6, 2022 to Streeterville and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled a convertible promissory note of $375,000 on November 16, 2022, and issued 445,749 shares of the Company’s Common Stock on November 17, 2022. The Company settled convertible promissory notes of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, $125,000 on March 24, 2023,$150,000 on September 14, 2023, $200,000 on October 7, 2023 and $175,000 on November 8, 2023, respectively, and issued 4,719, 4,688, 4,102, 5,860, 5,591, 2,913, 3,496, 131,585 and 115,137 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, March 29, 2023, September 14, 2023, October 7, 2023 and November 8, 2023, respectively for the year ended December 31, 2023.

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville, pursuant to which the Company issued Streeterville a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Streeterville, pursuant to which the Company issued an unsecured convertible promissory to Streeterville; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024 and $150,000 on April 18, 2024, respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024 and April 23, 2024, respectively, for the six months ended June 30, 2024.

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

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the year ended December 31, 2023, the Company recognized the amortization of beneficial conversion feature $218,750 and $820,448 to profit with respect to these two unsettled convertible promissory notes. For the six months ended June 30, 2024, the Company has recognized the amortization of beneficial conversion feature of $nil and $92,552 to profit for the above two unsettled convertible promissory notes.

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

Solely for accounting purposes, the number of shares and the purchase price per share discussed above have been retroactively restated to reflect the reverse stock split. Please refer to “Note 13 - Reverse Stock Split of Common Stock” for further details.

On June 7, 2024, the Company entered into a certain securities purchase agreement with certain purchasers who are non-U.S. Persons (as defined in Regulation S under the Securities Act of 1933, as amended), pursuant to which the Company agreed to sell an aggregate of 30,000,000 shares of its common stock, at a purchase price of $1.23 per share (“June 2024 PIPE”). The gross proceeds to the Company from the June 2024 PIPE were $36.90 million.

Settlement and Restated Common Stock Purchase Agreement

On December 12, 2022, the Company entered into a Settlement and Restated Common Stock Purchase Agreement (the “Restated Agreement”) with White Lion Capital, LLC (the “Investor”). Pursuant to the Restated Agreement, in consideration for the Investor’s execution and delivery of, and performance under the Restated Agreement, the Company agreed to issue to the Investor 6,000 unregistered shares of Common Stock within five business days of execution of the Restated Agreement. In addition, within thirty days of the execution of the Restated Agreement, the Company shall deliver to the Investor a purchase notice for 9,786 shares of Common Stock (the “First Purchase Notice”) at a purchase price of 80% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s Common Stock during the valuation period as defined in the Restated Agreement (the “Purchase Price”). Within thirty days of the closing of the First Purchase Notice, the Company shall deliver to the Investor a purchase notice for 4,000 purchase notice shares (the “Second Purchase Notice”) at the Purchase Price. Between the closing date of the Second Purchase Notice and the period ending on the earlier of (i) June 30, 2023 or (ii) the date on which the Investor shall have purchased an aggregate of 57,786 purchase notice shares, the Company shall have the right, but not the obligation, to direct the Investor to purchase up to 38,000 purchase notice shares at which (i) the first 12,000 purchase notice shares shall be at the Purchase Price and (ii) any remaining purchase notice shares shall be at a purchase price of 85% of the lowest daily VWAP of the Company’s Common Stock during the valuation period as defined in the Restated Agreement.

According to the agreement, the company has issued 9,569 and 4,000 shares of common stock on January 20,2023 and February 1, 2023, and received proceeds of $400,182 and $158,891 in January 2023 and February 2023.

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

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024 and $150,000 on April 18,2024 respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024 and, April 23, 2024 respectively, for the six months ended June 30, 2024.

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

Common stocks issued for exercise of warrants by holders of warrants

Warrants

A summary of warrants activity for the six months ended June 30, 2024 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2023	77,093	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	$-	-
Balance of warrants outstanding as of June 30, 2024	77,093	3.70 years	$7.15	-

As of June 30, 2024, the Company had 77,093 shares of warrants, among which 1,093 shares of warrants were issued to two individuals in private placements, and 76,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 76,000 shares of warrants, the Company issued warrants to investors to purchase a total of 76,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $28.75 per share.

The Warrants ended on June 30, 2024 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

14. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of June 30, 2024, the principal amount and interest expense of convertible promissory notes are $2,443,358 and $1,615,911. Total obligations of $4,059,269 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the six months ended June 30, 2024 and 2023 respectively:

	For the Six Months Ended June 30,
	2024	2023
Net income (loss)	$4,579,587	$(4,386,953)

Weighted Average Shares Outstanding-Basic	11,075,356	2,852,534
Weighted Average Shares Outstanding-Diluted	15,565,698	3,083,097
Net income (loss) per share - basic and diluted
Net income (loss) per share – basic	$0.41	$(1.54)
Net income (loss) per share – diluted	$0.29	$(1.42)

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits and measures the unrecognized benefits associated with the tax positions. For the six months ended June 30, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of June 30, 2024 and December 31, 2023, the Company had deferred tax assets of $11,533,831 and $11,294,960, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of June 30, 2024 and December 31, 2023.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the six months ended June 30, 2024 and 2023, the Company had current income tax expenses of $2,327,420 and $2,221,713, respectively, and deferred income tax expense of $374,931 and benefit of $384,454 in the connection of intangible assets generated from acquisitions.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of June 30, 2024 and December 31, 2023, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays a role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by TD E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Ningbo Xinwurong Supply Chain Management Co., Ltd. (Formerly named: Tongdow (Zhejiang) Supply Chain Management Co., Ltd.) (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co., Ltd. (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd. (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of BAIYU Holdings Inc.

2)	Balances with related parties

-	Due to related party

	June 30, 2024	December 31, 2023
TD E-commerce	$37,885,166	$38,121,056
Total due to related party	$37,885,166	$38,121,056

The amount due to related parties are non-trade in nature, unsecured, non-interest bearing and are not expected to be repaid in the next six months.

17. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a Non-cancellable operating leases

The following table sets forth our contractual obligations as of June 30, 2024:

	Payment due by June 30
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreements	$4,092	$4,092	$-	$-

2)	Contingencies

None.

18. Risks and uncertainties

(1) Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of June 30, 2024, approximately $21,511 was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	December 31,
	2024	2023
Balance sheet items, except for equity accounts	7.1268	7.0827

	For the six months ended June 30,
	2024	2023
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	7.1051	6.8476

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

19. SUBSEQUENT EVENTS

The Company has reviewed its operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2024, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after June 30, 2024 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of June 30, 2024, the Company had two business lines, which are the commodities trading business and supply chain management services.

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

For the six months ended June 30, 2024, the Company recorded revenue of $54,552,223 from its commodities trading business and $2,811 from its supply chain management services, respectively.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the six months ended June 30, 2024, the Company generated revenue from supply chain management services of $2,811 from three third-party customers, compared with a commodity distribution services revenue of $35,407 with four third-party customers for the same period in 2023.

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

We commenced our commodities trading business in late November 2019. Over the past five years, we have expanded our operations and diversified our product offerings. Our future success depends on our ability to sustain growth and maintain profitability. Our limited operating history makes it difficult to evaluate our business and future prospects. Our future prospects may face risks and challenges typically encountered by a company with a limited operating history in an emerging and rapidly evolving industry, including, among other things,

●	Profitability: Maintaining and enhancing our profitability through efficient operations and cost management;

●	Competitive Position: Strengthening our competitive position in the commodities trading industry in China by leveraging our established networks and market knowledge.

●	Strategic Implementation: Effectively implementing our growth strategies and adapting to market competition and customer preferences, including potential expansion into new geographical markets.; and

●	Human Resources: Successfully recruiting, training, and retaining qualified managerial and other personnel to support our growth and operational needs.

Our business requires a significant amount of capital, particularly for the purchase of bulk commodities and expansion into new markets where we currently do not have operations. We continue to seek opportunities to optimize our operations, improve financial performance, and manage risks associated with our business.

Results of Operations

Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues
- Sales of commodity products – third parties	$26,462,542	$34,483,239	$(8,020,697)	(23)%
- Supply chain management services	345	29,057	(28,712)	(99)%
Total Revenues	26,462,887	34,512,296	(8,049,409)	(23)%

Cost of revenues
- Commodity product sales – third parties	(26,491,421)	(34,537,021)	8,045,600	(23)%
- Supply chain management services	-	(23,343)	23,343	(100)%
Total operating cost	(26,491,421)	(34,560,364)	8,068,943	(23)%

Gross loss	(28,534)	(48,068)	19,534	(41)%

Operating expenses
Selling, general, and administrative expenses	(2,363,888)	(8,330,851)	5,966,963	(72)%
Total operating expenses	(2,363,888)	(8,330,851)	5,966,963	(72)%

Other income, net
Interest income	6,489,635	4,908,288	1,581,347	32%
Interest expenses	(108,160)	(113,235)	5,075	(4)%
Amortization of beneficial conversion feature relating to convertible promissory notes	-	(264,390)	264,390	(100)%
Other loss, net	(28,631)	(5,620)	(23,011)	409%
Total other income, net	6,352,844	4,525,043	1,827,801	40%

Net income (loss) before income taxes	3,960,422	(3,853,876)	7,814,298	203%

Income tax expenses	(1,379,637)	(984,354)	(395,283)	40%
Net income (loss)	$2,580,785	$(4,838,230)	$7,419,015	153%

Revenue

For the three months ended June 30, 2024, we generated revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $8,049,409 or 23%, from $34,512,296 for the three months ended June 30, 2023 to $26,462,887 for the three months ended June 30, 2024, among which revenue from commodity trading and supply chain management accounted for 99.99% and 0.01% of our total revenue for the three months ended June 30, 2024. For the three months ended June 30, 2023, revenue from commodity trading and supply chain management accounted for 99.90% and 0.10% of our total revenue for the three months ended June 30, 2023. The decrease was mainly affected by the market environment: the industry was in a situation of both weak supply and weak demand, and the internal competition was also fierce.

(1)	Revenue from sales of commodity products

For the three months ended June 30, 2024, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2023, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $26,462,542 from sales of commodity products for the three months ended June 30, 2024 compared with $34,483,239 for the three months ended June 30, 2023, with a decrease of $8,020,697 or 23%. The decrease of revenue from sales of commodity products is mainly due to the decrease in the average unit sales price of zinc ingots from $3.23 per kilogram for the three months ended June 30, 2023 to $2.59 per kilogram for the three months ended June 30, 2024. And based on a downward trend in FY2024, the annual consumption of zinc plating in China is declining year by year.

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

For the three months ended June 30, 2024, the Company recorded revenue of $345 from supply chain management services to third-party customers, compared with $29,057 to third-party customers for the same period in 2023. The decrease in revenue from sales of commodity products is mainly due to the downsizing of the zinc plating market, coupled with a reduction in customers amid fierce competition.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue decreased by $8,068,943 or 23% from $34,560,364 for the three months ended June 30, 2023 to $26,491,421 for the three months ended June 30, 2024. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products. For the three months ended June 30, 2024, the Company purchased non-ferrous metal products of $26,491,421 from 11 third-party vendors compared with $34,537,021 from 11 third-party vendors for the three months ended June 30, 2023, mainly because the industry was in a situation of weak supply.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $8,330,851 for the three months ended June 30, 2023 to $2,363,888 for the three months ended June 30, 2024, representing a decrease of $5,966,963, or 72%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The decrease was mainly attributable to stock-based compensation expenses of $5,698,000 resulting from the issuance a total of 11,000,000 shares of common stock to service providers for the three months ended June 30, 2023 in comparison to zero in such expenses for the three months ended June 30, 2024.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended June 30, 2024, interest income was $6,489,635 representing an increase of $1,581,347, or 32% from $4,908,288 for the three months ended June 30, 2023. The increase was due to the growth of loans made to third party vendors for the three months ended June 30, 2024. The balance of loan receivables was $290.61 million as of June 30, 2024 which was $50.18 million higher than that as of June 30, 2023.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the three months ended June 30, 2024, the item represented the amortization of beneficial conversion feature of nil relating to the convertible promissory notes.

For the three months ended June 30, 2023, the item represented the amortization of beneficial conversion feature of $264,390 relating to the convertible promissory notes.

Net income (loss)

As a result of the foregoing, net income for the three months ended June 30, 2024 was $2,580,785, representing an increase of $7,419,015 from net loss of $4,838,230 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues
- Sales of commodity products – third parties	$54,552,223	$69,054,527	$(14,502,304)	(21)%
- Supply chain management services	2,811	35,407	(32,596)	(92)%
Total Revenues	54,555,034	69,089,934	(14,534,900)	(21)%

Cost of revenues
- Commodity product sales – third parties	(54,636,244)	(69,190,260)	14,554,016	(21)%
- Supply chain management services	(16)	(23,383)	23,367	(100)%
Total operating cost	(54,636,260)	(69,213,643)	14,577,383	(21)%

Gross loss	(81,226)	(123,709)	42,483	(34)%

Operating expenses
Selling, general, and administrative expenses	(5,071,071)	(11,073,912)	6,002,841	(54)%
Total operating expenses	(5,071,071)	(11,073,912)	6,002,841	(54)%

Other income, net
Interest income	12,759,098	9,357,288	3,401,810	36%
Interest expenses	(229,598)	(223,222)	(6,376)	3%
Amortization of beneficial conversion feature relating to convertible promissory notes	(92,552)	(485,042)	392,490	(81)%
Other loss, net	(2,713)	(1,097)	(1,616)	147%
Total other income, net	12,434,235	8,647,927	3,786,308	44%

Net income (loss) before income taxes	7,281,938	(2,549,694)	9,831,632	386%

Income tax expenses	(2,702,351)	(1,837,259)	(865,092)	47%
Net income (loss)	$4,579,587	$(4,386,953)	$8,966,540	204%

Revenue

For the six months ended June 30, 2024, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $14,534,900 or 21%, from $69,089,934 for the six months ended June 30, 2023 to $54,555,034 for the six months ended June 30, 2024, among which revenue from sales of commodity products and supply chain management accounted for 99.99% and 0.01%, respectively. The decrease was mainly affected by the market environment: the industry was in a situation of both weak supply and weak demand, and the internal competition was also fierce.

(1)	Revenue from sales of commodity products

For the six months ended June 30, 2024, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2023, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $54,552,223 from sales of commodity products for the six months ended June 30, 2024 compared with $69,054,527 for the six months ended June 30, 2023, with a decrease of $14,502,304 or 21%. The decrease of revenue from sales of commodity products is mainly due to the decrease in the average unit sales price of zinc ingots from $3.32 per kilogram for the six months ended June 30, 2023 to $2.76 per kilogram for the six months ended June 30, 2024. And based on a downward trend in FY2024, the annual consumption of zinc plating in China is declining year by year.

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

For the six months ended June 30, 2024, the Company recorded revenue of $2,811 from supply chain management services to third-party customers compared with $35,407 to third-party customers for the same period in 2023. The decrease in revenue from sales of commodity products is mainly due to the downsizing of the zinc plating market, as well as less customers in the fierce competition.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue decreased by $14,577,383 or 21% from $69,213,643 for the six months ended June 30, 2023 to $54,636,260 for the six months ended June 30, 2024. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the six months ended June 30, 2024, the Company purchased non-ferrous metal products of $54,636,244 from 11 third-party vendors compared with $69,190,260 from 11 third-party vendors for the six months ended June 30, 2023.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $11,073,912 for the six months ended June 30, 2023 to $5,071,071 for the six months ended June 30, 2024, representing a decrease of $6,002,841, or 54%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The decrease was mainly attributable to stock-based compensation expenses of $5,698,000 resulting from the issuance a total of 11,000,000 shares of common stock to service providers for the six months ended June 30, 2023 in comparison to zero in such expenses for the six months ended June 30, 2024.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the six months ended June 30, 2024, interest income was $12,759,098 representing an increase of $3,401,810, or 36% from $9,357,288 for the six months ended June 30, 2023. The increase was due to the growth of loans made to third party vendors for the six months ended June 30, 2024.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the six months ended June 30, 2024, the item represented the amortization of beneficial conversion feature of $92,552 relating to the convertible promissory notes.

For the six months ended June 30, 2023, the item represented the amortization of beneficial conversion feature of $485,042 relating to the convertible promissory notes.

Net income (loss)

As a result of the foregoing, net income for the six months ended June 30, 2024 was $ 4,579,587, representing an increase of $8,966,540 from negative $4,386,953 for the six months ended June 30, 2023.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2024, the Company reported cash outflows of $34,598,947 from operating activities. As of June 30, 2024, the Company has working capital of approximately $261.97 million.

During the six months ended June 30, 2024, the cash used in investing activities was $668.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodities trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the six months ended June 30, 2024 and 2023, respectively:

	For the six months Ended June 30,
	2024	2023
Net Cash (Used in)/Provided by Operating Activities	$(34,598,947)	$7,181,538
Net Cash Used in Investing Activities	(668)	(51,297,876)
Net Cash Provided by Financing Activities	36,900,000	45,909,073
Effect of exchange rate changes on cash and cash equivalents	(3,561,043)	(1,407,011)
Net (decrease)/increase in cash and cash equivalents	(1,260,658)	385,724
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$255,700	$1,278,781

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, we had a cash outflow from operating activities of $34,598,947, a decrease of $41,780,485 from a cash inflow of $7,181,538 for the six months ended June 30, 2023. We incurred a net income for the six months ended June 30, 2024 of $4,579,587, an increase of $8,966,540 from the six months ended June 30, 2023, during which we recorded a net loss of $4,386,953.

In addition to the change in profitability, the increase in net cash used in operating activities was the result of several factors, including:

●	Non-cash effects adjustments include amortization of beneficial conversion feature of convertible promissory notes of $92,552, amortization of intangible assets of $3,980,926, accrual convertible interest expense of $215,428 and amortization of discount on convertible promissory notes of $66,667.

●	An increase of $7,010,798 of advances from customers due to increase of revenue.

●	A decrease of $5,424,107 of advances to suppliers due to increase of purchase.

●	A decrease of $50,799,780 of loan receivables due to increase of funds lending to upstream industries.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $668 as compared to net cash used in investing activities of $51,297,876 for the six months ended June 30, 2023.

The cash used in investing activities for the six months ended June 30, 2023 was mainly for the loans disbursed to third parties of $122,487,487, partly offset by the collected loans from third partis of $71,203,793.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2024, the cash provided by financing activities was mainly attributable to cash raised of $36,900,000 from the issuance of 30,000 shares of common stock.

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

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Contractual Obligations

As of June 30, 2024, the Company had one lease arrangement with an unrelated third party. The lease term is 24 months, which will expire in November 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$4,092	$4,092	$-	$-
Total	$4,092	$4,092	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2024.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of June 30, 2024 includes:

●	our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of the U.S. GAAP and the SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements.

●	our lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP. Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other deficiencies in our internal control over financial reporting. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional deficiencies may have been identified.

Following the identification of the material weaknesses and control deficiencies, we have taken the following remedial measures: engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

We plan to take additional remedial measures, including (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, respectively, and issued 148,399, 147,824, 147,475, 292,987, and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, and March 2, 2023, respectively for the three months ended June 30, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, and March 29, 2023, respectively for the three months ended June 30, 2023.

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024, and $150,000 on April 18, 2024 respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024 and April 23, 2024, respectively, for the six months ended June 30, 2024.

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

BAIYU HOLDINGS, INC.

Date: August 12, 2024	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wenhao Cui
	Name:	Wenhao Cui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)