Form 10-Q
period 2024-09-30
BAIYU Holdings, Inc.
filed 2024-11-13
CIK 1556266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-36055

BAIYU HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4077653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3707. Jingji Binhe Times Building, Binhe Avenue, Futian District Shenzhen, Guangdong, PRC	518000
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2024, 49,945,235 shares of the Company’s Common Stock, $0.001 par value per share, were issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and December 31, 2023

(Expressed in U.S. dollars, except for the number of shares)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$327,318	$1,516,358
Loans receivable from third parties	301,335,694	240,430,865
Inventories, net	278,129	259,806
Other current asset	13,071,773	10,134,829
Total current assets	315,012,914	252,341,858

Non-Current Assets
Plant and equipment, net	23,250	32,090
Goodwill	159,003,547	157,542,081
Intangible assets, net	39,705,485	45,285,617
Right-of-use assets, net	15,300	83,375
Total non-current assets	198,747,582	202,943,163

Total Assets	$513,760,496	$455,285,021

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	603	-
Bank borrowings	997,492	1,057,648
Third party loans payable	499,019	476,627
Contract liabilities	5,227,543	3,090,201
Income tax payable	21,319,296	16,187,826
Lease liabilities	16,186	86,691
Other current liabilities	7,837,297	6,578,349
Convertible promissory notes	4,168,304	4,284,622
Total current liabilities	40,065,740	31,761,964

Non-Current Liabilities
Deferred tax liabilities	1,708,224	2,256,696
Due to related parties	38,474,692	38,121,056
Total non-current liabilities	40,182,916	40,377,752
Total liabilities	80,248,656	72,139,716

Commitments and Contingencies (Note 17)

Equity
Common stock (par value $0.001 per share, 600,000,000 shares authorized; 49,945,235 and 19,335,220 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)*	49,945	19,335
Additional paid-in capital	476,450,077	438,980,687
Statutory surplus reserve	2,602,667	2,602,667
Accumulated deficit	(30,641,615)	(39,520,164)
Accumulated other comprehensive loss	(11,031,061)	(16,144,752)
Total BAIYU Shareholders’ Equity	437,430,013	385,937,773

Non-controlling interest	(3,918,173)	(2,792,468)
Total Equity	433,511,840	383,145,305
Total Liabilities and Equity	$513,760,496	$455,285,021

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
- Sales of commodity products – third parties	$37,162,036	$33,883,096	$91,714,259	$102,937,623
- Supply chain management services – third parties	-	28,630	2,811	64,037
Total revenue	37,162,036	33,911,726	91,717,070	103,001,660

Cost of revenues
- Commodity product sales-third parties	(37,220,150)	(33,916,806)	(91,856,394)	(103,107,066)
- Supply chain management services-third parties	-	(18,157)	(16)	(41,540)
Total operating costs	(37,220,150)	(33,934,963)	(91,856,410)	(103,148,606)

Gross loss	(58,114)	(23,237)	(139,340)	(146,946)

Operating expenses
Selling, general, and administrative expenses	(2,416,176)	(3,034,313)	(7,487,247)	(14,108,225)
Total operating expenses	(2,416,176)	(3,034,313)	(7,487,247)	(14,108,225)

Net Operating Loss	(2,474,290)	(3,057,550)	(7,626,587)	(14,255,171)

Other income (expenses), net
Interest income	7,354,682	5,124,728	20,113,780	14,482,016
Interest expenses	(115,082)	(129,716)	(344,680)	(352,938)
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	-	(228,250)	(92,552)	(713,292)
Other income, net	4,308	8,227	1,595	7,130
Total other income, net	7,243,908	4,774,989	19,678,143	13,422,916

Net income (loss) before income taxes	4,769,618	1,717,439	12,051,556	(832,255)

Income tax expenses	(1,596,361)	(1,037,781)	(4,298,712)	(2,875,040)

Net income (loss)	3,173,257	679,658	7,752,844	(3,707,295)
Less: Net loss attributable to non-controlling interests	(366,205)	(382,556)	(1,125,705)	(1,166,557)
Net income (loss) attributable to BAIYU Holdings, Inc.’s Stockholders’	3,539,462	1,062,214	8,878,549	(2,540,738)

Comprehensive income (loss)
Net income (loss)	3,173,257	679,658	7,752,844	(3,707,295)
Foreign currency translation adjustments	10,429,678	2,156,075	5,113,691	(12,025,878)
Comprehensive income (loss)	$13,602,935	$2,835,733	$12,866,535	$(15,733,173)

Less: Total comprehensive loss attributable to non-controlling interests	(366,205)	(382,556)	(1,125,705)	(1,166,557)
Comprehensive income (loss) attributable to BAIYU Holdings, Inc.’s Stockholders	$13,969,140	$3,218,289	$13,992,240	$(14,566,616)

Income (loss) per share - basic and diluted
Continuing Operation- income (loss) per share – basic*	$0.08	$0.23	$0.47	$(1.21)
Continuing Operation- income (loss) per share –diluted*	$0.07	$0.17	$0.35	$(0.93)
Weighted Average Shares Outstanding-Basic*	38,782,001	3,016,281	16,671,646	3,074,862
Weighted Average Shares Outstanding- Diluted*	44,146,337	3,948,068	22,035,982	4,006,649

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	capital	Deficit	Reserve	Income (loss)	interests	Equity
Balance as of December 31, 2022	2,134,842	$2,135	$344,400,599	$(38,800,375)	2,602,667	$(8,984,925)	$(1,245,932)	$297,974,169
Issuance of common stocks in connection with private placements	1,260,000	1,260	52,148,740	-	-	-	-	52,150,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	124,427	124	2,877,091	-	-	-	-	2,877,215
Issuance of common stocks pursuant to ATM transaction	13,786	14	559,059	-	-	-	-	559,073
Issuance of common stock pursuant to stock incentive stock plan	220,000	220	5,697,780	-	-	-	-	5,698,000
Beneficial conversion feature relating to issuance of convertible promissory notes	-	-	913,000	-	-	-	-	913,000
Net loss	-	-	-	(2,540,738)	-	-	(1,166,557)	(3,707,295)
Foreign currency translation adjustments	-	-	-	-	-	(12,025,878)		(12,025,878)
Balance as of September 30, 2023	3,753,055	$3,753	$406,596,269	$(41,341,113)	2,602,667	$(21,010,803)	$(2,412,489)	$344,438,284

Balance as of December 31, 2023	19,335,220	$19,335	$438,980,687	$(39,520,164)	2,602,667	$(16,144,752)	$(2,792,468)	$383,145,305
Issuance of common stocks in connection with private placements	30,000,000	30,000	36,870,000	-	-	-	-	36,900,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	610,015	610	599,390	-	-	-	-	600,000
Net income (loss)	-	-	-	8,878,549	-	-	(1,125,705)	7,752,844
Foreign currency translation adjustments	-	-	-	-	-	5,113,691	-	5,113,691
Balance as of September 30, 2024	49,945,235	$49,945	$476,450,077	$(30,641,615)	2,602,667	$(11,031,061)	$(3,918,173)	$433,511,840

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid-in	Accumulated	Surplus	Accumulated other comprehensive	Non- controlling	Total
	Shares	Amount	capital	Deficit	Reserve	Income (loss)	interests	Equity
Balance as of June 30, 2023	3,128,149	$3,128	$396,346,894	$(42,403,327)	2,602,667	$(23,166,878)	$(2,029,933)	$331,352,551
Issuance of common stocks in connection with private placements (in Shares)	560,000	560	9,799,440	-	-	-	-	9,800,000
Issuance of common stocks pursuant to exercise of convertible promissory notes	64,906	65	449,935	-	-	-	-	450,000
Net income (loss)	-	-	-	1,062,214	-	-	(382,556)	679,658
Foreign currency translation adjustments	-	-	-	-	-	2,156,075	-	2,156,075
Balance as of September 30, 2023	3,753,055	$3,753	$406,596,269	$(41,341,113)	2,602,667	$(21,010,803)	$(2,412,489)	$344,438,284

Balance as of June 30, 2024	49,945,235	$49,945	$476,450,077	$(34,181,077)	2,602,667	$(21,460,739)	$(3,551,968)	$419,908,905
Net income (loss)	-	-	-	3,539,462	-	-	(366,205)	3,173,257
Foreign currency translation adjustments	-	-	-	-	-	10,429,678	-	10,429,678
Balance as of September 30, 2024	49,945,235	$49,945	$476,450,077	$(30,641,615)	2,602,667	$(11,031,061)	$(3,918,173)	$433,511,840

*	On October 30, 2023, the Company completed a 50:1 reverse stock split of our common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the reverse stock split. See Note 13 - Reverse stock split of common stock.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BAIYU HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Expressed in U.S. dollar)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$7,752,844	$(3,707,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of plant and equipment	9,488	6,289
Amortization of intangible assets	6,634,441	6,002,628
Amortization of right of use assets	68,075	88,416
Amortization of discount on convertible promissory notes	66,667	200,000
Amortization of beneficial conversion feature relating to issuance of convertible promissory notes	92,552	713,292
Interest expense for convertible promissory notes	324,463	245,506
Deferred tax liabilities	(548,472)	(569,635)
Share-based payment stock to service providers	-	5,698,000
Inventories impairment	-	(16,818)
Inventories	(18,323)	195,620
Loans receivable from third parties	(58,674,429)	-
Other current assets	(140,962)	(9,754,421)
Prepayments	(639,788)	(3,297,177)
Contract liabilities	2,137,342	2,747,384
Due from third parties	(2,150,700)	(275,930)
Due from related parties	353,636	(1,963,576)
Accounts payable	603	425,930
Income tax payable	5,131,470	3,444,639
Other current liabilities	1,258,948	941,335
Lease liabilities	(70,505)	(88,281)
Due to third party loans payable	22,392	17,913
Net cash (used in)/provided by operating activities	(38,390,258)	1,053,819
Cash Flows from Investing Activities:
Purchases of plant and equipment	-	(34,733)
Payment made on loans to third parties	-	(122,971,023)
Proceeds from loans of third parties	-	58,413,241
Investments in other investing activities	(5,494)	(58,950)
Net cash used in investing activities	(5,494)	(64,651,465)

Cash Flows from Financing Activities:
Repayments made on loans to third parties	-	69,995
Proceeds from issuance of common stock under ATM transaction	-	559,073
Proceeds from issuance of common stock under private placement transactions	36,900,000	42,350,000
Proceeds from convertible promissory notes	-	13,025,243
Net cash provided by financing activities	36,900,000	56,004,311

Effect of exchange rate changes on cash and cash equivalents	306,712	8,140,537

Net (decrease)/increase in cash and cash equivalents	(1,189,040)	547,202
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$327,318	$1,440,259

Supplemental Cash Flow Information
Cash paid for interest expenses	$809	$38,918

Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	-	58,617
Issuance of common stocks in connection with conversion of convertible promissory notes	$600,000	$13,590,215

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

The following diagram illustrates our corporate structure as of September 30, 2024.

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

The unaudited interim condensed consolidated financial information as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual condensed consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 previously filed with the SEC on March 22, 2024.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2024 and its unaudited condensed consolidated results of operations for the nine months ended September 30, 2024 and 2023, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future period.

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

3. LOANS RECEIVABLE FROM THIRD PARTIES

	September 30, 2024	December 31, 2023
Loans receivable from third parties	$301,335,694	$240,430,865

As of September 30, 2024, the Company has fourteen loan agreements compared with thirteen loan agreements on December 31, 2023. The Company provided loans aggregating $109,311,498 for the purpose of making use of idle cash and maintaining long-term customer relationship and collected $51,521,185 during the nine months ended September 30, 2024. These loans will mature from July 2024 through July 2025, and charge an interest rate of 10.95% per annum on these customers. The company has the right to pledge account receivable or inventory.

Interest income of $20,113,673 and $14,481,640 was accrued for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded an interest receivable of $8,194,485 and $5,931,541 as reflected under “other current assets” in the condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, there was no allowance recorded as the Company considers all of the loans receivable fully collectible.

4. INVENTORIES, NET

The Company’s inventories consist of aluminum ingots, etc., that were purchased from third parties for resale to third parties. Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Aluminum ingots	$278,129	$259,806
Inventories, net	$278,129	$259,806

For the nine months ended September 30, 2024, the Company did not accrue or charge back any impairment as the impaired inventories have been sold.

5. OTHER CURRENT ASSETS

	September 30, 2024	December 31, 2023
Other current assets:
Deposit	$40,608	$35,888
Interest receivables	8,194,485	5,931,541
Prepayments	4,728,998	4,089,210
Others	107,682	78,190
Total	$13,071,773	$10,134,829

6. PLANT AND EQUIPMENT, NET

	September 30, 2024	December 31, 2023
Cost:
Office equipment	$44,399	$43,999
Accumulated depreciation:
Office equipment	$(21,149)	$(11,909)
Plant and equipment, net	$23,250	$32,090

Depreciation expense was $9,488, and currency translation difference was negative $248 for the nine months ended September 30, 2024. Depreciation expense was $6,289, and currency translation difference was negative $231 for the nine months ended September 30, 2023.

7. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2024, and years ended December 31, 2023 were as follows:

	Acquisition of Qianhai Baiyu	Contractual arrangement with Tongdow Internet Technology	Total

Balance as of December 31, 2022	$65,022,402	$95,191,148	$160,213,550
Foreign currency translation adjustments	(1,084,211)	(1,587,258)	(2,671,469)
Balance as of December 31, 2023	63,938,191	93,603,890	157,542,081
Foreign currency translation adjustments	$593,134	$868,332	$1,461,466
Balance as of September 30, 2024	64,531,325	94,472,222	159,003,547

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed with the two-step goodwill impairment test. No impairment loss or other changes were recorded, except for the influence of foreign currency translation for the nine months ended September 30, 2024 and the year ended December 31, 2023.

8. INTANGIBLE ASSETS

	September 30, 2024	December 31, 2023
Customer relationships	$18,727,200	$18,555,071
Software copyright	47,452,121	47,015,968
Total	66,179,321	65,571,039

Less: accumulative amortization	(26,473,836)	(20,285,422)
Intangible assets, net	$39,705,485	$45,285,617

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

Amortization expense for the nine months ended September 30, 2024 and 2023 was $6,634,441 and $6,002,628, respectively. The currency translation difference was negative $446,027 and $514,654 for the nine months ended September 30, 2024 and 2023, respectively.

No impairment loss was made against the intangible assets during the nine months ended September 30, 2024.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Period ending September 30, 2024:	Amount
current year	$6,000,233
2025	8,000,310
2026	6,481,888
2027	4,616,921
2028	4,274,966
Thereafter	10,331,167
Total:	$39,705,485

9. BANK BORROWINGS

Bank borrowings represent the amounts due to Baosheng County Bank that are due within one year. As of September 30, 2024 and December 31, 2023, bank loans consisted of the following:

	September 30, 2024	December 31, 2023
Short-term bank loans:
Loan from Baosheng County Bank	$997,492	$988,324
Loan from Bank of Communications	-	69,324
Total	$997,492	$1,057,648

In August 2022, Qianhai Baiyu entered into five loan agreements with Baosheng County Bank to borrow a total amount of RMB7.0 million as working capital for a one-year term, maturing in August 2023. In August 2023, the company and the bank renewed the contract, extending the loan term to August 2025. The five loans bear a fixed interest rate of 7.8% per annum and are guaranteed by Shenzhen Herun Investment Co., Ltd, Li Hongbin and Wang Shuang.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental consolidated balance sheet information related to the operating lease was as follows:

	September 30, 2024	December 31, 2023

Right-of-use assets, net	$15,300	$83,375

Lease Liabilities-current	$16,186	$86,691
Total	$16,186	$86,691

The weighted average remaining lease terms and discount rates for the operating lease were as follows as of September 30, 2024:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)
Weighted average discount rate	4.75%

For the nine months ended September 30, 2024 and 2023, the Company charged total amortization of right-of-use assets of $68,075 and $88,416 respectively. For the three months ended September 30, 2024 and 2023, the Company charged total amortization of right-of-use assets of $22,355 and $7,737 respectively.

The following is a schedule, by fiscal quarter, of maturities of lease liabilities as of September 30, 2024:

Period ended September 30, 2024:	Amount
current year	$18,139
Total lease payments	18,139
Less: imputed interest	1,953
Present value of lease liabilities	16,186

11. OTHER CURRENT LIABILITIES

	September 30, 2024	December 31, 2023
Accrued payroll and benefit	$1,828,464	$3,210,615
Other tax payable	5,457,777	3,352,643
Accrued expenses	550,911	14,949
Others	145	142
Total	$7,837,297	$6,578,349

12. CONVERTIBLE PROMISSORY NOTES

	September 30, 2024	December 31, 2023
Convertible promissory notes – principal	$2,443,358	$3,043,358
Convertible promissory notes – discount	-	(159,219)
Convertible promissory notes – interest	1,724,946	1,400,483
Convertible promissory notes, net	$4,168,304	$4,284,622

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

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville, pursuant to which the Company issued Streeterville a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. By written consent dated March 6, 2023, as permitted by Section 228 of the Delaware General Corporation Law and Section 8 of Article II of our bylaws, the stockholders who have the authority to vote a majority of the outstanding shares of Common Stock approved the following corporate actions: (i) the entry into a purchase agreement, with terms substantially the same as the agreement attached in the aforesaid purchase agreement, by and between the Company and Streeterville, pursuant to which the Company issued an unsecured convertible promissory to Streeterville; and (ii) the issuance of shares of Common Stock in excess of 19.99% of the currently issued and outstanding shares of Common Stock of the Company upon the conversion of the note. The Company settled convertible promissory notes of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024 and $150,000 on April 18, 2024, respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024, and April 23, 2024, respectively, for the nine months ended September 30, 2024.

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

For the above two unsettled convertible promissory notes, upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Pursuant to the agreements, the Company shall recognize embedded beneficial conversion features three months after commitment date of $913,000 and $913,000 respectively. Beneficial conversion features have been recognized into discount on convertible promissory notes and additional paid-in capital and such discount will be amortized in 12 months until the notes will be settled. For the year ended December 31, 2023, the Company recognized the amortization of beneficial conversion feature $218,750 and $820,448 to profit with respect to these two unsettled convertible promissory notes. For the nine months ended September 30, 2024, the Company has recognized the amortization of beneficial conversion feature of $nil and $92,552 to profit for the above two unsettled convertible promissory notes.

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

Common stock issued pursuant to the conversion of convertible promissory notes

On March 13, 2023, the Company entered into a securities purchase agreement with Streeterville, pursuant to which the Company issued Streeterville a convertible promissory note in the original principal amount of $3,320,000, convertible into shares of Common Stock, $0.001 par value per share, of the Company, for $3,000,000 in gross proceeds. The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024 and $150,000 on April 18,2024 respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024, and April 23, 2024 respectively, for the nine months ended September 30, 2024.

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

Share Issuances to Service Providers

 For the nine months ended September 30, 2023, the Company issued under its 2023 Stock Incentive Plan a total of 220,000 shares of common stock to certain service providers, and recorded $5,698,000 in stock-based compensation expenses.

There were no issuances of securities from the 2023 Stock Incentive Plan for the nine months ended September 30, 2024 and as such, no stock-based compensation expense was recognized for the period.

Common stocks issued for exercise of warrants by holders of warrants

Warrants

A summary of warrants activity for the nine months ended September 30, 2024 was as follows:

	Number of shares	Weighted average life	Weighted average exercise price	Intrinsic Value

Balance of warrants outstanding as of December 31, 2023	77,093	3.70 years	$7.15	-
Granted	-	-	-	-
Exercised	-	-	$-	-
Balance of warrants outstanding as of September 30, 2024	77,093	3.70 years	$7.15	-

As of September 30, 2024, the Company had 77,093 shares of warrants, among which 1,093 shares of warrants were issued to two individuals in private placements, and 76,000 shares of warrants were issued in three private placements closed on September 22, 2021.

In connection with 76,000 shares of warrants, the Company issued warrants to investors to purchase a total of 76,000 ordinary shares with a warrant term of five (5) years. The warrants have an exercise price of $28.75 per share.

The Warrants ended on September 30, 2024 are subject to anti-dilution provisions to reflect stock dividends and splits or other similar transactions, but not as a result of future securities offerings at lower prices. The warrants did not meet the definition of liabilities or derivatives, and as such they are classified as equity.

14. INCOME PER SHARE

Basic income per share is computed by dividing the net profit or loss by the weighted average number of common shares outstanding during the period. As of September 30, 2024, the principal amount and interest expense of convertible promissory notes are $2,443,358 and $1,724,946. Total obligations of $4,168,304 may be dilutive common shares in the future.

The number of warrants is excluded from the computation as the anti-dilutive effect.

The following table sets forth the computation of basic and diluted loss per common share for the nine months ended September 30, 2024 and 2023 respectively:

	For the Nine Months Ended September 30,
	2024	2023
Net income (loss)	$7,752,844	$(3,707,295)

Weighted Average Shares Outstanding-Basic	16,671,646	3,074,862
Weighted Average Shares Outstanding-Diluted	22,035,982	4,006,649
Net income (loss) per share - basic and diluted
Net income (loss) per share – basic	$0.47	$(1.21)
Net income (loss) per share – diluted	$0.35	$(0.93)

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

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits and measures the unrecognized benefits associated with the tax positions. For the nine months ended September 30, 2024, the Company had no unrecognized tax benefits. Due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future income to realize the deferred tax assets for certain subsidiaries and a VIE. As of September 30, 2024 and December 31, 2023, the Company had deferred tax assets of $11,691,760 and $11,294,960, respectively. The Company maintains a full valuation allowance on its net deferred tax assets as of September 30, 2024 and December 31, 2023.

The Company does not anticipate any significant increase in its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

For the nine months ended September 30, 2024 and 2023, the Company had current income tax expenses of $3,744,060 and $3,444,639, respectively, and deferred income tax expense of $554,652 and benefit of $569,559 in the connection of intangible assets generated from acquisitions.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of September 30, 2024 and December 31, 2023, and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

16. RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Guangzhou Chengji Investment Development Co., Ltd. (“Guangzhou Chengji”)	Controlled by Mr. Weicheng Pan, who is a former independent director of the Company.
Yunfeihu International E-commerce Group Co., Ltd (“Yunfeihu”)	An affiliate of the Company, over which an immediate family member of Chief Executive Officer owns equity interest and plays the role of director and senior management
Shenzhen Tongdow International Trade Co., Ltd. (“TD International Trade”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Beijing Tongdow E-commerce Co., Ltd. (“Beijing TD”)	Wholly owned by TD E-commerce, which is controlled by an immediate family member of Chief Executive Officer of the Company
Shanghai Tongdow Supply Chain Management Co., Ltd. (“Shanghai TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Guangdong Tongdow Xinyi Cable New Material Co., Ltd. (“Guangdong TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yangzhou Lishunwu E-commerce Co., Ltd. (Formerly named: Yangzhou Tongdow E-commerce Co., Ltd.) (“Yangzhou TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Ningbo Xinwurong Supply Chain Management Co., Ltd. (Formerly named: Tongdow (Zhejiang) Supply Chain Management Co., Ltd.) (“Zhejiang TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Meifu Capital Co., Ltd. (“Shenzhen Meifu”)	Controlled by Chief Executive Officer of the Company
Shenzhen Tiantian Haodian Technology Co., Ltd. (“TTHD”)	Wholly owned by Shenzhen Meifu
Hainan Tongdow International Trade Co., Ltd. (“Hainan TD”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Yunfeihu modern logistics Co., Ltd. (“Yunfeihu Logistics”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Shenzhen Tongdow Jingu Investment Holding Co., Ltd. (“Shenzhen Jingu”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Tongdow E-commerce Group Co., Ltd. (“TD E-commerce”)	Controlled by an immediate family member of Chief Executive Officer of the Company
Katie Ou	Shareholder of BAIYU Holdings Inc.

2)	Balances with related parties

-	Due to related party

	September 30, 2024	December 31, 2023
TD E-commerce	$38,474,692	$38,121,056
Total due to related party	$38,474,692	$38,121,056

The amount due to related parties is non-trade in nature, unsecured, non-interest bearing and is not expected to be repaid in the next twelve months.

17. COMMITMENTS AND CONTINGENCIES

1)	Commitments

a non-cancellable operating leases

The following table sets forth our contractual obligations as of September 30, 2024:

	Payment due by September 30
	Total	2024	2025	2026
Operating lease commitments for property management expenses under lease agreements	$1,662	$1,662	$-	$-

2)	Contingencies

None.

18. Risks and uncertainties

(1) Credit risk

Assets that potentially subject the Company to a significant concentration of credit risk primarily consist of cash and cash equivalents and trade receivables with its customers. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of September 30, 2024, approximately $82,591 was primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China, which management believes are of high credit quality. The Company considers the credit standing of customers when making sales to manage the credit risk. Considering the nature of the business at current, the Company believes that the credit risk is not material to its operations.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	December 31,
	2024	2023
Balance sheet items, except for equity accounts	7.0176	7.0827

	For the nine months ended September 30,
	2024	2023
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	7.2043	7.0148

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

19. SUBSEQUENT EVENTS

The Company has reviewed its operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2024, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

On October 4, 2024, the Company received a notification letter from the staff at the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock from Nasdaq pursuant to Nasdaq Listing Rule 5101 and IM-5101-1. On October 7, 2024, the Company filed a request for hearing to appeal the Staff’s determination.

On October 28, 2024, BMYA New Energy Technology Inc., a subsidiary of the Company, entered into a Supplementary Agreement to the Purchase and Sale Contract with Feng’s Auto Parts Inc., which clarifies certain commercial arrangements between the parties under that certain Contracts of Purchase and Sale entered into by and between the parties dated August 23, 2024.

The Company has determined that there are no other items to disclose or require adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 30, 2024, the Company primarily had two business lines, which are the commodities trading business and supply chain management services.

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

For the nine months ended September 30, 2024, the Company recorded revenue of $91,714,259 from its commodities trading business and $2,811 from its supply chain management services, respectively.

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

Supply Chain Management Services

We offer a distribution service to bulk suppliers of precious metals by acting as a sales intermediary, procuring small to medium-sized buyers through our own professional sales team and channels and distributing the bulk precious metals of the suppliers. Upon executing a purchase order from our sourced buyers, we charge the suppliers a commission fee ranging from 1% to 2% of the distribution order, depending on the size of the order. We also offer some other supply chain management services business. For the nine months ended September 30, 2024, the Company generated revenue from supply chain management services of $2,811 from three third-party customers, compared with a commodity distribution services revenue of $64,037 with four third-party customers for the same period in 2023.

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

Results of Operations

Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues
- Sales of commodity products – third parties	$37,162,036	$33,883,096	$3,278,940	10%
- Supply chain management services	-	28,630	(28,630)	(100)%
Total Revenues	37,162,036	33,911,726	3,250,310	10%

Cost of revenues
- Commodity product sales – third parties	(37,220,150)	(33,916,806)	(3,303,344)	10%
- Supply chain management services	-	(18,157)	18,157	(100)%
Total operating cost	(37,220,150)	(33,934,963)	(3,285,187)	10%

Gross loss	(58,114)	(23,237)	(34,877)	150%

Operating expenses
Selling, general, and administrative expenses	(2,416,176)	(3,034,313)	618,137	(20)%
Total operating expenses	(2,416,176)	(3,034,313)	618,137	(20)%

Other income (expense), net
Interest income	7,354,682	5,124,728	2,229,954	44%
Interest expense	(115,082)	(129,716)	14,634	(11)%
Amortization of beneficial conversion feature relating to convertible promissory notes	-	(228,250)	228,250	(100)%
Other income, net	4,308	8,227	(3,919)	(48)%
Total other income, net	7,243,908	4,774,989	2,468,919	52%

Net income before income taxes	4,769,618	1,717,439	3,052,179	178%

Income tax expenses	(1,596,361)	(1,037,781)	(558,580)	54%
Net income	$3,173,257	$679,658	$2,493,599	367%

Revenue

For the three months ended September 30, 2024, we generated revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue increased by $3,250,310 or 10%, from $33,911,726 for the three months ended September 30, 2023 to $37,162,036 for the three months ended September 30, 2024, among which revenue from commodity trading and supply chain management accounted for 99.99% and 0.01% of our total revenue for the three months ended September 30, 2024. This increase was mainly driven by an expanded our customer base and favorable pricing conditions in the commodities market.

(1)	Revenue from sales of commodity products

For the three months ended September 30, 2024, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2023, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $37,162,036 from sales of commodity products for the three months ended September 30, 2024, compared to $33,883,096 for the three months ended September 30, 2023, representing an increase of $3,278,940, or 10%. This increase was primarily due to the Company’s expanded customer base, growing from thirteen to fourteen third-party customers, along with an increase in the sales volume of non-ferrous metals.

(2)	Revenue from supply chain management services

In connection with the Company’s commodity sales, in order to help customers to obtain sufficient funds to purchase various metal products and also help metal and mineral suppliers sell their metal products, the Company launched its supply chain management service business in December 2019, which primarily consisted of loan recommendation services and commodity distribution services. For the three months ended September 30, 2024, the Company provided nil commodity distribution services and other related services to third-party customers, compared with $28,630 provided to the third-party customers for the same period ended September 30, 2023. This decrease was primarily due to the Company’s ongoing business plan to expand into electric vehicle industry, resulting in reduction in commodity distribution services to third-party customers.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue increased by $3,285,187 or 10% from $33,934,963 for the three months ended September 30, 2023 to $37,220,150 for the three months ended September 30, 2024. The increased cost of revenue is in line with the increase in revenue.

Cost of revenue associated with commodity trading

For the three months ended September 30, 2024, the Company purchased non-ferrous metal products of $37,220,150 from 11 third-party vendors.

For the three months ended September 30, 2023, the Company purchased non-ferrous metal products of $33,916,806 from 11 third-party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $3,034,313 for the three months ended September 30, 2023 to $2,416,176 for the three months ended September 30, 2024, representing a decrease of $618,137, or 20%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The decrease was mainly attributable to cost-reduction initiatives and improved operational efficiencies implemented during the period.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the three months ended September 30, 2024, interest income was $7,354,682 representing an increase of $2,229,954, or 44% from $5,124,728 for the three months ended September 30, 2023. The increase was due to the growth of loans made to third party vendors for the three months ended September 30, 2024. The balance of loan receivables was $301,335,694 as of September 30, 2024 which was $99.38 million higher than that as of September 30, 2023.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the three months ended September 30, 2024, the item represented the amortization of beneficial conversion feature of nil relating to the convertible promissory notes.

For the three months ended September 30, 2023, the item represented the amortization of beneficial conversion feature of $228,250 relating to the convertible promissory notes.

Net income (loss)

As a result of the foregoing, net income for the three months ended September 30, 2024 was $3,173,257, representing an increase of $2,493,599 from $679,658 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues
- Sales of commodity products – third parties	$91,714,259	$102,937,623	$(11,223,364)	(11)%
- Supply chain management services	2,811	64,037	(61,226)	(96)%
Total Revenues	91,717,070	103,001,660	(11,284,590)	(11)%

Cost of revenues
- Commodity product sales – third parties	(91,856,394)	(103,107,066)	11,250,672	(11)%
- Supply chain management services	(16)	(41,540)	41,524	(100)%
Total operating cost	(91,856,410)	(103,148,606)	11,292,196	(11)%

Gross loss	(139,340)	(146,946)	7,606	(5)%

Operating expenses
Selling, general, and administrative expenses	(7,487,247)	(14,108,225)	6,620,978	(47)%
Total operating expenses	(7,487,247)	(14,108,225)	6,620,978	(47)%

Other income (expense), net
Interest income	20,113,780	14,482,016	5,631,764	39%
Interest expenses	(344,680)	(352,938)	8,258	(2)%
Amortization of beneficial conversion feature relating to convertible promissory notes	(92,552)	(713,292)	620,740	(87)%
Other income, net	1,595	7,130	(5,535)	(78)%
Total other income, net	19,678,143	13,422,916	6,255,227	47%

Net income (loss) before income taxes	12,051,556	(832,255)	12,883,811	1548%

Income tax expenses	(4,298,712)	(2,875,040)	(1,423,672)	50%
Net income (loss)	$7,752,844	$(3,707,295)	$11,460,139	309%

Revenue

For the nine months ended September 30, 2024, we generate revenue from the following two sources, including (1) revenue from sales of commodity products, and (2) revenue from supply chain management services. Total revenue decreased by $11,284,590 or 11%, from $103,001,660 for the nine months ended September 30, 2023 to $91,717,070 for the nine months ended September 30, 2024, among which revenue from sales of commodity products and supply chain management accounted for 99.99% and 0.01%, respectively. The decrease was mainly affected by the market environment: the industry was in a situation of both weak supply and weak demand, and the internal competition was also fierce.

(1)	Revenue from sales of commodity products

For the nine months ended September 30, 2024, the Company sold non-ferrous metals to fourteen third-party customers at fixed prices compared with thirteen third-party customers for the same period in 2023, and earned revenues when the product ownership was transferred to its customers. The Company earned revenues of $91,714,259 from sales of commodity products for the nine months ended September 30, 2024 compared with $102,937,623 for the nine months ended September 30, 2023, with a decrease of $11,223,364 or 11%. The decrease of revenue from sales of commodity products is mainly due to the decrease in the average unit sales price of zinc ingots from $3.32 per kilogram for the nine months ended September 30, 2023 to $2.76 per kilogram for the nine months ended September 30, 2024. And based on a downward trend in FY2024, the annual consumption of zinc plating in China is declining year by year.

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

For the nine months ended September 30, 2024, the Company recorded revenue of $2,811 from supply chain management services to third-party customers compared with $64,037 to third-party customers for the same period in 2023. The decrease in revenue from sales of commodity products is mainly due to the downsizing of the zinc plating market, as well as less customers in the fierce competition.

Cost of revenue

Our cost of revenue primarily includes the cost of revenue associated with commodity product sales and the cost of revenue associated with management services of the supply chain. Total cost of revenue decreased by $11,292,196 or 11% from $103,148,606 for the nine months ended September 30, 2023 to $91,856,410 for the nine months ended September 30, 2024. The decreased cost of revenue is in line with the decrease in revenue.

Cost of revenue associated with commodity trading

The cost of revenue primarily consists of purchase costs of non-ferrous metal products.

For the nine months ended September 30, 2024, the Company purchased non-ferrous metal products of $91,856,394 from 11 third-party vendors.

For the nine months ended September 30, 2023, the Company purchased non-ferrous metal products of $103,107,066 from 11 third-party vendors.

Selling, general, and administrative expenses

Selling, general and administrative expenses decreased from $14,108,225 for the nine months ended September 30, 2023 to $7,487,247 for the nine months ended September 30, 2024, representing a decrease of $6,620,978, or 47%. Selling, general and administrative expenses primarily consisted of salary and employee benefits, office rental expenses, amortizations of intangible assets and convertible notes, professional service fees and finance offering related fees. The decrease was mainly attributable to stock-based compensation expenses of $5,698,000 resulting from the issuance of a total of 11,000,000 shares of common stock to service providers for the nine months ended September 30, 2023 in comparison to zero in such expenses for the nine months ended September 30, 2024.

Interest income

Interest income was primarily generated from loans made to third parties and related parties. For the nine months ended September 30, 2024, interest income was $20,113,780 representing an increase of $5,631,764, or 39% from $14,482,016 for the nine months ended September 30, 2023. The increase was due to the growth of loans made to third party vendors for the nine months ended September 30, 2024.

Amortization of beneficial conversion feature and relative fair value of warrants relating to convertible promissory notes

For the nine months ended September 30, 2024, the item represented the amortization of beneficial conversion feature of $92,552 relating to the convertible promissory notes.

For the nine months ended September 30, 2023, the item represented the amortization of beneficial conversion feature of $713,292 relating to the convertible promissory notes.

Net income (loss)

As a result of the foregoing, net income for the nine months ended September 30, 2024 was $7,752,844, representing an increase of $11,460,139 from a net loss of $3,707,295 for the nine months ended September 30, 2023.

Cash Flows and Capital Resources

We have financed our operations primarily through shareholder contributions, cash flow from operations, borrowings from third parties and related parties, and equity financing through private placement and public offerings.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2024, the Company reported cash outflows of $38,390,258 from operating activities. As of September 30, 2024, the Company has working capital of approximately $274.95 million.

During the nine months ended September 30, 2024, the cash used in investing activities was $5,494.

The Company expects to use the proceeds from the equity financing as working capital to expand its commodities trading business.

Based on the foregoing capital market activities, the management believes that the Company will continue as a going concern in the following 12 months.

Statement of Cash Flows

The following table sets forth a summary of our cash flows. For the nine months ended September 30, 2024 and 2023, respectively:

	For the Nine Months Ended September 30,
	2024	2023
Net Cash (Used in)/Provided by Operating Activities	$(38,390,258)	$1,053,819
Net Cash Used in Investing Activities	(5,494)	(64,651,465)
Net Cash Provided by Financing Activities	36,900,000	56,004,311
Effect of exchange rate changes on cash and cash equivalents	306,712	8,140,537
Net (decrease)/increase in cash and cash equivalents	(1,189,040)	547,202
Cash and cash equivalents at beginning of period	1,516,358	893,057
Cash and cash equivalents at end of period	$327,318	$1,440,259

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, we had a cash outflow from operating activities of $38,390,258, a decrease of $39,444,077 from a cash inflow of $1,053,819 for the nine months ended September 30, 2023. We incurred a net income for the nine months ended September 30, 2024 of $7,752,844, an increase of $11,460,139 from the nine months ended September 30, 2023, during which we recorded a net loss of $3,707,295.

In addition to the change in profitability, the decrease in net cash used in operating activities was the result of several factors, including:

●	Non-cash effects adjustments include amortization of beneficial conversion feature of convertible promissory notes of $92,552, amortization of intangible assets of $6,634,441, accrual convertible interest expense of $324,463 and amortization of discount on convertible promissory notes of $66,667.

●	A decrease of $58,674,429 of loan receivables due to increase of funds lending to upstream industries.

●	An increase of $2,137,342 of advances from customers due to increase of revenue.

●	An increase of $5,131,470 of income tax payable due to increase of net income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $5,494 as compared to net cash used in investing activities of $64,651,465 for the nine months ended September 30, 2023.

The cash used in investing activities for the nine months ended September 30, 2023 was mainly for the loans disbursed to third parties of $122,971,023, partly offset by the collected loans from third partis of $58,413,241.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, the cash provided by financing activities was mainly attributable to cash raised of $36,900,000 from the issuance of 30,000 shares of common stock.

During the nine months ended September 30, 2023, the cash provided by financing activities was mainly attributable to cash raised of $42,350,000 from certain private placements by the issuance of 35,000,000 shares of common stocks, cash raised of $559,073 from a registered direct offering by the issuance of 689,306 shares of common stocks, cash raised of $3,000,000 from issuance of unsecured senior convertible promissory notes in the aggregate principal amount of $3,320,000, and cash raised of $9,800,000 from certain private placements by the issuance of 28,000,000 shares of common stock.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

As of September 30, 2024, the Company had one lease arrangement with an unrelated third party. The lease term is 24 months, which will expire in November 2024. As of the date of this report, the Company cannot reasonably assess whether it will renew the lease term. The lease commitment was as following table:

		Less than
	Total	1 year	1-2 years	Thereafter
Contractual obligations:
Operating lease	$1,662	$1,662	$-	$-
Total	$1,662	$1,662	$-	$-

Critical Accounting Policies

Please refer to Note 2 of the Condensed Consolidated Financial Statements included in this Form 10-Q for details of our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2024.

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

Management’s assessment of the control deficiency over accounting and finance personnel as of September 30, 2024 includes:

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

Following the identification of the material weaknesses and control deficiencies, we have taken the following remedial measures: engaging an external consulting firm to assist us with the assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued pursuant to the conversion of convertible promissory notes

The Company settled convertible promissory notes issued on October 4, 2021 of $125,000 on December 30, 2022, $125,000 on January 10, 2023, $125,000 on January 18, 2023, $250,000 on February 2, 2023, $250,000 on March 2, 2023, respectively, and issued 148,399, 147,824, 147,475, 292,987, and 279,567 shares of the Company’s common stock on January 6, 2023, January 12, 2023, January 18, 2023, February 3, 2023, and March 2, 2023, respectively for the three months ended September 30, 2023.

The Company settled convertible promissory notes issued on May 6, 2022 of $200,000 on January 18, 2023, $200,000 on February 3, 2023, $175,000 on February 8, 2023, $250,000 on February 15, 2023, $250,000 on March 8, 2023, and $125,000 on March 24, 2023, respectively, and issued 235,960, 234,389, 205,090, 292,987, 279,567 and 145,660 shares of the Company’s common stock on January 19, 2023, February 6, 2023, February 8, 2023, February 15, 2023, March 15, 2023, and March 29, 2023, respectively for the three months ended September 30, 2023.

The Company settled convertible promissory notes issued on March 13, 2023 of $300,000 on September 7, 2023, $200,000 on October 10, 2023, $175,000 on October 13, 2023, $150,000 on November 16, 2023, $150,000 on December 5, 2023, and $150,000 on December 29, 2023, respectively, and issued 41,829, 41,736, 36,920, 109,075, 109,075, and 137,644, shares of the Company’s common stock on September 12, 2023, October 11, 2023, October 13, 2023, November 20, 2023, December 7, 2023, and December 29, 2023, respectively, for the year ended December 31, 2023. The Company settled convertible promissory notes of $150,000 on February 1, 2024, $150,000 on February 15, 2024, and $150,000 on April 18, 2024 respectively, and issued 160,174, 152,620 and 159,547 shares of the Company’s common stock on February 1, 2024, February 10, 2024 and April 23, 2024, respectively, for the nine months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the draft registration statement on Form DRS filed on February 14, 2013)
3.2*	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the draft registration statement on Form DRS filed on February 14, 2013)
3.3*	Articles of Association of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.3 of the registration statement on Form S-1/A filed on June 27, 2013)
3.4*	Certificate of Approval of Wujiang Luxiang Rural Microcredit Co. Ltd. (incorporated by reference to Exhibit 3.4 of the registration statement on Form S-1 filed on June 7, 2013)
3.5*	Certificate of Amendment of the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.5 of the registration statement on Form S-1/A filed on July 16, 2013)
3.6*	Certificate of Amendment to the Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on January 16, 2019)
3.7*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 7, 2019
3.8*	Certificate of Amendment to the Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 12, 2020
3.9*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 21, 2021
3.10*	Certificate of Amendment to Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on August 17, 2022
3.11*	Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of Delaware on October 19, 2023, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on October 20, 2023
10.1*	Supplementary Agreement to the Purchase and Sale Contract entered into by and between BMYA New Energy Technology Inc. and Feng’s Auto Parts Inc., dated October 28, 2024, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 30, 2024
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed

**	Filed herewith

***	The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIYU HOLDINGS, INC.

Date: November 13, 2024	By:	/s/ Renmei Ouyang
	Name:	Renmei Ouyang
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wenhao Cui
	Name:	Wenhao Cui
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)